Form 10-Q
period 1996-03-31
KOPPERS INDUSTRIES INC
filed 1996-05-08
CIK 916075

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO         COMMISSION FILE NUMBER 1-12716

                           KOPPERS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                            25-1588399
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

                              436 SEVENTH AVENUE
                        PITTSBURGH, PENNSYLVANIA 15219
                                (412) 227-2001
                   (Address of principal executive offices)
             (Registrant's telephone number, including area code)
                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    -----   -----

  Voting and Non-Voting Common Stock, par value $.01 per share, outstanding at April 19, 1996 amounted to 2,131,207 and 1,209,400 shares, respectively.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (THOUSANDS EXCEPT PER SHARE FIGURES)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                               1995      1996
                                                           --------- ---------
                                                               (UNAUDITED)
Net sales.................................................  $122,201  $126,701
Operating expenses:
  Cost of sales...........................................   102,767   111,255
  Depreciation and amortization...........................     4,087     4,943
  Selling, research, general and administrative...........     5,624     6,256
                                                           --------- ---------
    Total operating expenses..............................   112,478   122,454
                                                           --------- ---------
Operating profit..........................................     9,723     4,247
Equity in earnings of affiliates..........................     1,265     1,791
Other income..............................................        15         8
Litigation judgment.......................................        --   (10,946)
                                                           --------- ---------
Income (loss) before interest expense and provision for
income taxes..............................................    11,003    (4,900)
Interest expense..........................................     3,572     3,734
                                                           --------- ---------
Income (loss) before provision for income taxes...........     7,431    (8,634)
Provision for income taxes................................     2,320      (894)
                                                           --------- ---------
Net income (loss)......................................... $   5,111 $  (7,740)
                                                           ========= =========
Earnings (loss) per share of common stock................. $    1.49 $   (2.34)
                                                           ========= =========



                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                        DECEMBER 31,  MARCH 31,
                                                           1995*        1996
                                                        ------------ -----------
                                                                     (UNAUDITED)
 ASSETS
 Current assets:
   Cash................................................  $   1,618    $   4,816
   Accounts receivable less allowance for doubtful
      accounts of $342 in 1995
      and $341 in 1996.................................     57,583       59,969
   Inventories:
     Raw materials.....................................     38,584       40,284
     Work in process...................................      2,419        2,257
     Finished goods....................................     44,363       44,140
     LIFO reserve......................................     (8,191)      (8,402)
                                                         ---------    ---------
       Total inventories...............................     77,175       78,279
   Other...............................................      7,628        8,345
                                                         ---------    ---------
       Total current assets............................    144,004      151,409
 Investments...........................................     49,041       51,783
 Fixed assets..........................................    248,911      256,142
   Less: accumulated depreciation......................   (102,388)    (107,195)
                                                         ---------    ---------
     Net fixed assets..................................    146,523      148,947
 Other assets..........................................      9,387        9,293
                                                         ---------    ---------
       Total assets....................................  $ 348,955    $ 361,432
                                                         =========    =========

- ------------
* Summarized from audited fiscal year 1995 balance sheet.




                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                         DECEMBER 31,  MARCH 31,
                                                            1995*        1996
                                                         ------------ -----------
                                                                      (UNAUDITED)
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable....................................    $ 33,237    $ 27,420
   Accrued liabilities.................................      21,672      28,150
   Current portion of term loans.......................       9,000       4,000
                                                           --------    --------
     Total current liabilities.........................      63,909      59,570
 Long-term debt:
   Revolving credit....................................      29,000      68,000
   Term loans..........................................      26,000      21,000
   Senior Notes........................................     110,000     110,000
                                                           --------    --------
     Total long-term debt..............................     165,000     199,000
 Other long-term reserves..............................      41,816      43,377
                                                           --------    --------
     Total liabilities.................................     270,725     301,947
 Series B Junior Convertible Preferred Stock; 2,600
  shares designated and issued; liquidation value of
  $100 per share.......................................         260          --
 Common stock value subject to redemption..............      23,715      15,735
 Voting Common stock, $.01 par value: 10,000,000 shares
  authorized, 2,235,984 shares issued in 1995 and 1996.          22          22
 Non-Voting Common Stock, $.01 par value: 10,000,000
  shares authorized, 779,400 total shares issued in
  1995 and 1,209,400 in 1996...........................           8          12
 Capital in excess of par value........................      13,024      11,744
 Retained earnings.....................................      45,828      34,782
 Cumulative translation adjustment.....................        (384)        473
 Treasury stock, at cost, 477,987 shares in 1995 and
  440,681 shares in 1996...............................      (4,243)     (3,283)
                                                           --------    --------
     Total liabilities and stockholders' equity........    $348,955    $361,432
                                                           ========    ========

- ------------
* Summarized from audited fiscal year 1995 balance sheet.




                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                               1995       1996
                                                           ---------  ---------
                                                               (UNAUDITED)
Cash used by operating activities.........................  $ (3,219)  $ (5,428)
Cash used in investing activities:
  Acquisition of wood treating plant......................    (9,765)        --
  Capital expenditures....................................    (3,022)    (6,647)
  Other...................................................      (343)      (107)
                                                           ---------  ---------
      Net cash used in investing activities...............   (13,130)    (6,754)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit........................    44,000     65,500
  Repayments of revolving credit..........................   (39,000)   (26,500)
  Repayment of long-term debt.............................        --    (10,000)
  Proceeds from long-term debt............................    10,000         --
  Net purchases of voting common stock....................      (257)      (532)
  Purchase of Non-Voting Common Stock.....................        --    (12,250)
  Dividends on Common Stock...............................        --       (838)
                                                           ---------  ---------
      Net cash provided by financing activities...........    14,743     15,380
                                                           ---------  ---------
Net increase (decrease) in cash...........................    (1,606)     3,198
Cash at beginning of period...............................     2,975      1,618
                                                           ---------  ---------
Cash at end of period.....................................  $  1,369   $  4,816
                                                           =========  =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest..............................................  $  5,774   $  6,086
    Income taxes..........................................  $    (95)  $   (906)




                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 1995 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(4) First quarter 1996 results reflect a legal judgment against the Company for approximately $11 million. On April 3, 1996 a jury verdict was returned against the Company for a total of $10.3 million, including $0.5 million in punitive damages. In addition to damages, Owens-Corning Fiberglas Corporation ("OCF") has sought approximately $3 million in attorney's fees as well as prejudgment interest for an amount estimated by the Company to be approximately $5 million, alleging that the Company failed to engage in good faith settlement negotiations. The Company has provided reserves of $14 million at March 31, 1996 ($11 million in the first quarter of 1996 and $3 million in prior periods). See "Legal Proceedings."

(5) In March 1996, the Company purchased 350,000 shares of non-voting common stock of the Company for $35 per share. See Note 12 of the Notes to Consolidated Financial Statements on page 44 of the Company's 1995 Form 10-K.

(6) In April 1996, the Company purchased a tar distillation plant and certain assets for approximately $40 million cash. See Notes 3 and 12 on pages 35 and 44, respectively, of the Company's 1995 Form 10-K.

(7) Common stock value subject to redemption decreased by approximately $8 million as a result of cash payment limitations under the terms of existing debt covenants. See Note 6 of the Notes to Consolidated Financial Statements on page 38 of the Company's 1995 Form 10-K.

(8) The Company's effective income tax rate for the three months ended March 31, 1996 decreased to 10.4% from 31.2% in the prior year period due primarily to the effect of first quarter results and projected tax credits for fiscal year 1996 from the recently acquired Monessen facility of approximately $8 million.

(9) In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and the effect of adoption was not material.

                           KOPPERS INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ---------------------
                                                             1995        1996
                                                         ---------   ---------
NET SALES:
  Coke Products.........................................  $ 19,279    $ 28,218
  Carbon Materials & Chemicals..........................    46,099      44,278
  Railroad & Utility Products...........................    56,823      54,205
                                                         ---------   ---------
    Total...............................................  $122,201    $126,701
                                                         =========   =========
SEGMENT SALES AS PERCENTAGE OF TOTAL:
  Coke Products.........................................      15.8%       22.3%
  Carbon Materials & Chemicals..........................      37.7%       34.9%
  Railroad & Utility Products...........................      46.5%       42.8%
                                                            ------      ------
    Total...............................................     100.0%      100.0%
GROSS MARGIN BY SEGMENT:
  Coke Products.........................................      11.9%        8.8%
  Carbon Materials & Chemicals..........................      20.6%       14.5%
  Railroad & Utility Products...........................      13.4%       12.1%
                                                            ------      ------
    Total...............................................      15.9%       12.2%
OPERATING MARGIN BY SEGMENT:
  Coke Products.........................................       4.3%        2.1%
  Carbon Materials & Chemicals..........................      13.0%        5.5%
  Railroad & Utility Products...........................       7.8%        5.2%
  Corporate Unallocated Overhead........................      (1.3%)      (1.3%)
                                                            ------      ------
    Total...............................................       8.0%        3.4%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

  Net Sales. Net sales for the three months ended March 31, 1996 were 3.7% higher than the same period in 1995, due primarily to an increase of 46.4% in sales of Coke Products which offset decreases of 4.0% for Carbon Materials & Chemicals and 4.6% for Railroad & Utility Products. The increase in net sales for Coke Products was due primarily to sales of approximately $10 million from the Monessen facility, which started production in the fourth quarter of 1995, coupled with a 5.6% increase in coke price realizations, offset to some extent by lower production at the Woodward facility of 4.6% due in part to the effect of winter weather on operations. The reduction in net sales for Carbon Materials & Chemicals was due primarily to a reduction in phthalic anhydride ("PAA") prices of 34.0% compared to the same period in the prior year, offsetting a 6.3% increase in carbon pitch volumes coupled with a 4.0% increase in carbon pitch prices. The reduction in net sales for Railroad & Utility Products was due primarily to a 10.2% increase in selling prices for utility poles as compared to the same period last year, which contributed to a 19.7% reduction in volumes for utility poles.

                           KOPPERS INDUSTRIES, INC.

  Gross Profit. As a percent of sales, gross profit decreased to 12.2% in the first quarter of 1996 from 15.9% the same period last year. This decrease was due to decreases in gross margins to 8.8% from 11.9% for Coke Products, to 14.5% from 20.6% for Carbon Materials & Chemicals, and to 12.1% from 13.4% for Railroad & Utility Products. The decrease for Coke Products was due primarily to weather and operational startup expenses at the Monessen facility in January and February 1996, as well as higher operating costs at the Woodward and Monessen facilities as a result of severe winter weather in 1996. Excluding the expenses of $0.9 million associated with the Monessen startup, the gross margin in 1996 would have been 11.8%. The decrease in gross margins for Carbon Materials & Chemicals was due primarily to a 34.0% reduction in PAA prices. In addition, gross margins in the Carbon Materials & Chemicals division were negatively impacted by a number of other factors: increased plant costs associated with severe winter weather; a greater proportion of creosote sold in the lower margin carbon black market as a result of decreased shipments to creosote customers who slowed wood treating operations during the severe winter; and the utilization of higher priced orthoxylene inventories which were purchased prior to the sharp decline in orthoxylene prices. The decrease in gross margins for Railroad & Utility Products was due primarily to higher unit costs from the reduced volumes for utility poles, as well as $0.4 million of higher operating costs at the Company's Somerville facility as a result of a strike which lasted approximately one month and was settled in early April 1996. Railroad & Utility Products costs were also negatively impacted by severe winter weather.

  Depreciation and Amortization. The increase in depreciation and amortization for 1996 as compared to the prior year was due to the acquisitions of the Somerville crosstie treating plant and the Monessen facility, both of which were acquired in the Spring of 1995.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1996 increased to 4.9% of net sales from 4.6% of net sales in the same period last year primarily as a result of higher costs related to the integration of the Monessen and Clairton facilities acquisitions and the implementation of newly initiated logistics improvements in all the Company's businesses.

  Equity in Earnings of Affiliates. Equity earnings increased to $1.8 million for the three months ended March 31, 1996 compared to $1.3 million for the same period last year as all three affiliates recorded moderately higher earnings.

  Interest Expense. Interest expense increased $0.2 million in the first quarter of 1996 as compared to the prior year as the result of a higher average debt level coupled with an increase in the average interest rate of 1.3%.

  Income Taxes. The Company's effective income tax rate for the three months ended March 31, 1996 decreased to 10.4% from 31.2% in the prior year period due primarily to projected tax credits for Fiscal year 1996 for the recently acquired Monessen facility.

  Net Income (Loss). The net loss of $7.7 million for the three months ended March 31, 1996 compared to net income of $5.1 million for the same period last year was the result of an $11 million litigation charge in 1996, as well as lower operating profits for the businesses due to an increase in costs of sales in excess of the increase in net sales for this period. See "Legal Proceedings."

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1996, the Company had cash and cash equivalents of $4.8 million and $17.4 million of availability under the revolving credit facility for working capital purposes, and letters of credit subject to an aggregate sublimit of $15.0 million and possible restrictions in particular periods. Letters of credit from time to time are required by the Company, primarily to support obligations of the Company such as payment guarantees for insurance and claims, bid and performance bonds for export sales and general corporate guarantees. As of

                           KOPPERS INDUSTRIES, INC.
March 31, 1996, $8.9 million of commitments were utilized by outstanding standby letters of credit and there were $68.0 million in outstanding borrowings for working capital purposes.

  Cash used by operating activities totaled $5.4 million for the three months ended March 31, 1996, compared to $3.2 million of cash usage for the same period last year. The difference was due primarily to a loss of $7.7 million in 1996 coupled with increased working capital needs (excluding accrued liabilities) of $13.0 million, which were partially offset by an increase in accrued liabilities of $11.4 million in 1996 which includes an increase of $11.0 million related to a provision for a legal judgment. See "Legal Proceedings." An increase in working capital of $15.3 million due to higher sales was the primary use of cash in operations for the first three months of 1995.

  Capital expenditures, excluding acquisitions, were $6.6 million for the three months ended March 31, 1996 versus $3.0 million for the same period last year, with the increase in 1996 due primarily to capital expenditures to bring the recently acquired Monessen facility to full operating capacity. In April 1996, the Company purchased a tar distillation plant located in Clairton, Pennsylvania for $39 million subject to post-closing working capital adjustments. See Note 3 on page 35 of the Company's 1995 Form 10-K.

  The Company generally finances the cost of acquisitions from internally generated funds or through borrowings from banks. In April 1996, the Company entered into a $35 million term loan agreement for the purchase of the tar distillation plant and certain other assets from Aristech Chemical Corporation, with repayments of $17.5 million required in both 2000 and 2001. The additional $4 million required for the acquisition was financed through the revolving credit facility. In March 1996, the Bank Credit Agreement was amended to increase the revolving credit facility to $100 million, which includes letters of credit subject to an aggregate sublimit of $15 million. Proceeds from this facility were used to repay an outstanding $10 million term loan which had been secured in February 1994.

  Financing activities provided $15.4 million in cash for the three months ended March 31, 1996 compared to $14.8 million for the same period last year. Cash supplied by financing activities was the result of a net increase of $39.0 million in the revolving credit facility, partially offset by the $10.0 million term loan repayment and a $12.3 million purchase of 350,000 shares of non-voting common stock at $35 per share in equal amounts from Cornerstone-Spectrum, Inc. (formerly Beazer, Inc.) and APT Holdings Corporation. See Note 12 of the Notes to Financial Statements on page 44 of the Company's 1996 Form 10-K.

LITIGATION

  On April 3, 1996 a jury verdict was returned against the Company for a total of $10.3 million including $0.5 million in punitive damages. The Company will appeal this judgment. In addition to damages, OCF has sought approximately $3 million in attorney's fees, as well as prejudgment interest for an amount estimated by the Company to be approximately $5 million, alleging that the Company failed to engage in good faith settlement negotiations. The Company has provided reserves of $14 million at March 31, 1996 ($11 million in the first quarter of 1996 and $3 million in prior periods) in connection with this litigation. The Company has obtained from its lenders consents to exclude for the first two quarters of 1996 the $11 million charge to earnings from the calculation of ratios contained in certain financial covenants under its credit facilities. In addition, the indenture related to the Senior Notes of the Company restricts the Company's ability to incur certain types of indebtedness unless the ratio of cash flow to fixed charges in each of the four quarters preceding the incurrence of such indebtedness is greater than
2.5 to 1. The Company's $11 million charge to earnings in the first quarter of 1996 will adversely affect the Company's ability to incur additional indebtedness until the second quarter of 1997. See "Legal Proceedings".

                           KOPPERS INDUSTRIES, INC.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and the effect of adoption was not material.

                          PART II--OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

  On May 11, 1990, Owens-Corning Fiberglas ("OCF") filed against the Company seeking damages allegedly resulting from the sale by the Company's predecessor, Koppers Company, Inc. ("Old Koppers") of coal tar bitumen ("CTB") from the mid 1970's to the mid 1980's. The OCF litigation relates to problems experienced with roofing systems sold by OCF which contain CTB sold by Old Koppers. OCF identified 11 roofs it alleges were built using defective Old Koppers' CTB. On April 3, 1996 a jury verdict was returned against the Company for a total of $10.3 million, including $0.5 million in punitive damages. The Company will appeal the judgment. In addition to damages, OCF has sought approximately $3 million in attorney's fees as well as prejudgment interest for an amount estimated by the Company to be approximately $5 million, alleging that the Company failed to engage in good faith settlement negotiations. The Company has provided reserves of $14 million at March 31, 1996 ($11 million in the first quarter of 1996 and $3 million in prior periods).

  It is the opinion of management that the ultimate resolution of this matter, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of this matter, it is possible that future results of operations and cash flow of the Company as well as its ability to remain in compliance with certain financial covenants could be materially adversely affected in a particular period and that the Company's ability to incur additional debt could be reduced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Litigation".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The annual meeting of stockholders of the Company was held on February 21, 1996 at the corporate offices of the Company.

  (b) The Company did not solicit proxies, and the board of directors as reported on page 9 of the Company's 1995 Form 10-K was re-elected unanimously in its entirety.

  (c) The following item was approved unanimously at the annual meeting of stockholders:

    1. Appointment of Independent Auditors

  The appointment of Ernst & Young LLP as independent auditors for the current fiscal year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  11. Statement Regarding Computation of Per Share Earnings.

  (b) Reports on Form 8-K

  Form 8-K dated April 1, 1996 was filed by the Company on April 12, 1996 regarding the purchase of a tar distillation plant from Aristech Chemical Corporation and the adverse jury verdict against the Company regarding the Owens-Corning Fiberglas lawsuit.