Form 10-Q
period 1996-06-30
KOPPERS INDUSTRIES INC
filed 1996-08-13
CIK 916075

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

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                                 Yes  X  No
                                     ---    ---
  Voting and Non-Voting Common Stock, par value $.01 per share, outstanding at August 1, 1996 amounted to 6,400,460 and 3,628,200 shares, respectively.
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (THOUSANDS EXCEPT PER SHARE FIGURES)

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                              JUNE 30,           JUNE 30,
                                         ------------------- ------------------
                                             1996      1995    1996      1995
                                         --------- --------- --------  --------
                                             (UNAUDITED)        (UNAUDITED)
Net sales...............................  $156,887  $135,578 $283,588  $257,779
Operating expenses:
  Cost of sales.........................   130,173   110,035  241,421   212,787
  Depreciation and amortization.........     5,647     4,497   10,590     8,584
  Selling, research, general and
   administrative.......................     7,206     7,409   13,462    13,033
                                         --------- --------- --------  --------
    Total operating expenses............   143,026   121,941  265,473   234,404
                                         --------- --------- --------  --------
Operating profit........................    13,861    13,637   18,115    23,375
Equity in earnings of affiliates........     2,619     2,963    4,411     4,228
Litigation judgment.....................        --        --  (10,946)       --
                                         --------- --------- --------  --------
Income before interest expense and
 provision for income taxes.............    16,480    16,600   11,580    27,603
Interest expense........................     4,624     3,868    8,358     7,440
                                         --------- --------- --------  --------
Income before provision for income
 taxes..................................    11,856    12,732    3,222    20,163
Provision for income taxes..............     1,133     4,002      239     6,322
                                         --------- --------- --------  --------
Net income.............................. $  10,723 $   8,730 $  2,983  $ 13,841
                                         ========= ========= ========  ========
Earnings per share of common stock......     $1.14     $0.84    $0.30     $1.34
                                         ========= ========= ========  ========



                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1996        1995*
                                                        ----------- ------------
                                                        (UNAUDITED)
 ASSETS
 Current assets:
   Cash................................................  $   1,983   $   1,618
   Accounts receivable less allowance for doubtful
    accounts of $359 in 1996 and $342 in 1995..........     85,759      57,583
   Inventories:
     Raw materials.....................................     34,994      38,584
     Work in process...................................      1,888       2,419
     Finished goods....................................     49,197      44,363
     LIFO reserve......................................     (7,733)     (8,191)
                                                         ---------   ---------
       Total inventories...............................     78,346      77,175
   Other...............................................      8,452       7,628
                                                         ---------   ---------
       Total current assets............................    174,540     144,004
 Investments...........................................     50,468      49,041
 Fixed assets..........................................    287,477     248,911
   Less: accumulated depreciation......................   (109,720)   (102,388)
                                                         ---------   ---------
     Net fixed assets..................................    177,757     146,523
 Other assets..........................................     22,143       9,387
                                                         ---------   ---------
       Total assets....................................  $ 424,908   $ 348,955
                                                         =========   =========

- ------------
* Summarized from audited fiscal year 1995 balance sheet.




                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1996        1995*
                                                        ----------- ------------
                                                        (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $ 40,520     $ 33,237
  Accrued liabilities.................................     38,114       21,672
  Current portion of term loans.......................      5,000        9,000
                                                         --------     --------
    Total current liabilities.........................     83,634       63,909
Long-term debt:
  Revolving credit....................................     62,000       29,000
  Term loans..........................................     53,000       26,000
  Senior Notes........................................    110,000      110,000
                                                         --------     --------
    Total long-term debt..............................    225,000      165,000
Other long-term reserves..............................     46,928       41,816
                                                         --------     --------
    Total liabilities.................................    355,562      270,725
Series B Junior Convertible Preferred Stock; 2,600
 shares designated and issued; liquidation value of
 $100 per share.......................................         --          260
Common stock value subject to redemption..............     24,708       23,715
Voting common stock, $.01 par value: 40,000,000 shares
 authorized, 6,707,952 shares issued in 1996 and 1995.         67           67
Non-voting common stock $.01 par value: 40,000,000
 shares authorized, 3,628,200 shares issued and
 outstanding in 1996 and 2,338,200 in 1995............         36           23
Capital in excess of par value........................     11,675       12,964
Retained earnings.....................................     35,769       45,828
Cumulative translation adjustment.....................      1,644         (384)
Treasury stock, at cost, 1,430,046 shares in 1996 and
 1,433,961 shares in 1995.............................     (4,553)      (4,243)
                                                         --------     --------
    Total liabilities and stockholders' equity........   $424,908     $348,955
                                                         ========     ========

- ------------
* Summarized from audited fiscal year 1995 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (UNAUDITED)
Cash provided by operating activities....................... $ 11,216  $ 10,549
Cash used in investing activities:
  Acquisitions and related capital expenditures.............  (39,174)  (17,875)
  Capital expenditures......................................  (11,404)   (6,897)
                                                             --------  --------
      Net cash used in investing activities.................  (50,578)  (24,772)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit..........................   99,750    76,000
  Repayments of revolving credit............................  (66,750)  (79,000)
  Repayment of long-term debt...............................  (12,000)       --
  Proceeds from long-term debt..............................   35,000    15,000
  Payment of deferred financing costs.......................     (620)       --
  Net sales (purchases) of voting common stock..............   (1,824)       65
  Purchase of non-voting common stock.......................  (12,250)       --
  Dividends on common stock.................................   (1,579)     (647)
                                                             --------  --------
      Net cash provided by financing activities.............   39,727    11,418
                                                             --------  --------
Net increase (decrease) in cash.............................      365    (2,805)
Cash at beginning of period.................................    1,618     2,975
                                                             --------  --------
Cash at end of period....................................... $  1,983  $    170
                                                             ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................ $  7,490  $  7,377
    Income taxes............................................ $    141  $  3,579


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

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal.

(3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(4) On April 1, 1996 the Company purchased the coal chemical business of Aristech Chemical Corporation for approximately $40 million cash and the assumption of certain liabilities. The purchase was financed through a $35 million term loan, with the remaining $5 million financed through the revolving credit facility.

(5) On May 22, 1996 the Company's Board of Directors approved a three-for-one split of its voting and non-voting common stock effective May 23, 1996. Additionally, authorized shares of voting common stock were increased from 10,000,000 shares to 40,000,000 shares. Par value for voting and non-voting common stock remained at $.01 per share. The split resulted in the issuance of 4,471,968 additional shares of common stock and 2,418,800 additional shares of non-voting common stock. All references in the financial statements to shares outstanding and earnings per share data have been restated to reflect the split.

                           KOPPERS INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth certain sales and operating data, net of all inter- segment transactions, for the Company's businesses for the periods indicated:

                                     THREE MONTHS
                                         ENDED           SIX MONTHS ENDED
                                       JUNE 30,              JUNE 30,
                                   -------------------   -------------------
                                     1996       1995       1996       1995
                                   --------   --------   --------   --------
                                         (DOLLARS IN THOUSANDS)
NET SALES:
  Coke Products................... $ 24,582   $ 18,026   $ 52,800   $ 37,305
  Carbon Materials & Chemicals....   66,301     52,016    110,579     98,115
  Railroad & Utility Products.....   66,004     65,536    120,209    122,359
                                   --------   --------   --------   --------
    Total......................... $156,887   $135,578   $283,588   $257,779
                                   ========   ========   ========   ========
SEGMENT SALES AS PERCENTAGE OF
 TOTAL:
  Coke Products...................     15.7%      13.3%      18.6%      14.5%
  Carbon Materials & Chemical.....     42.2%      38.4%      39.0%      38.1%
  Railroad & Utility Products.....     42.1%      48.3%      42.4%      47.4%
                                   --------   --------   --------   --------
    Total.........................    100.0%     100.0%     100.0%     100.0%
GROSS MARGIN BY SEGMENT:
  Coke Products...................      9.0%      11.4%       8.9%      11.7%
  Carbon Materials & Chemicals....     22.2%      22.7%      19.1%      21.7%
  Railroad & Utility Products.....     14.9%      17.7%      13.6%      15.7%
                                   --------   --------   --------   --------
    Total.........................     17.0%      18.8%      14.9%      17.4%
OPERATING MARGIN BY SEGMENT:
  Coke Products...................      1.3%       3.5%       1.7%       3.9%
  Carbon Materials & Chemicals....     15.5%      15.3%      11.5%      14.2%
  Railroad & Utility Products.....      9.6%      12.1%       7.6%      10.1%
  Corporate Unallocated Overhead..     (1.8%)     (2.0%)     (1.5%)     (1.6%)
                                   --------   --------   --------   --------
    Total.........................      8.9%      10.0%       6.4%       9.0%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995.

  Net Sales. Net sales for the three months ended June 30, 1996 were 15.7% higher than the same period in 1995, due primarily to the effect of recent acquisitions in the Coke Products and Carbon Materials & Chemicals businesses. Net sales for Coke Products increased by 36.4% due to sales of approximately $10 million from the Monessen facility, which started production in the fourth quarter of 1995, offset to some extent by a 19.6% reduction in sales volumes at the Woodward facility as the result of the suspension of shipments to two significant customers. Shipments to the Gary, Indiana plant of U.S. Steel were temporarily suspended as the result of an explosion which disabled a blast furnace on April 2, 1996, and shipments to McLouth Steel Products Corp. ("McLouth") were suspended as the result of a bankruptcy filing. On June 1, 1996 the Company resumed shipments to U.S. Steel; however, only a portion of the McLouth shipments have been placed with alternative customers. Net sales for Carbon Materials & Chemicals increased by 27.5% due primarily to sales of approximately $15 million from the Clairton facility acquired on April 1, 1996 coupled with a 2.4% increase in carbon pitch prices. The effect of the acquisition coupled with higher carbon pitch prices was offset to some extent by a net reduction in phthalic anhydride ("PAA") sales, as an increase of 28.4% in PAA sales volumes

                            KOPPERS INDUSTRIES, INC.

was more than offset by a 39.3% reduction in PAA prices. Net sales for Railroad & Utility Products were comparable to the prior year quarter as a 6.3% reduction in sales volumes for utility poles was offset by a 9.8% increase in sales volumes for railroad crossties.

  Gross Profit. As a percent of net sales, gross profit decreased to 17.0% in the second quarter of 1996 from 18.8% for the same period last year. This decrease was due to decreases in gross margins to 9.0% from 11.4% for Coke Products, to 22.2% from 22.7% for Carbon Materials & Chemicals, and to 14.9% from 17.7% for Railroad & Utility Products. The decrease for Coke Products was due to higher unit costs at the Woodward facility as a result of a 5.1% decrease in production, and the suspension of shipments to both U.S. Steel and McLouth during the second quarter of 1996. The reduction in gross profit for Carbon Materials & Chemicals was the result of a 39.3% reduction in PAA pricing, offset to some extent by a 2.4% increase in carbon pitch prices coupled with a 60.1% increase in carbon pitch volumes related to the acquisition of the Clairton facility in 1996. The reduction in gross profit for Railroad & Utility Products was due primarily to higher per unit operating costs for utility poles as a result of a 6.3% reduction in sales volumes compared to the prior year.

  Depreciation and Amortization. The increase in depreciation and amortization for 1996 as compared to the prior year was due primarily to the acquisition of the Clairton facility in April 1996, and the startup of the Monessen facility in November 1995.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 1996 decreased to 4.6% of net sales from 5.5% of net sales in the same period last year primarily as a result of lower management incentive expense in 1996 as financial results declined as compared to the prior year.

  Interest Expense. Interest expense increased $0.8 million in the second quarter of 1996 as compared to the prior year primarily as a result of the additional $40 million in indebtedness to finance the acquisition of the Clairton facility in 1996.

  Income Taxes. The Company's effective income tax rate for the three months ended June 30, 1996 decreased to 9.6% from 31.4% in the prior year period due primarily to projected tax credits for Fiscal year 1996 for the Monessen coke facility.

  Net Income. Net income for the three months ended June 30, 1996 compared to the same period last year increased as the result of lower income tax expense more than offsetting higher interest expense as compared to the prior year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

  Net Sales. Net sales for the six months ended June 30, 1996 were 10.0% higher than the same period in 1995, due primarily to the effect of recent acquisitions in the Coke Products and Carbon Materials & Chemicals businesses. Net sales for Coke Products increased by 41.5% due primarily to sales of approximately $20 million from the Monessen facility, offset to some extent by an 11.7% reduction in sales volumes at the Woodward coke facility resulting from suspensions of shipments to U.S. Steel and McLouth in the second quarter of 1996, as well as reduced production in the first quarter of 1996 as the result of severe winter weather. Net sales for Carbon Materials & Chemicals increased by 12.7% due primarily to sales of approximately $15 million from the Clairton facility acquired on April 1, 1996 coupled with a 3.2% increase in carbon pitch prices. The effect of the acquisition coupled with higher carbon pitch prices was offset to some extent by a net reduction in PAA sales, as an increase of 19.0% in PAA sales volumes was more than offset by a 36.5% reduction in PAA prices. The

                           KOPPERS INDUSTRIES, INC.

decrease in net sales of 1.8% for Railroad & Utility Products was due in part to a 12.8% reduction in sales volumes for utility poles as a result of public utility deregulation and its impact on maintenance programs.

  Gross Profit. As a percent of net sales, gross profit decreased to 14.9% for the six months ended June 30, 1996 from 17.4% for the same period last year. This decrease was due to decreases in gross margins to 8.9% from 11.7% for Coke Products, to 19.1% from 21.7% for Carbon Materials & Chemicals, and to 13.6% from 15.7% for Railroad & Utility Products. For Coke Products, a 4.8% increase in coke prices could not offset the effect of higher unit costs incurred as the result of a 3.5% reduction in production at the Woodward facility and the suspension of shipments to both U.S. Steel and McLouth during the second quarter of 1996. The decrease for Carbon Materials & Chemicals was due primarily to a 36.5% reduction in PAA prices, which more than offset the positive earnings effect from the Clairton acquisition. The decrease in gross profit for Railroad & Utility Products was due primarily to higher per unit operating costs for utility poles as a result of a 12.8% decline in sales volumes.

  Depreciation and Amortization. The increase in depreciation and amortization for the six months ended June 30, 1996 as compared to the prior year was due primarily to the acquisitions of the Clairton tar distillation facility in April 1996, the Somerville wood treating facility in March 1995 and the Monessen coke facility which started production in November 1995.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 1996 decreased to 4.7% of net sales from 5.1% of net sales in the same period last year primarily as a result of lower management incentive expense in 1996 as financial results declined as compared to the prior year.

  Interest Expense. Interest expense increased $0.9 million for the six months ended June 30, 1996 compared to the prior year primarily as a result of the additional $40 million in indebtedness to finance the acquisition of the Clairton facility.

  Income Taxes. The Company's effective income tax rate for the six months ended June 30, 1996 decreased to 7.4% from 31.4% in the prior year period due primarily to projected tax credits for fiscal year 1996 for the Monessen coke facility.

  Net Income. Net income for the six months ended June 30, 1996 as compared to the prior year decreased by $10.9 million due primarily to a litigation judgment of approximately $11 million in the first quarter of 1996. Decreases in gross profit for each of the Company's businesses were offset by a significantly lower effective income tax rate as described above.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1996 the Company had cash and cash equivalents of $2.0 million and $29.3 million of availability under the revolving credit facility for working capital purposes. As of June 30, 1996, $8.7 million of commitments were utilized by outstanding standby letters of credit and there were $62.0 million in outstanding borrowings for working capital purposes.

  Cash provided by operating activities totaled $11.2 million for the six months ended June 30, 1996 compared to $10.5 million for the same period last year, as lower net income of $10.9 million in 1996 was offset by a lower increase in working capital of $11.9 million as compared to the prior year, attributable mainly to an $11.0 million provision for a legal judgment.

  Capital expenditures excluding acquisitions were $11.4 million for the six months ended June 30, 1996 versus $6.9 million for the same period last year, with the increase in 1996 due primarily to capital improvements

                           KOPPERS INDUSTRIES, INC.

at the Stickney PAA plant and the Monessen coke facility. In April 1996 the Company purchased the coal chemical business of Aristech Chemical Corporation located in Clairton, Pennsylvania for approximately $40 million cash and the assumption of certain liabilities. See Note 3 on page 35 of the Company's 1995 Form 10-K.

  The Company generally finances the cost of acquisitions from internally generated funds or through borrowings from banks. In April 1996 the Company entered into a $35 million term loan agreement to finance the purchase of the Clairton tar facility from Aristech Chemical Corporation, with repayments of $17.5 million required in both 2000 and 2001. The additional $5 million required for the acquisition was financed through the revolving credit facility.

  Financing activities provided $39.7 million in cash for the six months ended June 30, 1996 compared to $11.4 million for the same period last year. Cash supplied by financing activities was the result of the $35.0 million term loan for the Clairton acquisition coupled with a net increase of $33.0 million in the revolving credit facility. See Note 12 of the Notes to Financial Statements on page 44 of the Company's 1995 Form 10-K.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On May 24, 1996 the Company was served with a Complaint filed in March 1996 in the U.S. District Court for the Middle District of Florida by CSX Transportation, Inc. ("CSX"), one of its principal customers, in connection with two sales volume contracts executed by CSX and the Company's predecessor in 1988. CSX had been sued by Beazer East, Inc. for contribution for environmental cleanup at certain facilities, including some presently owned by the Company, and the Complaint by CSX seeks to hold the Company liable by virtue of certain provisions in the sales volume contracts for any costs CSX might be required to pay Beazer East, Inc. in connection with environmental liabilities at the Company's facilities, as well as for contractual and punitive damages and any defense costs incurred by CSX. The Company is presently involved in settlement negotiations regarding this matter, and while no assurance can be given that a settlement will occur, based on the current status of negotiations the Company believes the lawsuit will not materially adversely affect the Company or its relationship with CSX and expects to enter into a new five-year sales volume agreement with CSX.

  There has been no material change in the status of the OCF litigation as previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  11. Statement Regarding Computation of Per Share Earnings.

  (b) Reports on Form 8-K

  No previously undisclosed reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Koppers Industries, Inc.
                                          (Registrant)

Date
                                          .....................................
                                                    DONALD E. DAVIS,
                                                 Chief Financial Officer
                                              (Principal Financial Officer,
                                              Principal Accounting Officer)