Form 10-Q
period 1996-09-30
KOPPERS INDUSTRIES INC
filed 1996-11-13
CIK 916075

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q
                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

FOR THE TRANSITION PERIOD FROM       TO       COMMISSION FILE NUMBER 1-12716

                           KOPPERS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                            25-1588399
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

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

                                 Yes  X  No

  Voting and Non-Voting Common Stock, par value $.01 per share, outstanding at October 31, 1996 amounted to 6,410,046 and 3,628,200 shares, respectively.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (THOUSANDS EXCEPT PER SHARE FIGURES)

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        -------------------- ------------------
                                            1996       1995    1996      1995
                                        ---------  --------- --------  --------
                                            (UNAUDITED)         (UNAUDITED)
Net sales.............................. $ 159,922  $ 140,885 $443,510  $398,664
Operating expenses:
  Cost of sales........................   134,729    118,528  376,150   331,423
  Plant closing expenses...............     7,436         --    7,436        --
  Depreciation and amortization........     5,708      4,464   16,298    13,047
  Selling, general and administrative..     8,893      6,916   22,355    19,949
                                        ---------  --------- --------  --------
    Total operating expenses...........   156,766    129,908  422,239   364,419
                                        ---------  --------- --------  --------
Operating profit.......................     3,156     10,977   21,271    34,245
Equity in earnings of affiliates.......     2,016      2,460    6,427     6,688
Litigation judgment....................       823         --  (10,123)       --
Other income...........................        --         46       --       153
                                        ---------  --------- --------  --------
Income before interest expense and
 provision for income taxes............     5,995     13,483   17,575    41,086
Interest expense.......................     4,104      3,858   12,462    11,298
                                        ---------  --------- --------  --------
Income before provision for income
 taxes.................................     1,891      9,625    5,113    29,788
Provision for income taxes (benefit)...      (653)     3,212     (414)    9,533
                                        ---------  --------- --------  --------
Net income............................. $   2,544  $   6,413 $  5,527  $ 20,255
                                        =========  ========= ========  ========
Earnings per share of common stock.....     $0.27      $0.62    $0.57     $1.96
                                        =========  ========= ========  ========


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996         1995*
                                                     ------------- ------------
                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash..............................................   $      95    $   1,618
  Accounts receivable less allowance for doubtful
   accounts of $359 in 1996
   and $342 in 1995.................................      81,639       57,583
  Inventories:
    Raw materials...................................      31,608       38,584
    Work in process.................................       2,477        2,419
    Finished goods..................................      45,164       44,363
    LIFO reserve....................................      (7,774)      (8,191)
                                                       ---------    ---------
      Total inventories.............................      71,475       77,175
  Other.............................................       8,424        7,628
                                                       ---------    ---------
      Total current assets..........................     161,633      144,004
Investments.........................................      52,561       49,041
Fixed assets........................................     291,113      248,911
  Less: accumulated depreciation....................    (115,428)    (102,388)
                                                       ---------    ---------
    Net fixed assets................................     175,685      146,523
Other assets........................................      22,309        9,387
                                                       ---------    ---------
      Total assets..................................   $ 412,188    $ 348,955
                                                       =========    =========

------------
* Summarized from audited fiscal year 1995 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1996         1995*
                                                     ------------- ------------
                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................    $ 37,154      $ 33,237
  Accrued liabilities..............................      43,245        21,672
  Current portion of term loans....................       5,148         9,000
                                                       --------      --------
    Total current liabilities......................      85,547        63,909
Long-term debt:
  Revolving credit.................................      44,500        29,000
  Term loans.......................................      53,772        26,000
  Senior Notes.....................................     110,000       110,000
                                                       --------      --------
    Total long-term debt...........................     208,272       165,000
Other long-term reserves...........................      47,242        41,816
                                                       --------      --------
    Total liabilities..............................     341,061       270,725
Series B Junior Convertible Preferred Stock; 2,600
 shares designated and issued; liquidation value of
 $100 per share....................................          --           260
Common stock value subject to redemption...........      24,800        23,715
Voting common stock, $.01 par value: 40,000,000
 shares authorized, 6,707,952 shares issued in 1996
 and 1995..........................................          67            67
Non-voting common stock $.01 par value: 10,000,000
 shares authorized, 3,628,200 shares issued and
 outstanding in 1996 and 2,338,200 in 1995.........          36            23
Capital in excess of par value.....................      11,675        12,964
Retained earnings..................................      37,440        45,828
Cumulative translation adjustment..................       1,625          (384)
Treasury stock, at cost, 1,422,906 shares in 1996
 and 1,433,961 shares in 1995......................      (4,516)       (4,243)
                                                       --------      --------
    Total liabilities and stockholders' equity.....    $412,188      $348,955
                                                       ========      ========

------------
* Summarized from audited fiscal year 1995 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                               (UNAUDITED)
Cash provided by operating activities..................... $  31,688  $  16,311
Cash used in investing activities:
  Acquisitions and related capital expenditures...........   (39,331)   (27,426)
  Capital expenditures....................................   (15,822)   (11,071)
                                                           ---------  ---------
    Net cash used in investing activities.................   (55,153)   (38,497)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit........................   124,750    121,000
  Repayments of revolving credit..........................  (109,250)  (114,000)
  Repayment of long-term debt.............................   (12,030)        --
  Proceeds from long-term debt............................    35,950     15,000
  Payment of deferred financing costs.....................    (1,081)        --
  Net purchases of voting common stock....................    (1,811)      (426)
  Purchase of non-voting common stock.....................   (12,250)        --
  Proceeds from exercise of warrants......................        --      2,666
  Dividends on common stock...............................    (2,336)    (1,483)
                                                           ---------  ---------
    Net cash provided by financing activities.............    21,942     22,757
                                                           ---------  ---------
Net increase (decrease) in cash...........................    (1,523)       571
Cash at beginning of period...............................     1,618      2,975
                                                           ---------  ---------
Cash at end of period..................................... $      95  $   3,546
                                                           =========  =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.............................................. $  13,883  $  13,567
    Income taxes.......................................... $   1,609  $   7,362


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

(4) Results for the third quarter include $6.5 million of charges relating to the closing of a tar distillation facility in Houston, TX with the charges consisting primarily of write-downs of property and equipment, and accrued liabilities provided for estimated costs of dismantling of equipment, environmental remediation, and severance. Additionally, results for the third quarter include $0.9 million of charges relating to the closing of a small refractory materials facility in Carrollton, OH with the charges consisting primarily of write-downs of property and equipment and inventories, and estimated severance costs. Both facilities are expected to operate for the remainder of 1996.

(5) Third quarter results also include $2.6 million of severance charges related to a plan to reduce overhead and operating expenses. The charge reflects estimated termination benefits for approximately 90 salaried employees and consists of a $1.0 million charge to selling, general and administrative expense, with the remaining $1.6 million charged to cost of sales.

(6) On October 4, 1996 the Company negotiated an out-of-court settlement which resulted in the Company making a cash payment of $12.7 million to Owens-Corning Fiberglas Corporation. The settlement resulted in a $0.8 million increase to earnings for the third quarter, reflecting the excess of accrued charges over the settlement amount (See "Legal Proceedings").

(7) On October 2, 1996 the Company's Woodward, Alabama coke facility was served with a proposed settlement agreement from the Jefferson County Department of Health for emission violations which occurred between May 1992 and February 1996. Included as part of the proposed settlement agreement is payment by the Company of a monetary penalty in the amount of $2.3 million. The Company is negotiating the proposed settlement, and no provision has been recorded as of September 30, 1996 (See "Legal Proceedings").

(8) The Company, Beazer East, Inc. ("Beazer East") and CSX Transportation, Inc. ("CSX"), following settlement negotiations, have reached an agreement in principle to settle pending litigation. Under the terms of the proposed settlement agreement, the Company would pay CSX $500,000 a year for five years in exchange for CSX's agreement to enter into a new five-year sales volume agreement. If the settlement agreement is consummated, the Company would record a $2.5 million charge to pretax income (See "Legal Proceedings").

                           KOPPERS INDUSTRIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                 THREE MONTHS           NINE MONTHS
                                     ENDED                 ENDED
                                 SEPTEMBER 30,         SEPTEMBER 30,
                               -------------------   -------------------
                                 1996       1995       1996       1995
                               --------   --------   --------   --------
                                     (DOLLARS IN THOUSANDS)
NET SALES:
  Coke Products............... $ 27,812   $ 19,424   $ 80,611   $ 56,728
  Carbon Materials &
   Chemicals..................   68,030     54,533    178,609    152,648
  Railroad & Utility Products.   64,080     66,928    184,290    189,288
                               --------   --------   --------   --------
    Total..................... $159,922   $140,885   $443,510   $398,664
                               ========   ========   ========   ========
SEGMENT SALES AS PERCENTAGE OF TOTAL:
  Coke Products...............     17.4%      13.8%      18.2%      14.2%
  Carbon Materials & Chemical.     42.5%      38.7%      40.3%      38.3%
  Railroad & Utility Products.     40.1%      47.5%      41.5%      47.5%
                               --------   --------   --------   --------
    Total.....................    100.0%     100.0%     100.0%     100.0%
GROSS MARGIN BY SEGMENT:
  Coke Products...............     10.4%      11.6%       9.4%      11.6%
  Carbon Materials &
   Chemicals..................     10.9%      15.7%      16.0%      19.6%
  Railroad & Utility Products.     11.7%      17.2%      12.9%      16.2%
                               --------   --------   --------   --------
    Total.....................     11.1%      15.9%      13.5%      16.9%
OPERATING MARGIN BY SEGMENT:
  Coke Products...............      3.2%       4.3%       2.2%       4.0%
  Carbon Materials &
   Chemicals..................      3.9%       8.9%       8.6%      12.3%
  Railroad & Utility Products.      5.6%      11.9%       6.9%      10.7%
  Corporate Unallocated
   Overhead...................     (2.5%)     (1.9%)     (1.9%)     (1.8%)
                               --------   --------   --------   --------
    Total.....................      2.0%       7.8%       4.8%       8.6%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

  Net Sales. Net sales for the three months ended September 30, 1996 were 13.5% higher than the same period in 1995, due primarily to the effect of recent acquisitions in the Coke Products and Carbon Materials & Chemicals businesses. Net sales for Coke Products increased by 43.2% due to sales of approximately $10 million from the Monessen facility, which started production in the fourth quarter of 1995. This effect was offset to some extent by a 9.6% reduction in sales volumes at the Woodward facility primarily from the suspension of shipments to McLouth Steel Products Corp. ("McLouth") as the result of a bankruptcy filing in the second quarter of 1996. Net sales for Carbon Materials & Chemicals increased by 24.8% due primarily to sales of approximately $15 million from the Clairton facility acquired on April 1, 1996. The effect of the acquisition was offset to some extent by a reduction in phthalic anhydride ("PAA") sales due to a 35.8% reduction in PAA prices coupled with a 9.0% reduction in PAA volumes as the result of a planned maintenance shutdown in the third quarter of 1996. Net sales for Railroad & Utility Products decreased by 4.3% compared to the prior year quarter due to a 12.0% reduction in sales volumes for utility poles coupled with a 5.0% decline in sales volumes for crossties sold to commercial markets.

                           KOPPERS INDUSTRIES, INC.


  Gross Profit. As a percent of net sales, gross profit decreased to 11.1% in the third quarter of 1996 from 15.9% for the same period last year. This decrease was due to decreases in gross margins to 10.4% from 11.6% for Coke Products, to 10.9% from 15.7% for Carbon Materials & Chemicals, and to 11.7% from 17.2% for Railroad & Utility Products. The decrease for Coke Products was due primarily to a $0.9 million charge related to the closure of a small refractory materials facility in Carrollton, OH which reduced gross margins by 3.1%. The reduction in gross profit for Carbon Materials & Chemicals was primarily the result of a $6.5 million charge for the closing of the Houston tar distillation facility, as well as a $0.6 million severance charge related to force reductions at other locations. Without these total charges of $7.1 million, gross margins would have increased to 21.3% in 1996 as a 58.1% increase in carbon pitch volumes related to the acquisition of the Clairton facility in 1996 was offset in part by a 35.8% reduction in PAA prices in the third quarter of 1996. Gross profit for Railroad & Utility Products was impacted negatively by $1.0 million in severance charges, which reduced gross margins by 1.6%. Additionally, margins were lower than the prior year period due to higher unit costs for utility poles primarily caused by a 12.0% reduction in sales volumes compared to the prior year.

  Depreciation and Amortization. The increase in depreciation and amortization for the three months ended September 30, 1996 as compared to the prior year period was due primarily to the acquisition of the Clairton facility in April 1996, and the startup of the Monessen facility in November 1995.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 1996 increased to 5.6% of net sales from 4.9% of net sales in the same period last year primarily as a result of a $1.0 million severance charge in the third quarter of 1996 to reduce salaried workforce costs.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates decreased to $2.0 million for the three months ended September 30, 1996 from $2.5 million in the prior year period due primarily to lower earnings from Tarconord A/S as a result of weaker European market conditions as compared to the prior year.

  Interest Expense. Interest expense increased $0.2 million in the third quarter of 1996 as compared to the prior year due to additional indebtedness to finance the acquisition of the Clairton facility in 1996.

  Income Taxes. The Company's income tax benefit for the three months ended September 30, 1996 as compared to an effective rate of 33.4% in the prior year period was the result of lower earnings in 1996 coupled with projected energy tax credits for Fiscal year 1996 for the Monessen coke facility.

  Net Income. Net income for the three months ended September 30, 1996 compared to the same period last year decreased $3.9 million as the result of plant closing charges of $7.4 million coupled with severance charges of $2.6 million, offset in part by lower tax expense of $3.9 million in 1996 as compared to the prior year quarter.

  Earnings Per Common Share. Earnings per common share for the three months ended September 30, 1996 were $0.27 compared to $0.62 in the prior year period. Without the plant closing and severance charges of $10.1 million, earnings per common share for the third quarter of 1996 would have been $1.17 per share.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

  Net Sales. Net sales for the nine months ended September 30, 1996 were 11.2% higher than the same period in 1995, due primarily to the effect of acquisitions in the Coke Products and Carbon Materials & Chemicals businesses. Net sales for Coke Products increased by 42.1% due primarily to sales of approximately $30 million from the Monessen facility. This increase was offset to some extent by a 12.5% reduction in sales at the Woodward coke facility resulting from suspensions of shipments to McLouth in 1996, as well as reduced production in the first quarter of 1996 as the result of severe winter weather. Net sales for Carbon Materials &

                           KOPPERS INDUSTRIES, INC.

Chemicals increased by 17.0% due primarily to sales of approximately $30 million from the Clairton facility acquired on April 1, 1996 coupled with higher sales as a result of increased demand from the aluminum industry. The effect of the acquisition coupled with higher carbon pitch sales at other locations was offset to some extent by a net reduction in PAA sales, as an increase of 9.8% in PAA sales volumes was more than offset by a 36.4% reduction in PAA prices. The decrease in net sales of 2.6% for Railroad & Utility Products was partially due to a 12.5% reduction in sales volumes for utility poles as a result of public utility deregulation and its impact on maintenance programs and due to disruptions in shipments as a result of severe winter weather in the first quarter of 1996.

  Gross Profit. As a percent of net sales, gross profit decreased to 13.5% for the nine months ended September 30, 1996 from 16.9% for the same period last year. This decrease was due to decreases in gross margins to 9.4% from 11.6% for Coke Products, to 16.0% from 19.6% for Carbon Materials & Chemicals, and to 12.9% from 16.2% for Railroad & Utility Products. For Coke Products, a 3.5% increase in coke prices could not offset the effect of a plant closing charge of $0.9 million in 1996, representing a reduction in gross profit of 1.1%, and the loss of sales to McLouth and the Gary, Indiana plant of U.S. Steel for the second and third quarters of 1996. The decrease for Carbon Materials & Chemicals was due to plant closing and severance charges totaling $7.1 million, or 4.0% of sales, as well as a 36.4% reduction in PAA prices, which combined more than offset the positive earnings effect from the Clairton acquisition. Excluding the closing and severance charges, gross margins for Carbon Materials & Chemicals would have been 19.9%. The decrease in gross profit for Railroad & Utility Products was due to higher unit costs for utility poles as a result of a 12.5% decline in sales volumes and $0.6 million of costs associated with labor disruptions and increased operating expenses as a result of severe winter weather, both in the first quarter of 1996. Additionally, severance charges of $1.0 million in 1996 resulted in a gross margin reduction of 0.5% as compared to the prior year.

  Depreciation and Amortization. The increase in depreciation and amortization for the nine months ended September 30, 1996 as compared to the prior year was due primarily to the acquisitions of the Clairton tar distillation facility in April 1996, the Somerville wood treating facility in March 1995 and the Monessen coke facility which started production in November 1995.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 1996 was consistent with the prior year at 5.0% of net sales, as severance charges of $1.0 million in 1996 were offset in large part by a reduction in management incentive accruals.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates decreased to $6.4 million for the nine months ended September 30, 1996 from $6.7 million in the prior year period due primarily to lower earnings from Tarconord A/S as a result of weaker European market conditions.

  Interest Expense. Interest expense increased $1.2 million for the nine months ended September 30, 1996 compared to the prior year primarily as a result of the additional $40 million in indebtedness to finance the acquisition of the Clairton facility.

  Income Taxes. The Company's income tax benefit for the nine months ended September 30, 1996 as compared to an effective rate of 32.0% in the prior year period was due primarily to lower earnings in 1996 coupled with projected tax credits for fiscal year 1996 for the Monessen coke facility.

  Net Income. Net income for the nine months ended September 30, 1996 as compared to the prior year decreased by $14.7 million due primarily to one-time charges for the settlement of the OCF Litigation (as hereinafter defined) of $10.1 million, and plant closing and severance charges of $10.1 million, offset in part by a negative effective tax rate in 1996. Earnings from the recently acquired Monessen and Clairton facilities were offset by lower PAA prices, the suspension of shipments to McLouth, and the severe winter weather in 1996.

                           KOPPERS INDUSTRIES, INC.

  Earnings Per Common Share. Earnings per common share for the nine months ended September 30, 1996 were $0.57 compared to $1.96 in the prior year period. Without the litigation charge of $10.1 million and the plant closing and severance charges of $10.1 million, earnings for the nine months ended September 30, 1996 would have been $2.30 per common share.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1996 the Company had cash and cash equivalents of $0.1 million and $46.8 million of availability under the revolving credit facility for working capital purposes, subject to restrictions imposed under various debt covenants and the indenture related to the Company's long-term bonds.

  As of September 30, 1996 $8.7 million of commitments were utilized by outstanding standby letters of credit and there were $44.5 million in outstanding borrowings for working capital purposes.

  Cash provided by operating activities totaled $31.7 million for the nine months ended September 30, 1996 compared to $16.3 million for the same period last year, as lower net income of $14.7 million in 1996 was offset by a lower increase in working capital of $15.5 million as compared to the prior year, attributable in part to a $10.1 million provision for the litigation with Owens Corning Fiberglas Corporation (the "OCF Litigation") and a $2.6 million severance reserve. Additionally, $7.4 million in plant closing reserves were recorded in the third quarter of 1996, and cash dividends from equity investees exceeded prior year amounts by $3.3 million.

  On October 4, 1996 the Company settled the litigation with Owens-Corning Fiberglas Corporation ("OCF") which was to be appealed to the United States Court of Appeals for the Sixth Circuit. The 1990 case was filed by OCF and involved matters which occurred during the mid-1970's to mid-1980's before Koppers Industries came into existence. The case went to trial in early 1996 and, in April 1996, resulted in a jury verdict against the Company for $10.3 million plus legal fees and claims for pre-trial and post-trial interest. The Company has entered into a confidential settlement with OCF under which the Company is to pay $12.7 million, in settlement of all claims. The Company had provided reserves of $14 million at March 31, 1996 ($11 million in the first quarter of 1996 and $3 million in prior periods) in connection with the OCF Litigation, and obtained from the lenders, under the various bank credit facilities, consents to exclude for the first two quarters of 1996 the $11 million charge to earnings from the calculation of ratios contained in certain financial covenants under such facilities. In addition, the indenture related to the Company's long-term bonds restricts the Company's ability to incur certain types of indebtedness unless the ratio of cash flow to fixed charges in each of the four quarters preceding the incurrence of such indebtedness is greater than 2.5 to 1. The Company's $11 million charge to earnings in the first quarter of 1996, coupled with third quarter 1996 charges for plant closings and severance totaling $10.1 million, will adversely affect the Company's ability to incur additional indebtedness until the fourth quarter of 1997. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months.

  Capital expenditures excluding acquisitions were $15.8 million for the nine months ended September 30, 1996 versus $11.1 million for the same period last year, with the increase in 1996 due primarily to capital improvements at the Stickney PAA plant and the Monessen coke facility.

  Financing activities provided $21.9 million in cash for the nine months ended September 30, 1996 compared to $22.8 million for the same period last year. Cash supplied by financing activities reflects the $35.0 million term loan for the Clairton acquisition and an increase in the revolving credit loan of $15.5 million, with significant uses of cash including a $12.0 million repayment on other term debt and a $12.3 million purchase of non-voting common stock. See Note 12 of the Notes to Financial Statements on page 44 of the Company's 1995 Form 10-K.

                           KOPPERS INDUSTRIES, INC.


 Environmental Matters

  From time to time, the Company is served with notices of violations and requests for information relating to environmental compliance matters at the various facilities it owns and operates. On June 12, 1996, the Pennsylvania Department of Environmental Protection ("PADEP") issued a notice of violation in connection with alleged noncompliance with the terms of a consent order and agreement related to the Company's coke facility in Monessen, PA, alleging that the Company had not implemented the corrective actions required under the agreement in a timely fashion. PADEP has calculated that a stipulated penalty in the amount of $261,000 may be requested for the alleged untimely actions. The Company has completed the implementation of the corrective actions at issue and is in the process of conducting settlement negotiations with PADEP to agree upon the amount of the stipulated penalty which PADEP will request.

  On October 21, 1996 the Company was served with an information request pursuant to Section 308 of the Clean Water Act from the United States Environmental Protection Agency ("USEPA") requesting information on waste water discharges from all facilities owned or operated by the Company. The Company is in the process of responding to this request. There can be no assurance that the USEPA will not require additional actions in connection with this request.

  In September 1996 the Company was served with a notice of violation from the Illinois Environmental Protection Agency ("IEPA") relating to 15 releases of hazardous materials which occurred at or from its facility located in Stickney, Illinois between January 24, 1990 and May 3, 1996. Although the Company believes that all such releases were remediated when they occurred and intends to enter into negotiations with the IEPA to resolve this matter, there can be no assurance that the IEPA will not require additional actions in connection with this matter.

  The Company was recently served with a draft settlement agreement (the "Draft Jefferson Agreement") from the Jefferson County Board of Health ("Jefferson County") in connection with various alleged violations of Jefferson County's air pollution control rules and regulations for emissions from coke oven batteries at the Company's Woodward, Alabama facility. The Draft Jefferson Agreement requires the Company to institute operational changes, install monitoring and control equipment, employ an independent certified observer, and proposes a civil penalty in the amount of $2.3 million. The Company has entered into negotiations to revise the terms of the Draft Jefferson Agreement. However, in the event that those negotiations are unsuccessful, the Company might have to pay a significant fine, incur capital expenditures and might have to reduce operations of the coke batteries at Woodward through shutting down the oldest coke batteries, resulting in a loss of approximately one-third of production capacity. The resolution of this matter could have a negative effect on the business, financial condition, and results of operations of the Company. See "Legal Proceedings."

 Pending Litigation

  On May 24, 1996 the Company was served with a Complaint by CSX (the "CSX Complaint"), one of its principal customers, filed in federal district court in Florida in March 1996 alleging that the Company failed to fulfill environmental obligations under two contracts executed by CSX and the Company's predecessor in 1988 and performed by the Company. The CSX Complaint also sought reimbursement of any damages incurred in connection with a 1992 lawsuit filed by Beazer East against CSX in which Beazer East sought contribution for environmental cleanup at certain facilities including some presently owned by the Company.

  The Company, CSX and Beazer East have reached an agreement in principle to settle the claims raised in the CSX Complaint and the Beazer East Complaint against CSX. Under the terms of the proposed settlement agreement (the "CSX Settlement"), the Company would pay CSX $500,000 a year for five years, in exchange for CSX's agreement to enter into a new five-year sales volume agreement. If the CSX Settlement is

                           KOPPERS INDUSTRIES, INC.

consummated, this would result in a $2.5 million charge to pretax income. In addition, Beazer East would be released from its obligations under the indemnity which was part of the purchase agreement at the formation of Koppers Industries only in connection with the Company's facility located at Green Spring, West Virginia, and CSX would have responsibility for, and would indemnify the Company against, environmental liabilities, damages, losses and costs, to the extent attributable to acts or omissions at that facility prior to the date of execution of the CSX Settlement, except for liabilities relating to offsite disposal, which would continue to be the responsibility of Beazer East.

  If the CSX Settlement is not consummated, the Company is unable to predict the ultimate outcome of this matter or the likelihood that Beazer East will seek to recover all or a portion of any damages and expenses from the Company, and, if so, the extent of any such amounts. As a result, there can be no assurance that the resolution of this matter would not have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

 Plant Closings and Severance Charges

  Results for the third quarter include $6.5 million of charges relating to the closing of a tar distillation facility in Houston, TX with the charges comprised primarily of write- downs of property and equipment, and accrued liabilities provided for estimated costs of dismantling of equipment, environmental remediation, and severance. Additionally, results for the third quarter include $0.9 million of charges relating to the closing of a small refractory materials facility in Carrollton, OH with the charges comprised primarily of write-downs of property and equipment and inventories, and estimated severance costs. Third quarter results also include $2.6 million of additional severance charges related to a plan to reduce overhead and operating expenses. The charge reflects estimated termination benefits for approximately 90 salaried employees and consists of a $1.0 million charge to selling, general and administrative expense, with the remaining $1.6 million to cost of sales. Upon expected completion of the plan in mid-1997, management estimates that expenses for salaries and benefits will be reduced by approximately $3 million annually.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  On October 4, 1996 the Company settled the litigation with OCF which was to be appealed to the United States Court of Appeals for the Sixth Circuit. The 1990 case was filed by OCF and involved matters which occurred during the mid-1970's to mid-1980's before Koppers Industries came into existence. The case went to trial in early 1996 and, in April 1996 resulted in a jury verdict against the Company for $10.3 million plus legal fees and claims for pre-trial and post-trial interest. The Company has entered into a confidential settlement with OCF under which Koppers Industries paid $12.7 million, in settlement of all claims.

  The Company was recently served with a draft settlement agreement from the Jefferson County Board of Health in connection with various alleged violations of Jefferson County's air pollution control rules and regulations for emissions from coke oven batteries at the facility located in Woodward, Alabama. The Draft Jefferson Agreement requires the Company to institute operational changes, install monitoring equipment, and employ an independent certified observer to resolve the problem. In addition, the Draft Jefferson Agreement proposes a civil penalty in the amount of $2.3 million. The Company has entered into negotiations with Jefferson County to revise the terms of the Draft Jefferson Agreement, including an extension in the period of time for compliance, and to reduce the amount of the proposed fine. However, in the event that those negotiations are unsuccessful, the Company might have to pay a significant fine and might have to reduce operations of the coke batteries at Woodward through shutting down the oldest coke batteries, resulting in a loss of approximately one-third of production capacity. Such a reduction in operation could have a material adverse effect on the business, financial condition, or results of operations of the Company.

  On May 24, 1996 the Company was served with a Complaint by CSX, one of its principal customers, filed in federal district court in Florida in March 1996 in connection with two contracts executed by CSX and the Company's predecessor in 1988 and performed by the Company. The principal allegations of the CSX Complaint are that the Company failed to fulfill its obligations under the contracts to (i) use certain profits and surcharges received under the contracts to investigate and remediate historic contamination at certain of the Company's facilities and comply with ongoing environmental cleanup costs and (ii) relieve CSX from liability for environmental cleanup costs at all wood treating facilities owned and operated by the Company's predecessor (the "Wood Treating Facilities"). The CSX Complaint sought reimbursement of any damages or expenses incurred in connection with a 1992 lawsuit filed by Beazer East against CSX in which Beazer East sought, among other things, contribution for environmental cleanup at the Wood Treating Facilities.

  The Company, CSX and Beazer East have reached an agreement in principle to settle the claims raised in the CSX Complaint and the Beazer East Complaint against CSX. Under the terms of the proposed settlement, the Company would pay CSX $500,000 a year for five years, in exchange for CSX's agreement to enter into a new five-year sales volume agreement.

  If the CSX Settlement is consummated, the Company believes that substantially all investigative and remedial costs at the Green Spring facility will be paid for by CSX and Beazer East. However, there can be no assurance that either CSX or Beazer East will perform their respective obligations under the CSX Settlement and if the Company were required to pay such costs, it could have a material adverse impact on the business, financial condition, and results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  11. Statement Regarding Computation of Per Share Earnings.

                            KOPPERS INDUSTRIES, INC.

  10.26  Employment Contract for Donald N. Sweet dated August 1, 1996.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Koppers Industries, Inc.
                                          (Registrant)

Date:                                               /s/ Donald E. Davis
                                          .....................................
                                                    DONALD E. DAVIS,
                                                 Chief Financial Officer
                                              (Principal Financial Officer,
                                              Principal Accounting Officer)