Form 10-K405
period 1996-12-31
KOPPERS INDUSTRIES INC
filed 1997-03-31
CIK 916075

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

FOR THE TRANSITION PERIOD          TO          COMMISSION FILE NUMBER 1-12716

                           KOPPERS INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             PENNSYLVANIA                            25-1588399
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)
                              436 SEVENTH AVENUE
                        PITTSBURGH, PENNSYLVANIA 15219
                                (412) 227-2001
                  (Addresses of principal executive offices)
            (A registrant's telephone number, including area code)
                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                          ON WHICH REGISTERED
               -------------------                         ---------------------
         8 1/2% Senior Notes due 2004                     New York Stock Exchange

                               ----------------
       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996 was approximately $45 million. The amount shown is based upon the market value of the stock as of December 31, 1996. Shares of voting stock held by the Management Investors (see Item 10. Directors and Executive Officers of the Registrant) are not included in the computation. However, the Registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

  Voting and Non-Voting Common Stock, par value $.01 per share, outstanding at February 28, 1997, amounted to 6,269,543 and 3,628,200 shares, respectively, after giving effect to a three-for-one stock split effective May 23, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                      PAGE
 ----                                                                      ----
                                     PART I
  1.  Business...........................................................    1
  2.  Properties.........................................................   13
  3.  Legal Proceedings..................................................   13
  4.  Submission of Matters to a Vote of Security Holders................   13
                                    PART II
  5.  Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................   14
  6.  Selected Financial Data............................................   15
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   16
  8.  Financial Statements and Supplementary Data........................   27
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...............................................   27
                                    PART III
 10.  Directors and Executive Officers of the Registrant.................   27
 11.  Executive Compensation.............................................   31
 12.  Security Ownership of Certain Beneficial Owners and Management.....   34
 13.  Certain Relationships and Related Transactions.....................   35
                                    PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   36
                                   SIGNATURES
      Signatures.........................................................   82

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  Koppers Industries, Inc. (the "Company") is an integrated producer of carbon compounds and treated wood products for use in a variety of markets including the chemical, railroad, aluminum and steel industries. The Company operates 22 facilities in the U.S. and maintains indirect ownership interests in 21 facilities overseas.

  The Company's Carbon Materials & Chemicals division distills coal tar into a variety of intermediate products, including carbon pitch, phthalic anhydride ("PAA") and creosote, which are basic materials necessary in the production of aluminum, polyester resins and plasticizers, and the pressure treatment of wood, respectively. The Company's Railroad & Utility Products division treats railroad crossties, utility poles and pilings with preservatives for various uses and sells other products and services to the railroad and utility industries. The Company's Coke Products division converts coal into foundry and furnace coke for sale to steel mill blast furnaces and foundries; and coke by-products, including coal tars, gases, oils and chemicals are sold to other industrial operations.

  The Company was formed in October 1988 under the laws of the Commonwealth of Pennsylvania by management, Beazer, Inc. and KAP Investments, Inc. ("KAP"), a wholly-owned subsidiary of Koppers Australia Pty. Limited ("Koppers Australia"), to facilitate the acquisition of certain assets of Koppers Company, Inc. in a management-led leveraged buyout that closed on December 29, 1988 (the "Acquisition"). Koppers Company, Inc., formerly known as Beazer East, Inc. ("Beazer East," but referred to herein as "Old Koppers" for periods prior to the Acquisition) had been acquired in June 1988 by BNS Acquisitions, Inc., a wholly-owned indirect subsidiary of Beazer PLC, now known as Beazer Limited ("Beazer Limited") for a purchase price of $226.8 million subject to closing adjustments. The assets acquired from Old Koppers included a coke facility in Woodward, Alabama (the "Woodward Facility") and certain assets of its Chemical & Allied Products Group which then became the Carbon Materials & Chemicals, Railroad & Utility Products and Coke Products divisions of the Company. The purchase was financed through (i) the issuance of $35.2 million of common and preferred stock, (ii) term and working capital loans of $161.6 million, with attached warrants, and (iii) a subordinated bridge loan of $30.0 million. In February 1994, the Company issued $110 million of 10-year unsecured notes (the "Senior Notes") to refinance existing indebtedness and to redeem $53.5 million of preferred stock.

  Under the purchase agreement (the "Asset Purchase Agreement"), Beazer East assumed the responsibility for and indemnified the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the "Indemnity"). Beazer Limited absolutely and unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC on December 4, 1991. See "Business--Environmental Matters."

  During the past two years, the Company and its joint venture partners have completed four acquisitions, including: the purchase of the largest railroad crosstie treating facility in the United States, which is located in Somerville, Texas (the "Somerville Facility") in April 1995; the purchase of a coke facility in Monessen, Pennsylvania (the "Monessen Facility"), which is one of the most modern coking facilities in the United States, in March 1995; the purchase of the coal chemical business of Aristech Chemical Corporation ("Aristech"), which included a low-cost coal tar processing facility in Clairton, Pennsylvania (such business and facility hereinafter referred to as "Clairton") in April 1996; and most recently, the acquisition of 100% of Bitmac, Ltd. ("Bitmac"), a United Kingdom company engaged in tar distillation by Tarconord A/S ("Tarconord"), the Company's joint venture in Denmark, in August 1996.

                                  SEGMENT SALES FOR YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                      1996            1995            1994
                                 --------------  --------------  --------------
                                            (Dollars in thousands)
Carbon Materials & Chemicals.... $239,298  40.7% $197,434  37.6% $164,489  34.5%
Railroad & Utility Products.....  239,913  40.8   248,212  47.2   239,596  50.3
Coke Products...................  109,333  18.5    80,084  15.2    72,363  15.2
                                 -------- -----  -------- -----  -------- -----
                                 $588,544 100.0% $525,730 100.0% $476,448 100.0%
                                 ======== =====  ======== =====  ======== =====

CARBON MATERIALS & CHEMICALS

  The Company's Carbon Materials & Chemicals business manufactures three principal products: carbon pitch, PAA and creosote. These products, used in the production of aluminum, steel, flexible vinyl, polyester resins and treated wood, are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Company has four distillation plants in the United States, located in Chicago, Illinois; Follansbee, West Virginia; Woodward, Alabama; and Clairton, Pennsylvania; and a port terminal and pitch melting operation in Portland, Oregon. For 1996, sales of the Company's carbon pitch, PAA and creosote (to outside customers only) accounted for approximately 43%, 21% and 10% of the Carbon Materials & Chemicals division's net sales, respectively.

  The Company believes it has a strategic advantage over its competitors based on its ability to access coal tar from many United States and foreign suppliers and its ability to blend coal tar with different specifications to produce carbon pitch with the consistent quality important in manufacturing quality anodes for the aluminum industry. The Company's four tar distillation facilities and one carbon pitch melting facility give it the ability to offer customers multiple-sourcing and consistent supply of high quality products. Management believes that this ability to purchase coal tar from a variety of sources and trade supplies among its four tar distillation facilities affords it a significant competitive advantage over producers who are more dependent on few suppliers and whose production might be more adversely affected by supply disruptions or raw material quality problems. The Company also benefits from its ability to use a carbon pitch by-product, naphthalene, as a lowcost feedstock for PAA production and from its ability to sell a large portion of its creosote production internally in the Railroad and Utility Products business.

  Carbon pitch, the primary product produced in the distillation of coal tar, is used as a binding agent in the production of carbon anodes and graphite electrodes for use by primary aluminum smelters and electric arc furnace steel producers. Carbon anodes are used in the electrochemical process required in aluminum smelting. More than 75% of the Company's carbon pitch is sold to the aluminum industry under long-term contracts ranging from 3 to 7 years. Demand for carbon pitch by the aluminum industry has fluctuated historically with United States production in primary aluminum. There are currently no known viable substitutes for carbon pitch in the production of anodes. The Carbon Materials & Chemicals division's two largest customers represented approximately 20% of Carbon Materials & Chemicals net sales for 1996. The Company's three main competitors in the production of carbon pitch are Allied Signal Inc., VFT Canada, and Reilly Industries, Inc.

  As part of the distillation of coal tar into carbon pitch, several by-products are created, including creosote and chemical oils. Chemical oils produced during coal tar distillation are further refined by the Company primarily into naphthalene, which is a basic ingredient in the production of PAA. The primary uses of PAA are in the production of polyester resins, paints and plasticizers. On a worldwide basis, naphthalene and orthoxylene, a petroleum derivative, can both be used in the manufacture of PAA. In the United States, however, the Company is the only PAA producer capable of utilizing both orthoxylene and naphthalene in its manufacturing process, naphthalene being generally a lower cost feedstock. The Company's four principal PAA competitors, Exxon Chemical Company, Aristech, BASF Corporation and Stepan Company, can only use orthoxylene in the production of PAA.

  Creosote is used as a wood preservative for railroad crossties and lumber, utility poles and pilings. Approximately 35% of the Company's creosote production is sold to the Railroad & Utility Products division.

Over the last 8 years the Railroad & Utility Products division purchased all of its requirements of creosote from the Carbon Materials & Chemicals division. The Company is the only competitor in this market that is integrated in this fashion. The remainder of its creosote materials is sold to other wood treaters or into the carbon black market as a component in the manufacture of rubber tires. Principal competitors in the creosote market are Allied Signal Inc. and Reilly Industries, Inc.

  Other Carbon Materials & Chemicals products include bitumen, or roofing pitch, used in the construction of built-up roofing systems, and refined tars, sold to manufacturers of pavement sealers for driveways and parking lots.

  Coal tar is purchased from a number of outside sources as well as the Company's Woodward and Monessen Facilities. Primary suppliers are Bethlehem Steel Corporation, LTV Steel Company, Inc. ("LTV"), U.S. Steel Group, a unit of USX Corporation ("U.S. Steel") and Wheeling-Pittsburgh Steel Corporation. The Woodward Facility currently provides approximately 3% of the Company's coal tar, and the Monessen Facility provides approximately 2%. On an annual basis, the Company distills approximately 150 million gallons of coal tar, representing approximately 76% of designed capacity.

  On April 1, 1996 the Company completed the Clairton acquisition for a cash purchase price of approximately $40 million and the assumption of approximately $8 million in liabilities. The Clairton facility is a low-cost coal tar processing facility producing carbon pitch and related distillates. As part of the purchase agreement, the Company received a long-term coal tar supply contract with U.S. Steel, the largest North American coal tar producer. In 1995, this business generated more than $64 million of sales, excluding sales to the Company.

  As a result of this acquisition, the Company conducted a review of its Carbon Materials & Chemicals division in order to identify possible efficiencies that could be achieved, including the possible rationalization of certain of its facilities. As a result of this study, the Company permanently ceased production at its tar distillation facility in Houston, Texas. The Company has shifted the Houston business to its remaining tar distillation facilities, primarily Woodward, Alabama, and does not anticipate the loss of any carbon pitch business from this closure. By consolidating production facilities, the Company expects to reduce costs by increasing capacity at its remaining plants. The cost of the Houston closure was recorded as a third quarter 1996 charge of $6.5 million, comprised primarily of write-downs of property and equipment, and with provision made for estimated costs of dismantling of equipment, environmental remediation and severance.

  The Company's international joint ventures, Koppers Australia and Tarconord, based in Australia and Denmark, respectively, are major regional producers of carbon pitch and related products. These joint ventures enable the Company to access global markets for its carbon pitch and related products. See "--Equity Investments."

RAILROAD & UTILITY PRODUCTS

  The Company's Railroad & Utility Products business produces and supplies treated railroad crossties, utility poles, and pilings for various uses primarily to the railroad and utility markets. Railroad products and services account for approximately two-thirds of the division's net sales, with utility products accounting for the balance. Railroad products include items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities, and pilings used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products division operates 15 wood treating plants and 13 pole distribution yards located throughout the United States, and the Company also has one used crosstie burning cogeneration plant. The Company also has a cogeneration plant located in Feather River, California which has been idled since 1994 due to the high cost of obtaining local wood waste for fuel. At this time, the Company is investigating all viable options for the facility and intends to resume operations prior to September 1998. The Company's plant network is strategically located near timber supplies to enable it to access raw materials and service customers effectively. Crosstie treating plants are located along railroad customers' track lines, and pole distribution yards are located near the Company's utility customers in the Northeast and Midwest. In March 1995 the Company purchased a wood treating plant and certain assets located in Somerville, Texas from the Atchison, Topeka and Santa Fe Railway Company for $9.8 million.

 Railroad Products & Services

  The Railroad Products & Services business supplies treated crossties and other products and services to the United States railroad industry. The Company's largest customer base is the Class I railroad market (defined as the 9 largest railroad systems in the United States with a total installed base of approximately 550 million crossties), which buys 84% of all crossties produced in the United States. The Company is also expanding key relationships with the 500 short-line and regional rail lines. In 1996, the Company treated approximately 6.3 million crossties for its Class I railroad customers. The Company currently has contracts with 8 of the 9 United States Class I railroads and, with its predecessors, has enjoyed long standing relationships, some of more than 50 years, with this important customer base. These relationships, coupled with a growing interest on the part of railroads to outsource non-core activities, have enabled the Company to position itself for growth by offering new services to railroads from treating plants at a cost lower than the railroads' internal costs. Such new services include assembling 39-foot track sections and affixing fastening devices at the treating plant rather than field locations; removing debris from railroad freight cars; and disposing of discarded ties in an environmentally safe manner in high temperature boilers. In 1996, approximately 8% of Railroad Products & Services net sales were derived from these types of services to railroads.

  The Company's top 10 railroad accounts, which comprised approximately 53% of Railroad & Utility Products net sales for 1996, are serviced through long-term contracts ranging from one to twelve years on a requirements basis. CSX Transportation, Inc. ("CSX") represented 15% of Railroad & Utility Products net sales for 1996 and has a new five-year volume treating agreement with the Company expiring in December 2001. The new contract calls for a minimum treating volume of 1.8 million crossties annually. The Company's sales to the railroad industry are coordinated through its office in Pittsburgh, Pennsylvania. The Company's principal competitor in the railroad products market is Kerr-McGee Chemical Corp.

  Hardwood lumber accounts for approximately 60% of a finished crosstie's cost. The Company obtains its hardwood supply from hundreds of small sawmills throughout the northeastern and southern areas of the United States. The wood is taken by either truck or rail from Company-operated collection points directly into its treating plants, where it is pressure treated with creosote, a product of the Carbon Materials & Chemicals division. Over the last eight years, the Railroad & Utility Products division purchased all of its creosote requirements from the Carbon Materials & Chemicals division. In addition, several railroads procure their own raw materials through lumber brokers and ship them into the Company's plants for treating services.

  The Company believes that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete ties, however, have been identified by the railroads as a feasible alternative to crossties in limited circumstances. In 1991, the Company acquired a 50% partnership interest in a concrete crosstie manufacturing facility in Portsmouth, Ohio in order to take advantage of this growth opportunity (see "--Equity Investments"). In 1996, an estimated 1.2 million concrete crossties, or 7% of total tie insertions, were installed by Class I railroads. This facility produced approximately 150,000 concrete crossties in 1996, or 12% of the estimated concrete tie market. The Company believes that concrete ties will continue to command approximately this level of market share. While the cost of material and installation of a concrete tie is much higher than that of a wood tie, the product performs well in high weight bearing, high traffic areas and is attractive to the railroads for these purposes.

  The Railroad & Utility Products business generates a significant portion of its own energy from the burning of wood waste. Approximately 60% of the steam energy required to operate the plants is derived from wood waste burning boilers. Railroad & Utility Products operates a used crosstie burning plant in Muncy,

Pennsylvania, which uses old crossties and utility poles as fuel and sells electricity to the local utility under a long-term fixed-price contract.

 Utility & Construction Products

  Utility poles are produced primarily from softwoods such as pine and fir, which have been subject to steady price increases in recent years due primarily to increased demand for softwood materials in the paper and construction industries. Unlike the hardwood purchased for railroad crossties, which originates with a large number of individual sawmills, the softwood used in poles is purchased from large timber owners and individual landowners and shipped to one of the Company's pole-peeling facilities. While crossties are treated exclusively with creosote, poles are treated with a variety of preservatives including pentachlorophenol ("Penta"), chromated copper arsenate ("CCA") and creosote.

  The market for utility pole products is characterized by a large number of smaller, highly competitive producers selling into a price-sensitive industry with capacity rationalization partially stimulated by more stringent environmental regulations. The utility pole market is highly fragmented with more than 300 investor-owned electric and telephone utilities and 1,800 smaller, local utilities and Rural Electric Associations ("REAs"). Approximately 2.8 million poles are purchased annually. The demand for utility poles had remained relatively stable for the past several years, but in 1996 the Company's utility pole volumes decreased by approximately 12%. Management believes that the Company has maintained its market share but that public utilities have decreased their demand due to industry deregulation and its impact on maintenance programs. The Company expects demand for utility poles to remain at lower levels for the next several years.

  Pole products comprise approximately 31% of Railroad & Utility Products net sales. The Company's sales to its ten largest pole customers accounted for approximately 8% of Railroad & Utility Products net sales for 1996. Principal competitors in the utility products market are International Paper Company, North Pacific Lumber and Atlantic Wood Industries, Inc. There are few barriers to entry in the utility products market, estimated by the Company to consist of approximately sixty, mostly regional, treating plants which typically operate small to medium size plants and serve local clients.

COKE PRODUCTS

  Coke is produced through the carbonization of metallurgical coal in oxygen-free ovens. During the coking process, coal tar is produced as a by-product. Coke is used as a carbon and fuel source in the manufacture of iron and steel by foundries and integrated steel producers. The Company operates the Woodward and Monessen Facilities, which will have an aggregate annual coking capacity of approximately 800,000 tons after the anticipated closure of the Woodward Facility's Battery No. 4 and the idling of half of Battery No. 5 in the first quarter of 1997. This rationalization of capacity resulted in a fourth quarter 1996 charge of $5.4 million. See "--Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Coke is consumed in three markets: steel mill blast furnaces, foundries and other industrial operations. There are two basic types of coke which are produced: furnace and foundry coke. Furnace coke, produced from different coal blends, requires shorter heating periods than foundry coke, is generally formed in smaller pieces than foundry coke and is used in blast furnaces to make steel by acting as a reducing agent for the iron ore. Foundry coke is used predominantly by automobile and pipe manufacturers in the metal forming process. For 1996, furnace coke comprised approximately 78% of total Coke Products net sales, foundry coke 9%, other coke 8%, and by-products the remaining 5%.

  The Company's Woodward Facility produces furnace and foundry coke as well as coal tar and other coal related chemicals. The Woodward Facility will consist of 168 ovens arranged in four batteries and will have an annual capacity of approximately 450,000 tons when Battery No. 4 is shut down and one-half of Battery No. 5 is idled in the first quarter of 1997. See "--Environmental Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". All ovens have a capacity of approximately 11-12 tons of coal per charge. One hundred of the ovens were built in 1979, 38 in 1970, and 30 in 1952. The Company has operated the Woodward Facility at 90% to 95% of total production capacity since 1991. The Company has recently entered into negotiations with the Jefferson County Department of Health ("Jefferson County") in connection with air emission violations from the coke oven batteries. Any resolution of such negotiations may require additional capital expenditures. See "--Environmental Matters".

  The Company has made capital expenditures of approximately $25 million to modernize the Monessen Facility since its purchase in 1995. The Monessen Facility was restarted in late 1995 and reached full production in April 1996. The plant consists of two batteries with a total of 56 ovens and has a total capacity of 350,000 tons of coke per year. All of the ovens were rebuilt in 1980 and 1981, which, together with the Company's recent improvements, makes the Monessen coke plant one of the most modern coking facilities in the United States. The Monessen Facility is self-sufficient in all its energy needs other than electricity. The Monessen Facility qualifies for an advantageous tax credit based on its production of coke as an alternative energy product and its sale to an unrelated third party. The tax credit generated per ton of coke is tied to a per-barrel of oil equivalent determined on a BTU basis and adjusted annually for inflation. In 1996, the approximate value of this tax credit per ton of coke was $26.00. The credit is available through December 31, 2002 and is expected to provide a tax benefit to the Company of $7 million in 1996 (after offset of a previously taken energy credit) and is expected to provide approximately $9 million per year thereafter, unadjusted for inflation and assuming full production at the Monessen Facility. The credit will be used to offset other corporate income taxes.

  The Company has two contracts with LTV covering production at both the Monessen and Woodward Facilities. The Monessen contract is a seven-year contract through 2002, while the Woodward contract runs through December 31, 1997. Both supply contracts are for 240,000 tons per year, plus or minus 10% at LTV's option at prices subject to periodic adjustments. In 1997, the Company expects LTV to take approximately 20% and 100% of the Woodward and Monessen Facilities' production capacity, respectively. The Company has negotiated short-term agreements with other customers to sell a significant portion of the production from the Woodward Facility for 1997.

  In 1996, sales to the ten largest customers accounted for more than 90% of Coke Products net sales. The Company's sales force for coke consists of one manager in Pittsburgh, Pennsylvania and another manager for foundry coke sales at the Woodward Facility. The Company competes primarily with United States integrated steel producers, some of whom have excess coking capacity. Integrated steel producers have a competitive advantage over the Company based on their ability to use a significant portion of their coke production internally. The Company also competes with imports primarily from Japan and the People's Republic of China.

  The Company purchases metallurgical coal in large quantities from a small number of suppliers in Alabama and West Virginia in order to obtain volume discounts. Requirements are generally filled through annual supply contracts which are subject to price renegotiation during the term of the contract in the event of market fluctuations.

  The United States coke industry production capacity has decreased over the last ten years due to high capital costs for coke oven maintenance and rebuilding, high operating costs and expenditures resulting from new environmental compliance standards. As a result of the decrease in coke industry capacity, industry operating rates have improved significantly over the past decade and the Company believes most domestic coke producers operated at or near their effective capacities in 1996. Due to unanticipated disruptions in United States coke consumption during 1996, the current market for coke is relatively soft, and management believes that currently there are significant excess inventories in the United States. In the future, the Company anticipates that additional domestic coking facilities, including portions of its own facilities, may be idled due to the costs associated with more stringent environmental compliance standards.

EQUITY INVESTMENTS

 Koppers Australia

  Koppers Australia is Australia's largest manufacturer of carbon pitch, wood preservatives and treated timber. Koppers Australia markets these products, as well as carbon black, in Australia, New Zealand and other Pacific Rim nations.

  Operations in coal tar processing, chemically treated timber, and carbon black together accounted for 36%, 20% and 21%, respectively, of Koppers Australia's net sales in 1996. Koppers Australia also has a 51% interest in a wood preservative chemicals company, accounting for the remaining 23% of net sales. Koppers Australia has operations in seven countries, enjoys sizable market shares in each of its businesses and is well positioned to take advantage of anticipated growth in the aluminum industries in Australia, China and Southeast Asia.

  The Company's 50% partner in the 30-year-old Koppers Australia joint venture, The Broken Hill Proprietary Company Limited, is the largest corporation in Australia, with interests in metals, energy and minerals.

 Tarconord

  Tarconord, located in Nyborg, Denmark, produces and markets carbon pitch, naphthalene and related products for the European and Middle Eastern markets. Tarconord markets its primary product, carbon pitch, to aluminum producers in Norway, the Netherlands, the states of the former Soviet Union and northern Germany. Tarconord has a strategic location with respect to its largest customer country, Norway, where liquid pitch shipments move directly by ship from the tar distillation facility at Nyborg to Norwegian smelters located in deep water sites.

  On August 2, 1996 Tarconord acquired 100% of the capital stock of Bitmac, a United Kingdom company engaged in tar distillation. Bitmac operates four plants in the United Kingdom and its sales for its fiscal year ended March 31, 1996 were approximately $60 million. The Company believes that this acquisition will more than double Tarconord's capacity and sales and strengthen its strategic position as a supplier to European aluminum smelters.

  The Company's 50% partner in this 10-year-old joint venture is Tarco A/S, a road paving and industrial piping company also located in Denmark.

 Domestic Joint Venture: KSA

  KSA Limited Partnership ("KSA"), located in Portsmouth, Ohio, produces concrete crossties, a complementary product to the Company's treated wood crosstie business.

  Other interests are held by Sherman International Corp. (24%), Abetong America, Inc. (24%) and Sherman Abetong, Inc. (2%). KSA was formed to construct, own and operate a concrete railroad crosstie manufacturing facility located in Portsmouth, Ohio. KSA's major customer is CSX, which has a contract with the joint venture for 1 million concrete ties, approximately 0.7 million of which have been supplied since the start-up of operations in 1992. It has also expanded its product offerings to include concrete turnouts, used in rail traffic switching.

  The following table presents total sales, equity in earnings and dividends received with respect to each of the Company's joint ventures for 1996, 1995 and 1994.

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (In thousands)
KOPPERS AUSTRALIA
  Total sales (1).................................... $132,643 $116,469 $109,624
  Equity in earnings (2).............................    6,540    4,998    3,614
  Dividends received (2).............................    2,769      712      360
TARCONORD
  Total sales (1).................................... $118,178  $72,419  $45,778
  Equity in earnings (2).............................    1,577    3,139      738
  Dividends received (2).............................    2,430      731      562
KSA
  Total sales (1).................................... $ 15,613 $ 14,751 $ 11,249
  Equity in earnings (2).............................    1,470    1,102      962
  Dividends received (2).............................    1,000    1,500      500

--------
(1) Sales figures are based on the fiscal years ended June 30, December 31 and December 31, for Koppers Australia, Tarconord and KSA, respectively.

(2) Equity in earnings and dividends received are based on the years ended December 31 for each of the Company's joint ventures.

RESEARCH AND DEVELOPMENT

  As of January 31, 1997, the Company had ten full-time employees engaged in research and development and technical service activities. The Company's research efforts are directed toward further development and utilization of products and technology surrounding carbon-based products developed from coal tar, and technical service efforts to promote further use of creosote. The Company believes the research and technical efforts currently expended in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 1996, 1995 and 1994 were $1.0 million, $0.9 million and $0.9 million, respectively.

TECHNOLOGY AND LICENSING

  In 1988, the Company acquired certain assets from Old Koppers including the patents, patent applications, trademarks, copyrights, transferable licenses, inventories, trade secrets, and proprietary processes used in the businesses acquired. The most important trademark acquired is the name "Koppers." The association of the name with the customer base in the chemical, building, and wood preservation industries is beneficial to the Company, as it represents longstanding high quality products. Included in the patents that were acquired by the Company were patents for refuse burners, pitch quality controls in both tar plants and aluminum plants, wood preservatives and additives, and tar refining.

ENVIRONMENTAL MATTERS

  The Company is subject to a number of federal, state and local environmental laws and regulations, including those concerning the treatment, storage and disposal of wastes, the discharge of effluents into waterways, the emissions of substances into the air, or otherwise relating to environmental protection and various health and safety matters. The Clean Air Act Amendments impose stringent standards on air emissions. Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and comparable state laws, an owner or operator of property at which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination. In addition, the generator of hazardous substances may be responsible for all or a portion of any required investigation or remediation at offsite disposal locations. Under the Resource Conservation and Recovery Act, as amended ("RCRA"), a facility that treats, stores or disposes of hazardous waste on-site may be liable for corrective action costs. In addition, any facility that holds an RCRA Part B permit (or has submitted an RCRA Part A permit application) may have to incur costs relating to the closure of certain "hazardous" or "solid" waste management units. The sanctions for failure to comply with such environmental laws and regulations can include significant fines, criminal penalties and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with violations of environmental laws.

  Jefferson County issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward Facility during the period May 26, 1992 through March 1, 1996. The Company and Jefferson County are currently negotiating a settlement agreement, pursuant to which the Company might be required to install monitoring and control equipment and institute operational changes. The present draft of the settlement agreement also proposes that the Company pay a civil penalty in the amount of $300,000, although the Company has not agreed to such amount. In addition, the Company has decided that it will permanently shut down Batteries No. 4A and No. 4B and idle one-half of Battery No. 5 at the Woodward Facility, resulting in a loss of approximately one-third of the production capacity. Recently, the United States Environmental Protection Agency ("EPA") sent a notice of violation to the Company covering the same issues that are being addressed in the settlement agreement negotiations. There can be no assurance that the resolution of this matter, including additional actions or penalties that might be required by the EPA, if any, will not have a material adverse effect on the business, financial condition and results of operations of the Company.

  The Company recently discovered that certain benzene abatement equipment at the Company's Woodward Facility has not been operational for several months. Following a preliminary investigation, the Company also discovered that certain reports and records contained incomplete and inaccurate information and that certain reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities. Counsel and independent investigators have been retained to conduct a complete and thorough investigation. While the Company believes that the costs to repair such equipment will not exceed $300,000, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third party litigation and there can be no assurances that the resolution of these matters will not have a material adverse effect on the business, financial condition and results of operations of the Company.

  The Pennsylvania Department of Environmental Protection ("PADEP") recently issued a notice of violation alleging that the boilers at the Monessen Facility are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company is currently installing additional equipment, modifying existing equipment and investigating additional methods to improve boiler performance. If these measures are not successful, the Company may have to install post-combustion control equipment. Resolution of the matter could have a negative effect on the business, financial condition and results of operations of the Company.

  For each of the last three years, the Company's average capital expenditures and operating expenses (including depreciation) for environmental matters amounted to approximately $6 million and $15 million, respectively. The Company believes that environmental operating costs will not change materially from those incurred during the past three years. The Company currently estimates that capital expenditures in connection with matters relating to environmental control will be approximately $6.6 million and $3.9 million for 1997 and 1998, respectively. Since environmental laws have historically become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future. In addition, the Company may have to incur additional capital expenditures and some compliance costs, which the Company is unable to estimate, in connection with the resolution of the notices of violations issued by Jefferson County and the EPA relating to air emissions violations at the Woodward Facility, the failure of the benzene equipment at the Woodward Facility and the resolution of the notice of violation issued by PADEP in connection with the boilers at the Monessen Facility (see "--Environmental Matters") and there can be no assurance that costs of compliance with existing and future environmental laws and regulations will not exceed current estimates and will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Five of the sites owned and/or operated by the Company presently are listed on the National Priorities List ("NPL") promulgated pursuant to CERCLA. These sites are the Feather River Wood Treating Plant, Gainesville Wood Treating Plant, Galesburg Wood Treating Plant, Florence Wood Treating Plant, and Follansbee Tar Plant. In addition, many of the Company's sites are or have been operated under RCRA permits and RCRA remedial and closure activities are being conducted on several such sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites) substantially all investigative and cleanup activities are being handled and paid for by Beazer East pursuant to the terms of the Indemnity. The Indemnity provides that, with certain limited exceptions, Beazer East will be responsible for and indemnify the Company against any liability, damage, loss, cost, expense and any related fine or penalty, including liabilities for personal injury to employees resulting from exposure to toxic or hazardous substances, arising under any federal, state, or local environmental law in connection with any condition or activity at the properties purchased or leased in connection with the Acquisition from Beazer East existing on or prior to the closing of the Acquisition (the "Closing"), provided that, within 12 years after the Closing Beazer East either receives a claim asserted by the Company or a third party or receives specific and particularized notice of a condition or activity that may give rise to a claim and such a claim is at any time actually brought. Beazer Limited has absolutely and unconditionally guaranteed the Indemnity obligations of Beazer East pursuant to the Guarantee. The obligations of Beazer Limited under the Guarantee may be enforced directly against Beazer Limited without notice of default to Beazer East and without making any demand on, obtaining any judgment or order or commencing any legal proceeding against, or taking any other action against Beazer East.

  Costs and liabilities associated with investigative activities, cleanup and/or closure at the NPL sites and RCRA-permitted facilities are expected to be significant. While Beazer East has retained and accepted responsibility for cleanup and remedial activities relating to pre-Closing contamination (including being the signatory on several consent agreements relating to such sites) and has paid, to date, for all such remedial investigative and closure costs, the government has the right under applicable federal and state laws to seek relief directly from the Company for any and all such pre-Closing obligations and liabilities at or on facilities owned or operated by the Company. Although Beazer East and Beazer Limited have performed their respective obligations since 1989, there can be no assurances that Beazer East and Beazer Limited will continue to meet their obligations under the Indemnity and the Guarantee, respectively.

  Beazer East and Beazer Limited are indirect subsidiaries of Hanson PLC. The largest and smallest group in which the results of these companies are consolidated is that headed by Hanson PLC. Beazer East is an operating company which had revenues of approximately $600 million for each of the last three fiscal years ended September 28, 1996 and had total assets of $1.7 billion as of September 28, 1996. The Beazer East unaudited consolidated balance sheet at September 28, 1996 reflects negative net worth of $64 million (including an intercompany liability of $1.4 billion). This negative net worth is in large measure the result of the adoption of SFAS 121, which resulted in pre-tax charges for asset write downs of $4.4 billion during fiscal year 1996. Furthermore, Beazer East had a negative cash flow from operations in the fiscal year ended September 28, 1996 and required funding from other Hanson subsidiaries to meet its obligations. According to the Directors' Report and draft accounts for the year ended September 30, 1996 Beazer Limited is a holding company. While the balance sheet at September 30, 1996 expects to show a negative shareholder funds balance of (Pounds)10.4bn, the accounts are prepared under the going concern concept because a fellow subsidiary undertaking provides financial support to enable Beazer Limited to meet its liabilities as they fall due. The Company has been informed that Beazer East, Inc. and Beazer Limited will remain wholly-owned indirect subsidiaries of Hanson PLC. Management believes that Beazer East and Beazer Limited will continue to fulfill their obligations as they have for the last 8 years. In a document entitled "Hanson PLC--Building for the future" dated January 1997 signed by the Chairman of Hanson PLC, Hanson stated:

  "PROVISION CASH UTILISATION has averaged (Pounds)51mn over the past five years and is principally due to expenditure on environmental obligations relating to Koppers, which was part of the Beazer acquisition in 1992. Koppers began as an engineering and construction company in the early 1900's and expanded into chemical manufacture, in particular coal-derived chemical products and wood preservation products. The acquisition of Koppers by Beazer in 1988 led to the sale of these chemical and wood treatment businesses and the retention by Beazer of liabilities relating to these sites. Hanson acquired Beazer in 1992 along with these obligations, whose management is now carried out by the Hanson Environmental group in Pittsburgh. This function is entirely separate from Cornerstone. Its primary activities are environmental site remediation, which involves working with the environmental and governmental authorities to create acceptable and cost effective solutions to specific site problems which will reduce long term costs. Associated with these remediation solutions are legal activities to challenge claims and pursue contribution actions against insurance companies and other responsible parties. The level of balance sheet provisions to address these issues is (Pounds)0.8bn ($1.3bn), which has been reduced in 1996 by (Pounds)0.2bn ($350mn) or 20% following a full review of liabilities. This release was made possible due to the level of technical, engineering and legal expertise within the management group at Pittsburgh, whose aim is actively to manage these liabilities to minimise cost and provide a viable and robust environmental solution for each site. The period over which the provisions will be utilised is estimated to be around 30 years on a gradually reducing trend."

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitment under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company has been informed by Beazer East that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $13 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition and results of operations of the Company. Furthermore, if the Company were required to record a contingent liability in respect of matters covered by the Indemnity on its balance sheet the result could be that the Company would have significant negative net worth.

  In addition, Beazer East is presently defending certain toxic tort actions arising from the pre-Closing operation of assets which the Company acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

  On May 24, 1996 the Company was served with a complaint by CSX (the "CSX Complaint"), one of its principal customers, filed in federal district court in Florida in March 1996 alleging the Company failed to fulfill its environmental obligations under two contracts executed by CSX and Old Koppers in 1988 and performed by the Company. In addition, the CSX Complaint sought reimbursement of damages incurred by CSX in connection with a 1992 lawsuit filed by Beazer East against CSX relating to environmental matters.

  The Company, CSX and Beazer East have settled the claims raised in the CSX Complaint and the Beazer East complaint against CSX. Under the terms of the CSX Settlement Agreement, Beazer East has been released from, and CSX has assumed, Beazer East's obligations under the Indemnity in connection with the Company's facility located at Green Spring, West Virginia, except for liabilities relating to offsite disposal, which remain the responsibility of Beazer East.

  The Company believes that substantially all pre-Acquisition investigative and remedial costs at the Green Spring facility will be paid for by CSX and Beazer East pursuant to the CSX Settlement Agreement. However, there can be no assurance that either CSX or Beazer East will perform their respective obligations and if the Company were required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  The Indemnity does not afford the Company indemnification against environmental costs and liabilities relating to activities or conditions occurring or arising after the Closing, nor does the Indemnity cover liabilities arising in connection with post-Closing acquisitions. The Company is aware of environmental contamination at the Somerville Facility (the only RCRA-permitted site that was not purchased from Beazer East) and the Clairton facility. Pursuant to the terms of the asset purchase agreement for the Somerville Facility, the seller has indemnified the Company for liabilities relating to pre-closing environmental contamination. In connection with the Clairton facility, the Company is the beneficiary of an indemnity which Aristech, the seller, received from U.S. Steel, the entity from which it purchased the plant. In addition, Aristech has indemnified the Company for certain pre-closing liabilities. The Company believes that the sellers (or their predecessors) at both of these sites will handle and pay for most investigative and cleanup activities directly. Although the Company is not aware of any reason why such indemnification obligations will not be performed, if the Company were required to pay costs associated with environmental contamination at these sites, it could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is aware of environmental contamination at another site, the Monessen Facility, purchased by the Company after the Closing (which site was not previously owned by Beazer East and is thus not subject to the Indemnity). The Company has entered into a consent order and agreement (the "Monessen Consent Order") with the Commonwealth of Pennsylvania in connection with this site pursuant to which the Company's liabilities for environmental cleanup have been capped at $550,000.

  From time to time, the Company is served with notices of violations and requests for information relating to environmental compliance matters at the various facilities it owns and operates. On June 12, 1996 PADEP issued a notice of violation in connection with alleged noncompliance with the terms of the Monessen Consent Order alleging that the Company had not implemented the corrective actions required under the agreement in a timely fashion. PADEP has calculated that a stipulated penalty in the amount of $261,000 may be requested for the alleged untimely actions. The Company has completed the implementation of the corrective actions at issue and is in the process of conducting settlement negotiations with PADEP to agree upon the amount of the stipulated penalty which PADEP will request.

  In September 1996, the Company was served with a notice of violation from the Illinois Environmental Protection Agency ("IEPA") relating to 15 releases of hazardous materials which occurred at or from its facility located in Stickney, Illinois between January 24, 1990 and May 3, 1996. The Company has entered into negotiations with the IEPA to investigate four of the releases which had the potential to cause groundwater or off-site contamination. Although the Company believes that all such releases were remediated when they occurred, there can be no assurances that the IEPA will not require additional action in connection with this matter.

EMPLOYEES AND EMPLOYEE RELATIONS

  As of January 31, 1997, the Company employed 514 salaried employees and 1,405 hourly employees. Listed below is a breakdown of employees by business segment, including administration.

                                                                    NON-
                                                         SALARIED SALARIED TOTAL
                                                         -------- -------- -----
Carbon Materials & Chemicals............................   138       301     439
Railroad & Utility Products.............................   222       604     826
Coke Products...........................................    70       492     562
Administration..........................................    84         8      92
                                                           ---     -----   -----
  Total Employees.......................................   514     1,405   1,919
                                                           ===     =====   =====

  Of the Company's 1,919 employees, approximately 1,300 are represented by nine different unions and covered under 21 separate labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with more than 500 employees. Another significant affiliation is the Oil, Chemical, and Atomic Workers Union, with approximately 300 employees at four facilities. Labor negotiations are conducted on a plant-by-plant basis and approximately one fourth of the outstanding contracts are renegotiated in any one year.

  Since its formation in 1988, the Company has had three work stoppages due to strikes at its Follansbee, Somerville and Galesburg facilities. The Follansbee strike occurred in November 1993 and the Somerville and Galesburg strikes occurred in March 1996. In each instance, the Company was able to continue operation of the respective facilities at a minimum of 85% of capacity and to reach agreement with each of the unions on terms satisfactory to the Company. There can be no assurance that the Company would be able to continue operating facilities in the event of further work stoppages or union disputes in the future. In 1997 the Company has significant labor contracts expiring at the Clairton and Stickney Carbon Materials & Chemicals facilities, and at the Woodward Facility. Combined, these three facilities accounted for approximately 36% of the Company's 1996 sales revenues.

ITEM 2. PROPERTIES

  The principal fixed assets of the Company consist of its production, treatment, and storage facilities and its transportation and plant vehicles. Its numerous production facilities consist of five Carbon Materials & Chemicals facilities, 15 wood treating facilities, 13 pole distribution yards, 10 pole peeling yards, and the Woodward and Monessen Facilities. See "--Carbon Materials & Chemicals," "--Railroad & Utility Products" and "--Coke Products". As of December 31, 1996, vehicles and equipment represented approximately 40% of the Company's total assets, as reflected in its consolidated balance sheet.

  The Company's corporate headquarters is located in approximately 50,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania 15219. The office space is leased from Axiom Real Estate Management, Inc. pursuant to an 11-year lease, with the initial term expiring December 31, 2003. The lease provides for an additional five-year renewal option.

ITEM 3. LEGAL PROCEEDINGS

  Jefferson County issued a notice of violation on March 11, 1996 in connection with various alleged violations of Jefferson County's air pollution control rules and regulations for emissions from coke oven batteries at the Company's Woodward Facility. Recently, the EPA sent a notice of violation to the Company that covered the same issues identified in the Jefferson County notice of violation. See "Business--Environmental Matters."

  The Company was recently served with a notice of violation from PADEP which alleged that the boilers at the Monessen Facility are emitting more nitrogen oxides than is allowed under a plan approved by PADEP. See "Business-- Environmental Matters."

  The Company is involved in various proceedings relating to environmental laws and regulations. See "Business--Environmental Matters."

  The Company is involved in various other proceedings incidental to the ordinary conduct of its business. The Company believes that none of these other proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  An annual meeting of the shareholders of the Company was held on February 18, 1997 at the corporate offices of the Company. The shareholders unanimously elected the following individuals to serve on the Board of Directors of the
Company: Robert K. Wagner; Brian C. Beazer; Brooks C. Wilson; N. H. Prater; and Clayton A. Sweeney. The shareholders also unanimously elected Peter J. Statile and Donald P. Traviss to serve as non-voting directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Currently, there is no established public trading market for the Company's common stock. At February 16, 1997 the Company had 6,264,378 shares of voting common stock $.01 par value (the "Voting Common Stock") outstanding. Cornerstone-Spectrum, Inc. (formerly Beazer, Inc.) owned 2,117,952 shares, or 33.8% and KAP owned 2,250,000 shares (1,125,000 of which are accounted for as Treasury shares due to the Company's ownership interest therein), or 35.9% of the issued and outstanding Voting Common Stock. The remaining Voting Common Stock was owned by 132 individuals who are Directors, officers or current or former employees of the Company (the "Management Investors"). The terms and conditions of ownership, including voting rights and dividends, are governed by the Restated Articles of Incorporation of the Company and the Stockholders' Agreement by and among the Company, Cornerstone-Spectrum, Inc. ("Cornerstone-Spectrum"), KAP, APT Holdings Corporation ("APT", a wholly-owned subsidiary of Mellon Bank, N.A.) and the Management Investors, dated December 28, 1988 (as amended, the "Stockholders' Agreement"). As of February 16, 1997 there were 135 registered holders of the Voting Common Stock. See "--The Board of Directors; Stockholders' Agreement."

  Each share of Voting Common Stock has an equal and ratable right to receive dividends to be paid from the Company's assets legally available therefor when, as, and if declared by the Board of Directors. The declaration and payment of dividends on the Voting Common Stock are subject to the Company's credit and loan agreements, are subject to the provisions of the indenture which governs the Senior Notes, are subject to the super majority vote requirements of the Stockholders' Agreement, and are subject to the provisions of any series of preferred stock which may, at the time, be outstanding. On February 21, May 22, August 21 and November 20, 1996 the Company declared dividends of $0.085 per common share and common share equivalent.

  In March 1996, Cornerstone-Spectrum exercised its option to convert all of the Series B convertible preferred stock of the Company into 2,340,000 shares of non-voting common stock (the "Non-Voting Common Stock") of the Company. Subsequent to the exercise, the Company repurchased 1,050,000 shares of Non-Voting Common Stock at $11.67 per share in equal amounts from Cornerstone-Spectrum and APT.

ITEM 6. SELECTED FINANCIAL DATA

                                          YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------
                            1996        1995        1994        1993        1992
                         ----------  ----------- ----------- ----------- -----------
                                  (In thousands, except per share figures)
INCOME STATEMENT DATA:
   Net Sales............ $  588,544  $   525,730 $   476,448 $   461,219 $   444,255
   Cost of sales........    496,062      440,746     407,533     397,131     370,588
   Depreciation and
    amortization (1)....     21,793       17,532      16,680      19,425      18,851
   Selling, general and
    administrative......     27,545       27,604      24,068      19,559      23,017
   Restructuring charges
    (2).................     15,513           --       2,458          --          --
                         ----------  ----------- ----------- ----------- -----------
   Operating profit.....     27,631       39,848      25,709      25,104      31,799
   Equity in earnings of
    affiliates..........      9,587        9,239       5,314       4,578       4,666
   Other income.........         --          376         531         468         324
   Litigation charges
    (3).................     12,623           --          --          --          --
   Interest expense.....     16,636       15,060      13,620      13,177      13,949
                         ----------  ----------- ----------- ----------- -----------
   Income before taxes..      7,959       34,403      17,934      16,973      22,840
   Income taxes
    (benefit)...........     (6,139)       9,963       5,017       6,508       8,104
                         ----------  ----------- ----------- ----------- -----------
   Income before
    extraordinary item
    and cumulative
    effect of changes in
    accounting methods..     14,098       24,440      12,917      10,465      14,736
   Net income (4).......     14,098       24,440      11,102       4,748      14,736
   Payment-in-kind
    dividends on
    preferred stock (5).         --           --         944       7,242       6,244
                         ----------  ----------- ----------- ----------- -----------
   Net income (loss) to
    common stock........ $   14,098  $    24,440 $    10,158 $   (2,494) $     8,492
   Earnings (loss) per
    share of
    common stock (6)....      $1.47        $2.36       $0.96     $(0.25)       $0.85
                         ==========  =========== =========== =========== ===========
   Average common shares
    outstanding (6).....  9,619,713   10,376,658  10,570,971  10,034,406  10,019,799
   Cash dividends per
    common share........ $     0.34  $      0.25 $        -- $        -- $        --
BALANCE SHEET DATA (END
 OF PERIOD):
   Working capital...... $   77,688  $    80,095 $    79,078 $    83,856 $    61,082
   Total assets.........    411,180      348,955     294,193     282,520     271,390
   Total debt (5).......    209,884      174,000     159,000     113,461     114,652
   Preferred stock (5)..         --          260         260      52,768      45,526
   Redeemable common
    stock (7)...........     23,957       23,715      15,450         800         550
   Common equity........     54,106       54,255      36,490      36,864      41,209

--------
(1) The 1994 results reflect a $1.4 million reduction in depreciation expense for change in estimate of useful lives of certain assets effective July 1, 1994. See Note 1 of Notes to Consolidated Financial Statements of the Company.

(2) The 1996 results reflect $7.4 million of plant closing charges, primarily related to the closing of the Company's tar distillation facility located in Houston, Texas, $5.4 million of charges related to capacity rationalization at the Woodward Facility, and $2.6 million of severance charges for salaried employees as a result of workforce reductions at various locations. The 1994 results reflect severance charges for salaried employees as a result of workforce reductions at various locations. See
    Note 2 of Notes to Consolidated Financial Statements of the Company.

(3) Litigation charges for 1996 consist of a $10.1 million charge related to a legal judgment rendered against the Company in connection with the OCF Litigation (as hereinafter defined), and a $2.5 million legal settlement to CSX. See Note 11 of the Notes to Consolidated Financial Statements of the Company.

(4) Net income for 1994 includes extraordinary loss on early extinguishment of debt of $1.8 million. See Note 4 of the Notes to Consolidated Financial Statements of the Company. Net income for 1993 includes effects of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" of $(5.2 million) net of tax, and SFAS No. 109, "Accounting for Income Taxes" of $(0.5 million). See Notes 7 and 8 of the Notes to Consolidated Financial Statements of the Company.

(5) On February 10, 1994 the Company issued $110 million of unsecured ten-year, 8 1/2% senior notes, of which $53.5 million was used to redeem all the Series A exchangeable preferred stock of the Company. See Note 4 of the Notes to Consolidated Financial Statements of the Company.

(6) In accordance with generally accepted accounting principles, average common shares outstanding have been reduced by 1,125,000 of the 2,250,000 shares held by KAP to reflect the Company's 50% ownership interest therein. See Note 5 of the Notes to Consolidated Financial Statements of the Company.

(7) Represents the amount necessary to redeem stock held by Management Investors upon termination of their employment with the Company pursuant to the Stockholders' Agreement. See Note 6 of the Notes to Consolidated Financial Statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company is a leading integrated producer of carbon compounds and treated wood products for use in a variety of markets. The Company's products and operations are divided into three divisions: Carbon Materials & Chemicals, Railroad & Utility Products and Coke Products.

GENERAL

INDUSTRY TRENDS

 Carbon Materials & Chemicals

  The Company's Carbon Materials & Chemicals division distills coal tar into a variety of intermediate products, including carbon pitch, PAA and creosote. The Carbon Materials & Chemicals division's profitability is primarily influenced by its cost to purchase coal tar and its prices obtained for carbon pitch, PAA and creosote.

  The primary product produced through coal tar distillation is carbon pitch. The Company sells carbon pitch principally to primary aluminum smelters, who use carbon pitch as a binding agent in the manufacture of carbon anodes. Smaller quantities of carbon pitch are also sold to graphite electrode producers. Since 1993, the Company's sales volume of carbon pitch had increased from 263,000 tons in 1993 to 279,000 tons in 1995, due to improved aluminum market conditions. In 1996 the Company's sales volume of carbon pitch was 364,000 tons, an increase of 48% over the same period in 1995, primarily due to the acquisition of the Clairton facility in April 1996.

  As part of the distillation of coal tar into carbon pitch, by-products including creosote and chemical oils are obtained. Creosote is used as a wood preservative in the treatment of railroad cosssties and utility poles. The Company sells approximately 35% of its creosote production to its Railroad & Utility Products division. The remaining 65% is sold to other wood treating companies or into the carbon black market for use in the manufacture of rubber tires. Since 1993, the price obtained by the Company for creosote has increased slightly, and volumes have remained relatively flat.

  Chemical oils produced during coal tar distillation are further refined by the Company primarily into naphthalene, which is a basic ingredient used in the production of PAA. PAA is used in the production of polyester resins, paints and coatings and plasticizers. On a worldwide basis, naphthalene and orthoxylene, a petroleum derivative, are both used in the manufacture of PAA. In the United States, however, the Company is the only PAA producer capable of utilizing naphthalene as a feedstock. Historically, the Company's cost to produce naphthalene has been lower than its cost to purchase orthoxylene, which is generally a higher cost feedstock. The Company's price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to the Company's cost to produce naphthalene. Although the price of orthoxylene was relatively stable prior to 1994, due to increased demand, the price of orthoxylene increased from $0.14 per pound in March 1994 to $0.38 per pound in May 1995. As a result, PAA prices increased by approximately 101% during that period, providing the Company with a significant cost advantage over its competition and a temporary expansion of margins. In 1996, however, the average price for orthoxylene declined to approximately $0.16 per pound, resulting in a corresponding decline in PAA prices and margins. In February 1997, orthoxylene prices were at $0.19 per pound. The Company's cost to produce naphthalene and PAA is primarily driven by its cost to procure coal tar.

  On April 1, 1996, the Company completed the acquisition of Clairton. This acquisition has increased the Company's production of carbon pitch and creosote by approximately 44% and 38%, respectively. Clairton had 1995 sales of approximately $64 million, excluding sales to the Company. As a result of this acquisition, the Company conducted a review of its Carbon Materials & Chemicals division in order to identify possible efficiencies that could be achieved, including the possible rationalization of certain of its facilities. As a result of this study, the Company announced the closing of its tar distillation facility in Houston, Texas before the end of its lease on July 1, 1997. The Company has shifted the Houston business to its remaining tar distillation facilities, primarily Woodward, Alabama, and does not anticipate the loss of any carbon pitch business from this closure. By consolidating production facilities, the Company expects to reduce costs by increasing capacity utilization at its remaining plants. The cost of the Houston closure was recorded as a third quarter 1996 charge of $6.5 million, comprised primarily of write-downs of property and equipment, and with provision made for estimated costs of dismantling of equipment, environmental remediation, and severance.

Railroad & Utility Products

  The Company's Railroad & Utility Products division is the largest supplier of treated wood products to the United States railroad and utility industries and also provides services such as track assembly and the burning of wood waste for energy. The Railroad & Utility Products division's profitability is primarily influenced by the demand for railroad products and services by Class I railroads, demand for transmission and distribution poles by electric utilities and its cost to procure wood. Historically, sales of railroad products and services have represented approximately two-thirds of the Railroad & Utility Products division's net sales.

  The railroad crosstie market is a mature market with approximately 14.6 million replacement crossties purchased per year. The demand for crossties is only partially affected by economic conditions and has been relatively stable since 1993. Pricing historically has fluctuated with the underlying cost to purchase hardwood lumber, which accounts for approximately 60% of a finished crosstie's cost. The Company obtains its hardwood supply from hundreds of small sawmills throughout the northeastern and southern areas of the United States. Hardwood prices fluctuate with demand from competing hardwood lumber markets such as flooring and pallets. In 1993, the price of hardwood increased significantly, which resulted in a temporary reduction of the Company's margins. Historically, over three-fourths of the Company's net sales to railroads have been based on annual or multi-year contracts.

  The market for utility poles is highly fragmented, and demand has weakened in the past several years due to utility mergers and deregulation. Utility poles are produced primarily from softwoods, such as pine and fir, which have been subject to steady price increases since 1993 primarily due to increased demand for softwood materials in the paper and construction markets. In 1993 and 1994, the increased price for wood had a negative impact on the Company's pole volumes and margins. In order to improve results, in 1995 the Company increased sales prices of its pole products. While this strategy resulted in higher gross margins in 1995, margins declined in 1996 due to higher unit costs from lower production volumes and from the liquidation of excess inventories.

  In April 1995, the Company completed the acquisition of the Somerville Facility, which is the largest railroad crosstie treating facility in the United States. This acquisition increased the production capacity of the Company's Railroad & Utility Products division by 20% and resulted in increases of $11.5 million and $14.6 million in net sales in 1995 and 1996, respectively.

 Coke Products

  The Coke Products division's profitability is primarily dependent on the pricing and demand for coke in the United States and its cost of metallurgical coal. The Company has two contracts with LTV covering approximately 60% of the production at the Company's Woodward and Monessen Facilities taking into account the expected capacity reduction at Woodward. One of the contracts is for the supply of coke from the Monessen Facility, and expires on December 31, 2002. The annual base price for this contract is fixed by LTV within a stated range per net ton with reference to increases or decreases in the selling price of base steel products. The second contract is for the supply of coke from the Woodward Facility, and runs through December 31, 1997. Each of the contracts is for 240,000 tons of coke annually. The Company typically negotiates additional short-term agreements with other customers to sell a significant portion of its remaining production at prices based upon the spot market.

  Although the spot price for coke generally fluctuates with the coke demand generated by United States integrated steel producers and foundries, due to the contract nature of a large proportion of the Company's business, the Company's average price realized per ton remained in a relatively narrow range between January 1993 and December 1996. Although demand for steel was relatively strong in 1996, several events have negatively impacted the U.S. coke market during that time. In March 1996 McLouth Steel Products Corp. ("McLouth"), which accounted for approximately $8 million of net sales of the Coke Products division in 1995, ceased steel production, having filed a petition for bankruptcy protection. The Company's contract with McLouth provided for the Company to supply approximately 90,000 tons of coke for the remainder of 1996. In addition, on April 2, 1996 an explosion disabled the largest blast furnace in the United States, located at the Gary, Indiana plant of U.S. Steel, which is serviced by the Woodward Facility. As a result of the explosion, U.S. Steel suspended approximately 30,000 tons of scheduled coke shipments from the Company. On June 1, 1996, U.S. Steel resumed receiving shipments from the Company. As a result of the McLouth and U.S. Steel disruptions, the Company experienced an increase in its coke inventory which resulted in approximately 30,000 tons of excess coke at June 30, 1996. In order to alleviate the Company's excess inventory resulting from the McLouth bankruptcy and the U.S. Steel disruption, in October 1996 the Company negotiated with LTV and AK Steel Corporation to sell 35,000 tons of its excess coke through December 1996 at prices lower than those set with either McLouth or U.S. Steel. As a result of the sale of inventory at reduced prices, along with cutbacks in production, the amount of excess coke inventory at December 31, 1996 was reduced to approximately 11,000 tons. The events noted above, coupled with current excess inventory in the United States marketplace, will result in downward pressure on spot market coke prices in 1997.

  This situation will be further exacerbated when the resolution of current labor problems at Wheeling-Pittsburgh Steel Corporation allows that company's inventoried coke to be placed into the market and when a new 1,200,000 ton per year coke facility at Inland Steel Industries, Inc. starts up in mid-1998. Furthermore, imports of Chinese coke continue to increase. The increasing supply of coke, coupled with decreasing demand, may continue to impact coke prices adversely during the 1997 to 2000 time period.

  The Company's production of coke from its Woodward Facility will decrease by approximately one-third as a result of the closure of Battery No. 4 and the idling of one-half of Battery No. 5 at that facility in early 1997. See "Business--Environmental Matters." These measures should also serve to better balance sales and production volumes. Over the last three years, the Company's metallurgical coal costs, the most significant cost component of coke production, have remained relatively stable.

  With the closure of Battery No. 4 and the idling of one-half of Battery No. 5 the annual capacity of the Woodward Facility will be approximately 450,000 tons. See "Business--Environmental Matters." Including the

Monessen Facility, the Company's total annual production capacity will be reduced from 1,000,000 to approximately 800,000 tons annually.

 Environmental Matters

  For each of the last three fiscal years, the Company's average capital expenditures and operating expenses (including depreciation) for environmental matters amounted to approximately $6 million and $15 million, respectively. The Company currently estimates that capital expenditures in connection with matters relating to environmental control will be $6.6 million and $3.9 million for 1997 and 1998, respectively. The Company believes that environmental operating costs will not change materially from those incurred during the past three years. Since environmental laws have traditionally become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future. In addition, the Company may have to incur additional capital expenditures and compliance costs which the Company is currently unable to estimate, in connection with the resolution of the notices of violations issued by Jefferson County and the EPA relating to air emissions violations at the Woodward Facility, the failure of the benzene equipment at the Woodward Facility and the resolution of the notice of violation issued by PADEP in connection with the boilers at the Monessen Facility (see "Business--Environmental Matters") and there can be no assurance that costs of compliance with existing or future environmental laws and regulations will not exceed current estimates and will not have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company currently owns or leases facilities at which there is contamination. At most of these facilities, the costs of substantially all investigative and cleanup activities are being paid for directly by the sellers of such facilities or their predecessors or successors (including CSX in connection with the CSX Settlement Agreement) pursuant to indemnity agreements between such entities and the Company. Although the Company believes that the sellers or their predecessors or successors will continue to pay such costs pursuant to these indemnity agreements, if the Company were required to pay such costs, it could have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity. See "Business--Environmental Matters".

  While Beazer East has retained and accepted responsibility for cleanup and remedial activities relating to pre-Closing contamination (including being the signatory on several consent agreements relating to such sites) and has paid, to date, for all such remedial investigative and closure costs, the government has the right under applicable federal and state laws to seek relief directly from the Company for any and all such pre-Closing obligations and liabilities at or on facilities owned or operated by the Company. Although Beazer East and Beazer Limited have performed their respective obligations since 1989, there can be no assurances that Beazer East and Beazer Limited will continue to meet their obligations under the Indemnity and the Guarantee, respectively.

  Beazer East and Beazer Limited are indirect subsidiaries of Hanson PLC. The largest and smallest group in which the results of these companies are consolidated is that headed by Hanson PLC. Beazer East is an operating company which had revenues of approximately $600 million for each of the last three fiscal years ended September 29, 1996 and had total assets of $1.7 billion as of September 28, 1996. The Beazer East unaudited consolidated balance sheet at September 28, 1996 reflects negative net worth of $64 million (including an intercompany liability of $1.4 billion). This negative net worth is in large measure the result of the adoption of SFAS 121 which resulted in pre-tax charges for asset write downs of $4.4 billion during fiscal year 1996. Furthermore, Beazer East had a negative cash flow from operations in the fiscal year ended September 28, 1996 and required funding from other Hanson subsidiaries to meet its obligations. According to the Directors' Report and draft accounts for the year ended September 30, 1996 Beazer Limited is a holding company. While the balance sheet at September 30, 1996 expects to show a negative shareholder funds balance of (Pounds)10.4bn, the accounts are prepared under the going concern concept because a fellow subsidiary undertaking provides financial support to enable Beazer Limited to meet its liabilities as they fall due. The Company has been informed that Beazer East and Beazer Limited will remain wholly-owned indirect subsidiaries of Hanson PLC.

Management believes that Beazer East and Beazer Limited will continue to fulfill their obligations as they have for the last 8 years. In a document entitled "Hanson PLC--Building for the future" dated January 1997 signed by the Chairman of Hanson PLC, Hanson stated:

  "PROVISION CASH UTILISATION has averaged (Pounds)51mn over the past five years and is principally due to expenditure on environmental obligations relating to Koppers, which was part of the Beazer acquisition in 1992. Koppers began as an engineering and construction company in the early 1900's and expanded into chemical manufacture, in particular coal-derived chemical products and wood preservation products. The acquisition of Koppers by Beazer in 1988 led to the sale of these chemical and wood treatment businesses and the retention by Beazer of liabilities relating to these sites. Hanson acquired Beazer in 1992 along with these obligations, whose management is now carried out by the Hanson Environmental group in Pittsburgh. This function is entirely separate from Cornerstone. Its primary activities are environmental site remediation, which involves working with the environmental and governmental authorities to create acceptable and cost effective solutions to specific site problems which will reduce long term costs. Associated with these remediation solutions are legal activities to challenge claims and pursue contribution actions against insurance companies and other responsible parties. The level of balance sheet provisions to address these issues is (Pounds)0.8bn ($1.3bn), which has been reduced in 1996 by (Pounds)0.2bn ($350mn) or 20% following a full review of liabilities. This release was made possible due to the level of technical, engineering and legal expertise within the management group at Pittsburgh, whose aim is actively to manage these liabilities to minimise cost and provide a viable and robust environmental solution for each site. The period over which the provisions will be utilised is estimated to be around 30 years on a gradually reducing trend."

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitment under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company has been informed by Beazer East that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $13 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition and results of operations of the Company. Furthermore, if the Company were required to record a contingent liability in respect of matters covered by the Indemnity on its balance sheet the result could be that the Company would have significant negative net worth.

  In addition, Beazer East is presently defending certain toxic tort actions arising from the pre-Closing operation of assets which the Company acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

  To the extent that such investigative and cleanup costs are being paid for by the sellers and their predecessors or successors, the Company does not anticipate that such costs will have a material impact on liquidity. The Company does not believe that costs for environmental investigation and remediation for which there are no indemnification arrangements will materially adversely affect liquidity, although there can be no assurances that such costs will not increase in the future.

 Litigation Settlements

  On October 4, 1996 the Company settled its litigation (the "OCF Litigation") with Owens-Corning Fiberglas Corporation ("OCF"). The OCF Litigation involved matters which occurred during the mid-1970's to mid-1980's before the Company came into existence. The case went to trial in early 1996 and, in April 1996 resulted in a jury verdict against the Company for $10.3 million plus legal fees and claims for pre-trial and post-trial interest. The confidential settlement with OCF provided for the payment of $12.7 million by the Company in settlement of all claims. The Company had provided reserves of $14 million at March 31, 1996 ($11 million in the first quarter of 1996 and $3 million in prior periods) in connection with the OCF Litigation, and obtained from the lenders under its various bank credit facilities consents to exclude for the first two quarters of 1996 the

$11 million charge to earnings from the calculation of ratios contained in certain financial covenants under such facilities. In addition, the indenture related to the Senior Notes restricts the Company's ability to incur certain types of indebtedness unless the ratio of cash flow to fixed charges in each of the four quarters preceding the incurrence of such indebtedness is greater than 2.5 to 1. The Company's $11 million charge to earnings in the first quarter of 1996 will adversely affect the Company's ability to incur additional indebtedness until the second quarter of 1997. See "--Liquidity and Capital Resources".

  The Company, Beazer East and CSX, one of the Company's principal customers, have recently settled lawsuits, relating to environmental matters, filed by CSX against the Company and by Beazer East against CSX.

  Under the terms of the CSX Settlement Agreement, the Company has agreed to pay CSX certain amounts for each of the next five years. This resulted in a $2.5 million charge to pretax earnings in the fourth quarter of 1996. The Company and CSX have entered into a new five-year volume treating agreement. In addition, Beazer East has been released from, and CSX has assumed, Beazer East's obligations under the Indemnity in connection with the Company's facility located at Green Spring, West Virginia, except for liabilities relating to offsite disposal which remain the responsibility of Beazer East.

 Restructuring Charges

  The restructuring charges of $15.5 million for 1996 include $6.5 million for the closing of a tar distillation facility in Houston, Texas; $0.9 million related to the closing of a refractory materials facility in Carrollton, Ohio; $5.4 million related to the idling of part of the coke operations at the Company's Woodward Facility; and $2.6 million for severance charges. The total restructuring charges consist of cash charges totaling $11.4 million and non-cash charges totaling $4.1 million.

RESULTS OF OPERATIONS

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                 YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1996       1995       1994
                                                --------   --------   --------
NET SALES (In thousands):
  Carbon Materials & Chemicals................. $239,298   $197,434   $164,489
  Railroad & Utility Products..................  239,913    248,212    239,596
  Coke Products................................  109,333     80,084     72,363
                                                --------   --------   --------
    Total...................................... $588,544   $525,730   $476,448
                                                ========   ========   ========
SEGMENT SALES AS PERCENTAGE OF TOTAL:
  Carbon Materials & Chemicals.................     40.7%      37.6%      34.5%
  Railroad & Utility Products..................     40.8%      47.2%      50.3%
  Coke Products................................     18.5%      15.2%      15.2%
                                                --------   --------   --------
    Total......................................    100.0%     100.0%     100.0%
GROSS MARGIN BY SEGMENT:
  Carbon Materials & Chemicals.................     20.6%      21.3%      19.1%
  Railroad & Utility Products..................     13.5%      14.8%      12.1%
  Coke Products................................      9.8%       7.6%      11.6%
                                                --------   --------   --------
    Total......................................     15.7%      16.2%      14.5%
OPERATING MARGIN BY SEGMENT:
  Carbon Materials & Chemicals.................     10.3%      13.9%      10.3%
  Railroad & Utility Products..................      7.0%       9.1%       6.8%
  Coke Products................................     (3.2)%      0.0%       3.6%
  Corporate Unallocated Overhead...............     (1.7%)     (1.9%)     (2.1%)
                                                --------   --------   --------
    Tota1......................................      4.7%       7.6%       5.4%

 Comparison of Results of Operations for the Years Ended December 31, 1996 and 1995.

  NET SALES. Net sales for the year ended December 31, 1996 were 11.9% higher than the same period in 1995, due primarily to the effect of acquisitions in the Carbon Materials & Chemicals and Coke Products businesses. Net sales for Carbon Materials & Chemicals increased by 21.2% due primarily to sales of approximately $44 million from the Clairton facility acquired April 1, 1996. The effect of the acquisition was offset to some extent by a net reduction in PAA sales due to a 31.9% reduction in average PAA prices. Net sales for Railroad & Utility Products decreased by 3.3% due to a 12.2% reduction in sales volumes for utility poles as a result of public utility deregulation and its impact on maintenance programs and due to disruptions in shipments as a result of severe weather conditions in the first quarter of 1996. Net sales for Coke Products increased by 36.5% due primarily to sales of approximately $44 million from the Monessen Facility in its first full year of operation. This increase was offset to some extent by a 10.6% reduction in sales at the Woodward Facility resulting primarily from suspensions of shipments to U.S. Steel and McLouth in 1996, as well as reduced production in the first quarter of 1996 as a result of severe weather conditions.

  GROSS PROFIT. As a percent of net sales, gross profit decreased to 15.7% for the year ended December 31, 1996 from 16.2% for the prior year. Gross margin decreased to 20.6% from 21.3% for Carbon Materials & Chemicals and to 13.5% from 14.8% for Railroad & Utility Products, while gross margin for Coke Products increased to 9.8% from 7.6%. The decrease for Carbon Materials & Chemicals was due to a 31.9% reduction in PAA prices, which more than offset the positive margin effect of the Clairton acquisition. The decrease in gross profit for Railroad & Utility Products was due to higher unit costs for utility poles as a result of a 12.2% decline in sales volumes and $0.6 million of costs associated with labor disruptions and increased operating expenses as a result of severe winter weather in the first quarter of 1996. The increase for Coke Products was due primarily to higher coke prices of 2.8% coupled with higher volumes of 33.2%, as an increase in volumes due to a full twelve months of operations at the Monessen Facility was partially offset by volume reductions at the Woodward Facility.

  DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization for 1996 as compared to the prior year was due primarily to the acquisition of the Clairton tar distillation facility in April 1996, and the Monessen Facility which started production in November 1995.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 1996 decreased to 4.7% of net sales from 5.3% of net sales in the prior year, primarily due to a reduction in management incentive accruals.

  RESTRUCTURING CHARGES. Restructuring charges were comprised of plant closing charges of $7.4 million, capacity rationalization charges of $5.4 million and severance charges of $2.6 million. Plant closing charges included $6.5 million for the Houston, Texas tar distillation facility and $0.9 million for the Carrollton, Ohio refractory materials facility. The plant closing charges consisted primarily of write-downs of property and equipment, and provisions for estimated costs of dismantling of equipment, environmental remediation and severance costs. Capacity rationalization charges of $5.4 million at the Woodward Facility primarily included property and equipment write-downs and a proposed fine for air emission violations. Severance charges totaling $2.6 million were incurred as a result of workforce reductions of approximately 90 salaried employees at various field locations and at corporate headquarters.

  EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates increased to $9.6 million for 1996 from $9.2 million in the prior year as higher earnings from KAP and KSA were partially offset by lower earnings from Tarconord as a result of weaker European market conditions.

  LITIGATION CHARGES. Litigation charges for 1996 consisted of a $10.1 million charge related to a legal judgment rendered against the Company in connection with the OCF Litigation, and a $2.5 million legal settlement to CSX. See "-- Litigation Settlements."

  INTEREST EXPENSE. Interest expense increased $1.6 million for 1996 compared to the prior year primarily as a result of the additional $40 million in indebtedness to finance the acquisition of the Clairton facility.

  INCOME TAXES. The Company's effective income tax rate for 1996 was a benefit of (77.1)% as compared to an effective rate of 29.0% in the prior year as a result of lower pretax earnings in 1996 coupled with the recognition of a 1996 energy tax credit for the Monessen Facility. The tax credit is based on the production of coke as an alternative energy product, and is available through December 31, 2002. The credit is expected to provide a benefit to the Company of $7 million related to 1996 (after offset of a previously taken energy credit) and is expected to provide a benefit of approximately $9 million per year thereafter, unadjusted for inflation and assuming full production at the Monessen Facility.

  NET INCOME. Net income for 1996 as compared to the prior year decreased by $10.3 million primarily as a result of $15.5 million of restructuring charges and $12.6 million of litigation charges. These charges were offset in part by lower tax expense of $16.1 million in 1996 as compared to the prior year. Earnings from the recently acquired Monessen and Clairton facilities were offset by lower PAA prices and the suspension of coke shipments to U.S. Steel and McLouth.

  EARNINGS PER COMMON SHARE. Earnings per common share for 1996 were $1.47 compared to $2.36 in the prior year. Without the litigation and restructuring charges, earnings per common share for 1996 would have been $3.34 per share.

 Comparison of Results of Operations for the Years Ended December 31, 1995 and 1994.

  NET SALES. Net sales for the year ended December 31, 1995 were 10.3% higher than the corresponding period in 1994, as net sales of Carbon Materials & Chemicals increased by 20.0%, net sales of Railroad & Utility Products increased by 3.6%, and net sales of Coke Products increased by 10.7%. The increase in net sales of Carbon Materials & Chemicals for 1995 primarily reflected a 52.7% increase in PAA prices and a 13.0% increase in carbon pitch volumes. The increase in net sales of Railroad & Utility Products for 1995 reflected higher sales volumes of 10.7% for railroad crossties primarily as a result of sales from the newly acquired Somerville Facility, offset by a 13.9% decline in volumes for utility poles. Prices for railroad crossties decreased 2.2%, while pricing for utility poles increased 9.3% in 1995 compared to the prior year. The increase in net sales of Coke Products was due to a 6.4% increase in coke prices, as well as a 6.1% increase in coke volumes primarily due to shipments of coke in November and December from the newly acquired Monessen Facility.

  GROSS PROFIT. As a percent of net sales, gross profit increased to 16.2% in 1995 from 14.5% in 1994. The increase in Carbon Materials & Chemicals gross margin to 21.3% from 19.1%, coupled with an increase in Railroad & Utility Products gross margin to 14.8% from 12.1%, more than offset a decrease in gross margin for Coke Products to 7.6% from 11.6% as compared to the prior year. The increase in gross margin for Carbon Materials & Chemicals was primarily a result of a 52.7% increase in selling prices for PAA. This increase was partially offset by a $1.8 million provision for the effect of a coal tar spill at a Carbon Materials & Chemicals facility. The increase in Railroad & Utility Products gross margin was primarily a result of lower raw materials costs coupled with lower freight costs from logistics improvements and an increase in selling prices for utility poles. The decrease in Coke Products gross margin for 1995 was primarily a result of $5.5 million of start-up expenses, which were not capitalized, at the Monessen Facility in 1995. Excluding the start-up expenses, gross margin would have increased to 14.5% of sales, reflecting a 6.4% price increase for coke.

  DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization in 1995 compared to the prior year was primarily due to $0.8 million of depreciation related to the acquisition of the Somerville Facility.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for 1995 increased to 5.3% of sales from 5.1% of sales in 1994, primarily due to increased management incentive accruals for 1995.

  RESTRUCTURING CHARGES. Restructuring charges for 1994 included $2.5 million related to a voluntary severance plan initiated by the Company as part of a general corporate restructuring. The total charge reflected salaries and benefits for 55 participating employees.

  EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates increased to $9.2 million in 1995 from $5.3 million in 1994, primarily as a result of stronger carbon pitch and chemicals markets in Australia and Europe.

  INTEREST EXPENSE. Interest expense for 1995 increased by $1.4 million as a result of higher average debt levels due to acquisitions coupled with slightly higher interest rates.

  INCOME TAXES. The Company's effective income tax rate for 1995 increased to 29.0% from 28.0% in 1994. The difference between the effective rates and the statutory rate was primarily a result of earnings in foreign equity affiliates not taxed in the United States. Income taxes on equity earnings in foreign affiliates are limited to the amount of cash dividends received.

  NET INCOME. Net income for 1995 increased 140.6% compared to net income from the prior year, due in part to a $1.8 million extraordinary charge for early extinguishment of debt in 1994, and also as a result of a higher level of business activity and generally favorable market conditions in 1995 as detailed in the discussions of sales and gross profit for the businesses.

  EARNINGS PER COMMON SHARE. Earnings per common share for 1995 were $2.36 compared to $0.96 in the prior year due to higher earnings as a result of more favorable business conditions coupled with an extraordinary charge in 1994 which reduced earnings per common share by $0.17.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity needs are primarily for debt service, acquisitions and capital maintenance. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for 1997. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

  As of December 31, 1996 the Company had cash and cash equivalents of $1.5 million and $48.5 million of availability under the revolving credit facility available for working capital purposes, and letters of credit subject to an aggregate sublimit of $15.0 million and possible restrictions in particular periods. Letters of credit from time to time are required by the Company, primarily to support obligations of the Company such as payment guarantees for insurance and claims, bid and performance bonds for export sales and general corporate guarantees. As of December 31, 1996, $8.5 million of commitments were utilized by outstanding standby letters of credit and there were $43 million in outstanding borrowings under the revolving credit facility for working capital purposes. At December 31, 1996 the Company had outstanding a loan of $21.0 million which was incurred to finance the acquisitions of the Somerville and Monessen facilities. The amortization schedule for this loan requires payments of $7.0 million, $9.0 million and $5.0 Million in December 1997, 1998 and 1999, respectively.

  The Company also negotiated a term loan on March 18, 1996 in the amount of $35.0 million for the Clairton acquisition, with repayments of $17.5 million required in both 2000 and 2001. The additional $5.0 million required for the acquisition was financed through the revolving credit facility.

  Interest on the Company's term loans and revolving credit facility is based upon prevailing floating rates, while interest on the Senior Notes is fixed.

  The following table sets forth cash flows from operating, investing and financing activities for the periods indicated:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (In thousands)
Net cash provided by operating activities........ $ 44,744  $ 35,276  $ 39,249
Net cash used in investing activities............  (60,914)  (50,343)  (16,016)
Net cash provided by (used in) financing
 activities......................................   16,078    13,710   (20,447)
                                                  --------  --------  --------
Net increase (decrease) in cash.................. $    (92) $ (1,357) $  2,786
                                                  ========  ========  ========

  Net cash provided by operating activities was $44.7 million, $35.3 million, and $39.2 million for 1996, 1995 and 1994, respectively. In 1996, lower net income of $10.3 million was more than offset by a decrease in working capital of $3.5 million compared to an increase in working capital of $3.0 million in the prior year, with the 1996 decrease attributable primarily to inventory reductions. Additionally, an increase of $20.0 million in reserves due primarily to restructuring charges in 1996 more than offset $10.9 million of reductions in deferred tax liabilities. Net cash provided by operating activities declined in 1995 compared to 1994, despite an increase in net income of $13.3 million, primarily due to increased working capital requirements associated with the Monessen and Somerville Facilities. In particular, accounts receivable increased by $5.8 million and inventories increased by $9.7 million. These cash outflows were partially offset by an increase in accounts payable of $11.5 million. In addition, equity income of affiliated companies net of dividends received increased by $2.7 million in 1995.

  The Company's investing activities have included both acquisition-related and maintenance-related capital expenditures. During 1996, the Company incurred $39.5 million of capital expenditures related to the acquisition of the Clairton tar distillation facility from Aristech. During fiscal 1995, acquisition-related expenditures for the Monessen and Somerville Facilities were $23.6 million and $11.3 million, respectively. There were no significant acquisition-related capital expenditures in 1994.

  Capital expenditures excluding acquisitions were $21.7 million, $15.2 million and $16.3 million for 1996, 1995 and 1994, respectively. The Company's capital expenditures were directed toward capital maintenance, increased operating efficiency and environmental compliance. The Company anticipates that its capital expenditures for 1997, excluding acquisitions, will be approximately $26.5 million and will be directed toward increased productivity, routine maintenance and environmental compliance.

  The Company's financing activities have represented principally drawdowns and repayments on its bank credit facilities. In 1996, financing activities provided $16.1 million compared to $13.7 million in 1995 and a usage of $20.5 million in 1994. Cash provided by financing activities in 1996 reflects the $35.0 million term loan for the Clairton acquisition and an increase of $14.0 million in the revolving credit facility. These were partially offset by $14.0 million of repayments under the term loans, $3.1 million in quarterly dividends, $3.2 million of purchases of the Company's Voting Common Stock, and a $12.3 million repurchase of 1,050,000 shares of Non-Voting Common Stock at $11.67 per share in equal amounts from Cornerstone-Spectrum and APT. Cash supplied by financing activities in 1995 was primarily the result of an increase in long-term borrowings of $25.0 million to finance the acquisitions of the Monessen and Somerville Facilities, partially offset by a $5.0 million repayment under the term loans and a net decrease of $5.0 million to the revolving credit facility. In September 1995, APT exercised warrants to purchase 2,338,200 shares of Non-Voting Common Stock for $2.6 million. The Company also paid $2.3 million in dividends to voting and non-voting common and Series B preferred shareholders. Cash used by financing activities in 1994 was primarily due to the purchase of Voting Common Stock for $3.8 million and a net decrease of $16.0 million in the revolving credit facility. Financing activities for 1994 also included proceeds of $110 million from the issuance of the Senior Notes, which were used to redeem $53.5 million of preferred stock, repay $51.8 million of term debt, and pay $5.4 million of deferred financing costs.

  The Company obtained from the lenders under the bank credit facilities consents to exclude for the last two quarters of 1996 the $10.1 million charge to earnings from the calculation of ratios contained in certain financial covenants under such facilities. In addition, the indenture related to the Senior Notes restricts the Company's ability to incur certain types of indebtedness unless the ratio of cash flow to fixed charges in each of the four quarters preceding the incurrence of such indebtedness is greater than
2.5 to 1. The Company's $10.1 million charge to earnings in the third quarter of 1996 will adversely affect the Company's ability to incur additional indebtedness until the fourth quarter of 1997.

  The Company increased the discount rate used to determine the projected benefit obligation for the funded status of the pension plans from 7.25% at December 31, 1995 to 7.5% at December 31, 1996. Due to this higher discount rate, the Company's obligations for 1997 pension expense have decreased.

  The Company is self-insured for losses and liabilities for property, casualty and workers' compensation claims up to various stop loss coverages. Losses are accrued based on actuarial assumptions which historically have not differed materially from actual claims experience

 Stock Redemptions

  The Company was required to repurchase approximately $4.0 million, $2.2 million and $1.2 million, in 1996, 1995 and 1994, respectively, of common stock from former employees, pursuant to the provisions of the Stockholders' Agreement.The amounts include $0.6 million, $0.5 million and $0.4 million, in 1996, 1995 and 1994 respectively, related to the purchase of shares which were issued as the result of the exercise of vested stock options. Under the terms of the Stockholders' Agreement, the Company is required to repurchase the shares of terminated employees over a period not to exceed three years. Management estimates the purchase requirement for 1997 to be approximately $2.6 million, which includes approximately $0.6 million related to stock options. See Notes 5 and 6 of the Notes to Consolidated Financial Statements of the Company.

  In March 1996 Cornerstone-Spectrum exercised its option to convert all of the Series B convertible preferred stock of the Company into 2,340,000 shares of Non-Voting Common Stock. Subsequent to the exercise, the Company repurchased 1,050,000 shares of Non-Voting Common Stock at $11.67 per share in equal amounts from Cornerstone-Spectrum and APT. The effect of the purchase on stockholders' equity was to decrease retained earnings and capital in excess of par value by $10.3 million and $1.9 million, respectively.


SEASONALITY; EFFECTS OF WEATHER

  The Company's quarterly operating results fluctuate due to a variety of factors that are outside the Company's control, including inclement weather conditions, which in the past have affected negatively the Company's operating results. Operations at several of the Company's facilities have been halted for short periods of time during the winter months. Moreover, demand for many of the Company's products declines during periods of inclement weather. As a result of the foregoing, the Company anticipates that it may experience material fluctuations in quarterly operating results.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In the first quarter of 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adoption was not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 36 and are listed in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the names and ages of the executive officers and directors of the Company and the positions which they hold. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.


 NAME                   AGE POSITION WITH THE COMPANY
 ----                   --- -------------------------
 Robert K. Wagner.....   65 Chairman and Director
 Donald P. Traviss....   52 President and Chief Executive Officer and Director (Non-voting)
 Brian C. Beazer......   61 Director
 Clayton A. Sweeney...   65 Director
 Brooks C. Wilson.....   63 Director
 N. H. Prater.........   68 Director
 Peter J. Statile.....   40 Director (Non-voting)
 Donald E. Davis......   40 Vice President and Chief Financial Officer
 Thomas D. Loadman....   42 Vice President and General Manager, Railroad Products & Services
 William R. Donley....   40 Vice President and General Manager, Utility and Construction Products
 Lawrence F. Flaherty.   60 Vice President, Total Quality and Technology
 Walter W. Turner.....   50 Vice President and General Manager, Carbon Materials & Chemicals Division
 Randall D. Collins...   44 Vice President and Secretary
 Joseph E. Boan.......   50 Vice President, Human Resources
 M. Claire Schaming...   43 Treasurer and Assistant Secretary

  Mr. Wagner was elected Chairman and Chief Executive Officer of the Company in November 1994, having served as President and Chief Executive Officer from 1988 through 1994. As of March 1, 1996, he resigned his position as Chief Executive Officer, retaining his responsibilities as Chairman and Director. He has been a Director of the Company since January 1989. He joined Old Koppers in 1953 and after an early career in communications, moved into the forest products business in 1968 and held sales, marketing and raw materials posts until being appointed Vice President and Manager of the Pressure-Treated Products unit in 1975. Mr. Wagner became Vice President and General Manager of this division in 1978 and was named Vice President and General Manager of the Tar and Wood Products Sector in 1986. Mr. Wagner also served as a Director of Integra Financial Corporation of Pittsburgh, Pennsylvania from 1992 until 1996 and as a Director of Trion, Inc. of Sanford, North Carolina from 1978 until his resignation in April 1995. He is also a Director of Koppers Australia and, until March 1, 1996 was a Director of Tarconord.

  Mr. Traviss was elected Chief Executive Officer effective March 1, 1996. Mr. Traviss had been named President and Chief Operating Officer and elected as a non-voting Director of the Company on November 1, 1994. Mr. Traviss had served as Vice President, Refining and Petrochemicals at Universal Oil Products, Des Plaines, Illinois from 1992 to 1994. Prior to 1992, he was Vice President, Engineered Products Group. From

1985 to 1988, Mr. Traviss served as Vice President, Engineering Products and Processes at Union Carbide Corporation, Danbury, Connecticut. Mr. Traviss is also a Director of Koppers Australia and Tarconord.

  Mr. Beazer has been a Director of the Company since January 1989. He joined Beazer Limited in 1956 as a builder's apprentice and spent his early working years on construction sites, later moving into the supervisory and management facets of the business. Mr. Beazer was named Chief Executive Officer of Beazer Limited in 1968 and was Chairman from 1983-1991. He is currently Chairman of Beazer Homes USA Inc. and Sealmint Ltd. (UK), and serves as a Director of Beazer (Japan) Co. Ltd. (registered in Japan), U.S. Industries, Inc., Jade Holdings Pte. Ltd. (Singapore) and Jade Technologies.

  Mr. Sweeney has been a Director of the Company since January 1989. Mr. Sweeney has been a shareholder and Director of Dickie, McCamey & Chilcote, P.C. since 1987 and served as Managing Director from 1988 to September 1993. Mr. Sweeney previously served as Executive Vice President, Chief Administrative Officer, Vice Chairman and a Director of Allegheny International, Inc., as Senior Vice President and a Director of Allegheny Ludlum Industries, and as a Director of Wilkinson Sword Group, Ltd. U.K., Landmark Savings and Loan Association, Halbouty Energy Company and Liquid Air Corporation. Mr. Sweeney currently serves as a Director of Schaefer Manufacturing Inc., Schaefer Equipment Inc. and Schaefer Marine Inc., and as Chairman of the Boards of St. Francis Health System and St. Francis Medical Center.

  Mr. Wilson has been a Director of the Company since January 1989. Mr. Wilson has been the Managing Director of Koppers Australia since 1970, having joined Old Koppers in 1965 as a member of the Koppers International Far East Office (Sydney, Australia). He is currently a Director of Pacific Power. He is also a Trustee of the Australian Trade Union Program at Harvard Foundation and a member of the Advisory Council, Australian Graduate School of Management, University of New South Wales.

  Mr. Prater has been a Director of the Company since May 1989. Mr. Prater retired from Mobay Corporation, where he had served as the President and Chief Executive Officer from July 1986 to July 1990. He currently serves as a Director of Calgon Carbon Corporation, Melamine Chemical Inc. and Harsco Corporation. He is a member of the Board of Trustees of Robert Morris College, Georgia Institute of Technology, a special trustee of the University of Pittsburgh and a Visiting Professor at the University of Virginia.

  Mr. Statile has been a director of the Company since February 1997. Mr. Statile joined Hanson Industries in 1986 holding various financial positions leading to his most recent appointment as Senior Vice President and Chief Financial Officer of Hanson North America in January 1996. Prior to joining Hanson Mr. Statile worked in the New York office of Price Waterhouse as an Audit Manager in their Metropolitan Services Group. Mr. Statile is a certified public accountant.

  Mr. Davis was elected Vice President and Chief Financial Officer of the Company in November 1994. Mr. Davis had been General Manager of the Recovery Resources Group from June 1992 to March 1996 and had served as Treasurer from 1988 until 1992. He joined Old Koppers in 1978 and had held various positions in the corporate accounting and auditing departments until being named General Manager of the Chemical Systems Sector at Old Koppers in 1988. Mr. Davis is a certified public accountant.

  Mr. Loadman was elected Vice President and General Manager, Railroad Products and Services in November 1994. Mr. Loadman had been the Transportation Plants Operations Manager of the Railroad & Utility Products division since January 1989. He joined Old Koppers in 1979 and served in various management assignments including plant manager and cogeneration plant manager. Mr. Loadman is a Director of Koppers Sherman Abetong, a Director of Koppers Timber Preservation Pty. Limited, a subsidiary of Koppers Australia, and a Director and President of Koppers Concrete Products Inc. He is also a member of the American Wood Preservers Association and the Railway Tie Association.

  Mr. Donley was appointed General Manager of Utility and Construction Products in September 1995 and elected Vice President in November 1995. He joined Old Koppers in 1979, serving the Company in positions of increasing responsibility within the Railroad & Utility Products business. Mr. Donley is a board member of the American Wood Preservers Institute and serves on its Governmental Affairs Committee.

  Mr. Flaherty was appointed Vice President, Total Quality and Technology in January 1995. Mr. Flaherty had been Vice President and Manager, Carbon Materials & Chemicals since January 1989. Mr. Flaherty was Production Manager, Tar and Chemical Operations for Old Koppers' Tar and Wood Products Sector. He joined Old Koppers in 1955 and has served as chemist, sales representative, plant manager, and production manager until being appointed production manager in the Tar and Wood Products Sector in 1986.

  Mr. Turner was appointed Vice President and General Manager, Carbon Materials & Chemicals Division in early 1995. Mr. Turner had been elected Vice President and Manager, Marketing & Development, Industrial Pitches and Related Products in February 1992. Mr. Turner was Marketing Manager, Industrial Pitches and Creosote Oils for Old Koppers' Tar and Wood Products Sector. Mr. Turner joined Old Koppers in 1969 and has served in various positions in the controller's department and as Product Manager, Tar Operations. Mr. Turner is also a Director of Tarconord.

  Mr. Collins was elected Vice President and Secretary in November 1994, and has been Secretary of the Company since January 1989. Mr. Collins was Manager of Loss Control for Old Koppers. He joined Old Koppers in 1974 and held various line and staff assignments including personnel, industrial relations, and plant operations. Currently Mr. Collins serves the Company as Risk Manager, Legal Services Coordinator, Claims Manager, and more recently, Environmental Affairs Officer. His role as Corporate Secretary includes Board of Directors and shareholder communications. Mr. Collins is a member of the American Society of Corporate Secretaries.

  Mr. Boan has been Vice President, Human Resources since January 1989. Mr. Boan was Manager, Labor Relations for Old Koppers. He joined Old Koppers in 1969. Prior to 1987, Mr. Boan held the position of Director, Human Resources, for three Old Koppers subsidiaries in the Construction Materials and Services Group. In 1987, he was named Manager, Labor Relations for Old Koppers. Mr. Boan is a member of the Pennsylvania Bar.

  Ms. Schaming was elected Treasurer in May 1992. Her previous position was Assistant Treasurer and Manager of Cash Operations. Ms. Schaming joined Old Koppers in 1976, where she held various positions in corporate and Chemical Systems Sector accounting, including Controller for the Polyester Resins Division. Ms. Schaming is a certified cash manager.

THE BOARD OF DIRECTORS; STOCKHOLDERS' AGREEMENT

  The Company is a party to the Stockholders' Agreement by and among the Company, KAP, Cornerstone-Spectrum, APT and each Management Investor. The Management Investors are a group of approximately 130 individual stockholders with ownership interests ranging from.01% to 5.5% and collectively comprising 30.3% of the total outstanding shares of the Voting Common Stock (as of February 16, 1997). Each Management Investor is an officer, Board member or current or former employee of either the Company or one of its subsidiaries. Pursuant to the Stockholders' Agreement, each of the Management Investors has appointed Robert K. Wagner and Clayton A. Sweeney as the two Representatives ("Representatives") of the Management Investors and granted to the Representatives an irrevocable proxy for the term of the Stockholders' Agreement to vote all his or her voting shares.

  The Stockholders' Agreement provides that the Board of Directors will consist of five members. Each of Cornerstone and KAP is entitled to nominate one director as long as it holds at least 20% of the outstanding Voting Common Stock while the Representatives of the Management Investors are entitled to nominate two directors as long as the Management Investors hold at least 15% of the Voting Common Stock. The remaining director (the "Independent Director") is to be otherwise unaffiliated with the Company and nominated by the Representatives and consented to by Cornerstone and KAP.

  The Stockholders' Agreement sets forth certain restrictions on transfer of shares of stock, including (i) a right of first offer to the Company and other stockholders upon any sale to a third party and (ii) a sale or transfer to any person (including the Management Investors as a group) who will come to hold more than 50% of the outstanding common stock being conditioned on such person offering to purchase all outstanding capital stock of the Company. Upon a Management Investor's ceasing for any reason to be employed by the Company or its subsidiaries (a "Termination Event"), the Company is obligated to purchase the shares owned by such terminated investor on the following terms: 25% of the termination shares upon termination and the remaining termination shares to be tendered in three equal tenders on the anniversary date of the Termination Event. The Company may also elect to purchase all of the shares of the terminated investor upon the occurrence of the Termination Event. If the Company elects the former, the terminated investor may choose to fix the value of the shares as of the date of the Termination Event or as of each annual payment date as if the terminated investor had terminated employment on such anniversary date, subject to approval by the Company. However, the Company is not obligated to redeem any of the terminated investor's shares if such purchase would cause a breach or default of any agreement or instrument to which the Company or any of its subsidiaries is a party or by which it or its respective assets are bound. As of February 28, 1997, the Company is obligated to purchase approximately 200,000 shares of previously terminated investors.

  The current Board of the Company consists of the following members:

             NAME OF DIRECTOR                                    TYPE OF NOMINEE
             ----------------                                    ---------------
Brian C. Beazer                             Cornerstone-Spectrum Director
Brooks C. Wilson                            KAP Director
Robert K. Wagner                            Management Investor Director
Clayton A. Sweeney                          Management Investor Director
N. H. Prater                                Independent Director
Peter J. Statile                            Non-voting Cornerstone-Spectrum Director
Donald P. Traviss                           Non-voting Management Investor Director

DIRECTOR COMPENSATION

  The Company does not pay compensation to Directors who are also employees of the Company. The Company pays Directors a fee of $21,000 per year.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The following table sets forth information concerning the compensation for services in all capacities to the Company, including options and stock appreciation rights ("SARS"), for the years ended December 31, 1996, 1995 and 1994, of those persons who were at December 31, 1996 the current and former Chief Executive Officers and each of the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 1996 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                  -----------------------------  ----------------------------
                                                      OTHER        SECURITIES     ALL OTHER
                                                      ANNUAL       UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY   BONUS  COMPENSATION  OPTIONS/SARS(#)     (2)
---------------------------  ---- -------- ------- ------------  --------------- ------------
Donald P. Traviss.........   1996 $336,000 117,306   $    277            --        $11,576
  President and Chief        1995  251,000 138,000    126,341(3)     45,000          3,861
  Executive Officer (1)      1994   38,333  40,000     28,492            --          1,567
Donald E. Davis...........   1996  151,985  55,159         --            --         11,576
  Vice President and Chief   1995  132,860  61,446         --         7,500          4,038
  Financial Officer          1994  106,590  24,305         --            --          1,888
Walter W. Turner..........   1996  128,400  53,305         --            --         11,876
  Vice President and         1995  106,920  53,767         --         7,500          3,466
   General Manager, Carbon   1994   91,200  22,095         --            --          1,599
   Materials & Chemicals
Lawrence F. Flaherty......   1996  132,600  47,636      1,400            --         11,576
  Vice President, Total      1995  127,100  59,850        694            --          4,204
  Quality and Technology     1994  124,000  29,460        666            --          1,023
Joseph E. Boan............   1996  120,980  43,428         --            --          9,613
  Vice President             1995  116,380  56,792         --            --          2,853
  Human Resources            1994  111,880  26,116         --            --          1,960
Robert K. Wagner..........   1996  107,955  27,930      1,108            --        136,576
  Chairman and former        1995  380,000 228,000     14,143            --          4,649
   Chief Executive           1994  344,750  98,102     15,821            --          3,000
   Officer (1)

--------
(1) Effective March 1, 1996 Mr. Wagner retired from the Company and resigned as Chief Executive Officer and was succeeded by Mr. Traviss.

(2) All other compensation consists of regular and supplemental matches to 401(k) plan, and, in the case of Mr. Wagner, also includes $17,500 for director fees, $16,667 for chairman fees, and $90,833 for consulting services to the Company for 1996.

(3) Includes $116,410 of reimbursement of moving expenses under Company relocation program.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

  Shown below is information with respect to unexercised options granted in 1996 and prior years under the Stock Option Plan. There were no options exercised in 1996 by any of the Named Executive Officers. No SARS were granted to any of the Named Executive Officers and none of the Named Executive Officers held any unexercised SARS at the end of the fiscal year.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                               NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS/
                             OPTIONS/SARS AT FY-END(#)   SARS AT FY-END($)(1)
                             ------------------------- -------------------------
                             EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
                             ----------- ------------- ----------- -------------
Donald P. Traviss...........   30,000       15,000      $103,333      $51,667
Donald E. Davis.............   21,400        5,000       220,564       17,222
Walter W. Turner............   17,350        5,000       172,320       17,222
Lawrence F. Flaherty........   28,800           --       341,432           --
Joseph E. Boan..............   27,900           --       329,832           --

--------
(1) The value of unexercised in-the-money options is calculated by subtracting the exercise price from $14.00, which was the market value at December 31, 1996 as determined by the Board of Directors pursuant to the provisions of the Stockholders' Agreement.

BENEFIT PLANS

  Pension Plan. All executive officers of the Company are covered by the Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (the "Salaried Plan"). The following table contains approximate retirement benefits payable under the Salaried Plan, assuming retirement at age 65, payments made on the straight-life annuity basis and no election of a co-annuitant option. Annual retirement benefits are computed at the rate of 1.2% of Terminal Salary (as defined below) not in excess of $16,000, plus 1.6% of Terminal Salary in excess of $16,000, all multiplied by years of Credited Service (as defined below). Terminal Salary is determined based on the average annual salary (defined as salary plus one half of any incentive payments) for the five highest consecutive years of the last ten years of Credited Service, or during all years of such Credited Service if less than five. Credited Service includes all accumulated service as a salaried employee of the Company (excluding its predecessors) except for any period of layoff or leave of absence.

ESTIMATED ANNUAL RETIREMENT BENEFIT UNDER THE SALARIED RETIREMENT PLAN

                       YEARS OF CREDITED SERVICE AT RETIREMENT
            -----------------------------------------------------------------------
TERMINAL
 SALARY        5          10           15           20           25           30
--------    -------     -------     --------     --------     --------     --------
$100,000    $ 7,680     $15,360     $ 23,040     $ 30,720     $ 38,400     $ 46,080
 150,000     11,680      23,360       35,040       46,720       58,400       70,080
 200,000     15,680      31,360       47,040       62,720       78,400       94,080
 250,000     19,680      39,360       59,040       78,720       98,400      118,080
 300,000     23,680      47,360       71,040       94,720      118,400      142,080
 350,000     27,680      55,360       83,040      110,720      138,400      166,080
 400,000     31,680      63,360       95,040      126,720      158,400      190,080
 450,000     35,680      71,360      107,040      142,720      178,400      214,080
 500,000     39,680      79,360      119,040      158,720      198,400      238,080

  The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 1996 for each Named Executive
Officer: Donald P. Traviss, $282,500 and 2 years of service; Donald E. Davis, $126,371 and 8 years of service; Walter W. Turner, $108,732 and 8 years of service; Lawrence F. Flaherty, $139,053 and 8 years of service; Joseph E. Boan, $123,405 and 8 years of service; and Robert K. Wagner, $402,635 and 7 years of service.

  Employment Contracts. In February 1996 the Company entered into an agreement with Robert K. Wagner, Chairman and Director, under which in exchange for consulting services and continuing in the position as Chairman of the Board of Directors, the Company will pay consulting fees totaling $109,000 per year, chairman fees totaling $25,000 per year, and director fees totaling $21,000 per year. The initial contract term is one year; however, the contract will automatically renew for four additional one year periods unless either party elects to cancel the contract. Mr. Wagner has agreed not to engage in any business activity that competes with the Company during the term of this consulting agreement.

  In October 1994, the Company entered into an agreement with Donald P. Traviss, President and Chief Executive Officer, which provides for an initial base salary of $230,000, an incentive bonus of up to 60% of base salary, and a one time bonus of $40,000 paid in Voting Common Stock of the Company in lieu of 1994 incentive. Additionally, he received a grant of options to purchase 45,000 shares of Voting Common Stock vesting over a three-year period in accordance with the terms of the Company's Stock Option Plan, and an interest free loan of $115,000 to be repaid over a five-year period, the proceeds of which were used to purchase shares of Voting Common Stock at the market value of $10.56 per share. The contract's original term is two years. Either party may terminate the contract by giving twelve months notice of non-renewal prior to the contract's termination. If no termination notice is received, the contract is automatically extended for an additional one-year period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Mr. Sweeney, Mr. Wilson and Mr. Prater serve on the Human Resources and Compensation Committee of the Board of Directors of the Company, which establishes compensation levels for the Company's three most highly paid executive officers.

  Mr. Wagner, Chairman and a Director of the Company, is a member of the Compensation Committee of the Board of Directors of Koppers Australia. This Committee reviews the compensation of Mr. Wilson, the Managing Director of Koppers Australia.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's Voting Common Stock and Non-Voting Common Stock as of February 16, 1997 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Voting Common Stock, (ii) each Director of the Company, (iii) each officer named in the Summary Compensation Table under the heading "Management-Executive Compensation," and (iv) all officers and Directors of the Company as a group.

                                                             NON-VOTING
                               VOTING COMMON STOCK        COMMON STOCK (2)
                            ------------------------- -------------------------
                               SHARES     PERCENTAGE     SHARES     PERCENTAGE
                            BENEFICIALLY BENEFICIALLY BENEFICIALLY BENEFICIALLY
NAME OF BENEFICIAL OWNER     OWNED (1)    OWNED (1)      OWNED        OWNED
------------------------    ------------ ------------ ------------ ------------
Cornerstone-Spectrum, Inc.
 (3).......................  2,117,952       30.83%    1,815,000       50.02%
KAP Investments, Inc. (4)..  2,250,000       32.75%
APT Holdings Corporation
 (5).......................                            1,813,200       49.98%
Management Investors
 (6)(7)....................  2,501,533       36.42%
Robert K. Wagner (8).......    348,851        5.08%
Clayton A. Sweeney (8).....    138,960        2.02%
Donald P. Traviss (9)......     50,274        *
Donald E. Davis (10).......     43,936        *
Walter W. Turner (11)......     41,736        *
Lawrence F. Flaherty (12)..     76,698        1.12%
Joseph E. Boan (13)........     74,493        1.08%
N. H. Prater (14)..........     26,092        *
Peter J. Statile...........          0          --
Brian C. Beazer (15).......          0          --
Brooks C. Wilson (16)......     96,579        1.41%
All Directors and officers
 as a group
 (15 persons)..............  1,062,407       15.47%
Total shares outstanding...  6,869,485      100.00%    3,628,200      100.00%

--------
*1% or less.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and/or investment power with respect to the shares shown as beneficially owned.

(2) Non-Voting Common Stock is entitled to receive dividends ratably with Voting Common Stock. Non-Voting Common Stock has been issued upon the conversion of Series B Junior Convertible Preferred Stock and upon the exercise of outstanding warrants granted to certain of the Company's lenders.

(3) Cornerstone-Spectrum Inc. (formerly Beazer, Inc.) is a wholly-owned, indirect subsidiary of Hanson PLC. The address for Cornerstone-Spectrum, Inc. is 1001 Koppers Building, 436 Seventh Avenue, Pittsburgh, PA 15219. Cornerstone- Spectrum, Inc. has authorized Mr. Brian C. Beazer, a Director of the Company, to vote the shares of the Company held by Cornerstone-Spectrum, Inc.

(4) KAP Investments, Inc. is a wholly-owned subsidiary of Koppers Australia. See "Business--Carbon Materials & Chemicals Products."

(5) APT Holdings Corporation is a wholly-owned subsidiary of Mellon Bank Corporation ("MBC"). Mellon Bank, N. A., which is also a wholly-owned subsidiary of MBC, provides depositary, cash management, pension administration, investment management, commercial banking, and lending services for the Company and receives customary fees and compensation therefor. Mellon Bank, N. A. also serves as the administrative and collateral agent for the Company's bank credit facilities. The address for APT Holdings Corporation is One Mellon Bank Center, Room 4500, Pittsburgh, PA 15258.

(6) Pursuant to the Stockholders' Agreement, Mr. Wagner and Mr. Sweeney were appointed as Representatives of the approximately 130 Management Investors and granted irrevocable proxies to vote the shares of Voting Common Stock owned by the Management Investors. The address for Mr. Wagner is Koppers Industries, Inc., 436 Seventh Avenue, Pittsburgh, PA 15219. The address for Mr. Sweeney is Dickie, McCamey & Chilcote, P. C., Two PPG Place, Suite 400, Pittsburgh, PA 15222.

(7) Includes options held by the Management Investors to acquire 605,107 shares of Voting Common Stock which are exercisable within 60 days of February 16, 1997.

(8) Mr. Wagner and Mr. Sweeney, as Representatives of the Management Investors pursuant to the Stockholders' Agreement, have the authority to vote the 2,510,533 shares held by the Management Investors and consequently may be deemed to have voting control of such shares (which include 348,851 shares directly owned by Mr. Wagner and 138,960 shares directly owned by Mr. Sweeney).

(9) Includes options to purchase 30,000 shares. Pursuant to the Stockholders' Agreement, Mr. Traviss has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(10) Includes options to purchase 23,900 shares. Pursuant to the Stockholders' Agreement, Mr. Davis has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(11) Includes options to purchase 19,850 shares. Pursuant to the Stockholders' Agreement, Mr. Turner has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(12) Includes options to purchase 28,800 shares. Pursuant to the Stockholders' Agreement, Mr. Flaherty has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(13) Includes options to purchase 27,900 shares. Pursuant to the Stockholders' Agreement, Mr. Boan has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(14) Pursuant to the Stockholders' Agreement, Mr. Prater has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(15) Mr. Beazer, by resolution of the Board of Directors of Cornerstone-Spectrum, Inc., has authority to vote the shares of the Company held by Cornerstone-Spectrum, Inc. and consequently may be deemed to have voting control of such shares. Mr. Beazer directly owns no shares.

(16) Mr. Wilson, by resolution of the Board of Directors of KAP Investments, Inc., has authority to vote the 2,250,000 shares of the Company held by KAP Investments, Inc., and consequently may be deemed to have voting control of such shares. Mr. Wilson directly owns 96,579 shares. Pursuant to the Stockholders' Agreement, Mr. Wilson has granted an irrevocable proxy to the Representatives of the Management Investors to vote the 96,579 shares owned by him.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Dickie, McCamey & Chilcote, P.C. of Pittsburgh, Pennsylvania, has been retained as general counsel to the Company. Clayton A. Sweeney, a shareholder and Director of the Company, is also a shareholder and Director of Dickie, McCamey & Chilcote, P.C. Mr. Sweeney is one of two Representatives of the Management Investors appointed pursuant to the Stockholders' Agreement and, as such, was granted an irrevocable proxy for the term of the Stockholders' Agreement to vote the shares of the Management Investors. See "Management--The Board of Directors; Stockholders' Agreement."

  Loan to Officer. In May 1995 the Company extended a loan of $115,000 to Donald P. Traviss, President and Chief Executive Officer, to facilitate the purchase of Voting Common Stock of the Company. The loan, which is interest free, is payable in monthly installments over a five-year period. The outstanding loan balance at February 28, 1997 was approximately $67,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.FINANCIAL STATEMENTS

  The following financial statements of Koppers Industries, Inc. are required to be filed by Part II, Item 8:

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Koppers Industries, Inc.
  Consolidated Financial Statements for the Years Ended December 31, 1996,
   1995 and 1994
    Report of Independent Auditors........................................  37
    Consolidated Statement of Operations for the Years Ended
     December 31, 1996, 1995 and 1994.....................................  38
    Consolidated Balance Sheet at December 31, 1996 and 1995..............  39
    Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994.....................................  41
    Consolidated Statement of Stockholders' Equity for the Years Ended
     December 31, 1996, 1995 and 1994.....................................  42
    Notes to Consolidated Financial Statements............................  43
Koppers Australia Pty. Limited
  Consolidated Financial Statements for the Years Ended June 30, 1995 and
   1996
    Report of Independent Auditors........................................  57
    Consolidated Profit and Loss Account for the Years Ended June 30, 1995
     and 1996.............................................................  58
    Consolidated Balance Sheet at June 30, 1995 and 1996..................  59
    Consolidated Statement of Cash Flows for the Years Ended June 30, 1995
     and 1996.............................................................  60
    Profit and Loss Account for the Years Ended June 30, 1995 and 1996....  61
    Balance Sheet at June 30, 1995 and 1996...............................  62
    Statement of Cash Flows for the Years Ended June 30, 1995 and 1996....  63
    Notes to and Forming Part of the Financial Statements.................  64

2.SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Schedule II Valuation and Qualifying Accounts..............................  85
  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not
   required under the related instructions or are inapplicable, and therefore have been omitted.

3.SEE EXHIBIT INDEX ON PAGE 83 HEREOF.

  (B)REPORTS ON FORM 8-K.

    The Company filed a Form 8-K on April 12, 1996 relating to (i) The purchase of the Coal Chemicals Business of Aristech Chemical Corporation, and (ii) The judgment rendered against the Company regarding litigation with Owens-Corning Fiberglas Corporation.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Koppers Industries, Inc.

  We have audited the consolidated financial statements and schedule of Koppers Industries, Inc. listed in the accompanying Index to Consolidated Financial Statements [Item 14]. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements present fairly, in all material respects, the consolidated financial position of Koppers Industries, Inc. at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
February 18, 1997

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands except per share figures)

                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1996      1995     1994
                                                   --------  -------- --------
Net sales......................................... $588,544  $525,730 $476,448
Operating expenses:
  Cost of sales...................................  496,062   440,746  407,533
  Depreciation and amortization...................   21,793    17,532   16,680
  Selling, general and administrative.............   27,545    27,604   24,068
  Restructuring charges...........................   15,513        --    2,458
                                                   --------  -------- --------
    Total operating expenses......................  560,913   485,882  450,739
                                                   --------  -------- --------
Operating profit..................................   27,631    39,848   25,709
  Equity in earnings of affiliates................    9,587     9,239    5,314
  Other income....................................       --       376      531
  Litigation charges..............................   12,623        --       --
                                                   --------  -------- --------
Income before interest expense and provision for
 income taxes.....................................   24,595    49,463   31,554
Interest expense..................................   16,636    15,060   13,620
                                                   --------  -------- --------
Income before income tax provision (benefit)......    7,959    34,403   17,934
Income tax provision (benefit)....................   (6,139)    9,963    5,017
                                                   --------  -------- --------
Income before extraordinary item..................   14,098    24,440   12,917
Extraordinary loss on early extinguishment of
 debt, net of income taxes........................       --        --   (1,815)
                                                   --------  -------- --------
Net income........................................   14,098    24,440   11,102
Payment-in-kind dividends on preferred stock......       --        --      944
                                                   --------  -------- --------
Net income applicable to common stock............. $ 14,098  $ 24,440 $ 10,158
                                                   ========  ======== ========
Earnings (loss) per share of common stock:
  Earnings before extraordinary item.............. $   1.47  $   2.36 $   1.13
  Extraordinary item..............................       --        --    (0.17)
                                                   --------  -------- --------
Earnings per share of common stock................ $   1.47  $   2.36 $   0.96
                                                   ========  ======== ========


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                             DECEMBER 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
ASSETS
Current assets:
  Cash................................................... $   1,526  $   1,618
  Accounts receivable less allowance for doubtful
   accounts of $164 in 1996 and $342 in 1995.............    72,229     57,583
  Inventories:
    Raw materials........................................    33,635     38,584
    Work in process......................................     3,168      2,419
    Finished goods.......................................    44,090     44,363
    LIFO reserve.........................................    (7,971)    (8,191)
                                                          ---------  ---------
      Total inventories..................................    72,922     77,175
  Deferred tax benefit...................................    10,927      5,896
  Other..................................................     2,662      1,732
                                                          ---------  ---------
      Total current assets...............................   160,266    144,004
Investments:
  Koppers Australia Pty. Limited.........................    37,561     30,223
  Tarconord..............................................    13,673     15,149
  Koppers Sherman-Abetong................................     4,139      3,669
                                                          ---------  ---------
      Total investments..................................    55,373     49,041
Fixed assets:
  Land...................................................     5,673      5,523
  Buildings..............................................    10,173      9,736
  Machinery and equipment................................   280,842    233,652
                                                          ---------  ---------
                                                            296,688    248,911
    Less: accumulated depreciation.......................  (123,468)  (102,388)
                                                          ---------  ---------
      Net fixed assets...................................   173,220    146,523
Other assets.............................................    22,321      9,387
                                                          ---------  ---------
      Total assets....................................... $ 411,180  $ 348,955
                                                          =========  =========


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                      (In thousands except shares figures)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $ 37,255  $ 33,237
  Payroll and compensation costs...........................   11,300     8,956
  Accrued liabilities......................................   26,874    12,716
  Current portion of term loan.............................    7,149     9,000
                                                            --------  --------
    Total current liabilities..............................   82,578    63,909
Long-term debt:
  Revolving credit.........................................   43,000    29,000
  Term loans...............................................   49,735    26,000
  Senior Notes.............................................  110,000   110,000
                                                            --------  --------
    Total long-term debt...................................  202,735   165,000
Deferred income tax........................................    6,904    12,788
Product warranty and insurance reserves....................   17,379    14,492
Accrued postretirement benefits obligation.................   15,675    12,275
Other......................................................    7,846     2,261
                                                            --------  --------
    Total liabilities......................................  333,117   270,725
Commitments and contingencies--See Note 11
Series B Junior Convertible Preferred Stock; 2,600 shares
 designated and issued; liquidation value of $100 per
 share.....................................................       --       260
Common stock subject to redemption.........................   23,957    23,715
Voting common stock, $.01 par value:
  10,000,000 shares authorized, 6,707,952 total shares
   issued in 1996 and 1995.................................       67        67
Non-voting common stock, $.01 par value:
  10,000,000 shares authorized, 3,628,200 total shares
   issued in 1996 and 2,338,200 in 1995....................       36        23
Capital in excess of par value.............................   11,675    12,964
Retained earnings..........................................   45,813    45,828
Cumulative translation adjustment..........................    2,181      (384)
Treasury stock, at cost, 1,531,511 shares in 1996 and
 1,433,961 shares in 1995..................................   (5,666)   (4,243)
                                                            --------  --------
    Total liabilities and stockholders' equity............. $411,180  $348,955
                                                            ========  ========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Cash provided by operating activities:
  Net income.....................................  $ 14,098  $ 24,440  $ 11,102
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................    21,793    17,639    16,884
    Deferred income taxes........................   (10,915)    3,835       349
    Equity income of affiliated companies, net of
     dividends received..........................    (3,767)   (6,568)   (3,902)
  Extraordinary loss on early extinguishment of
   debt..........................................        --        --     1,815
  Restructuring reserves.........................    14,990    (2,046)    2,046
  Increase in reserves...........................     5,086       955       677
  (Increase) decrease in working capital:
    Accounts receivable..........................    (4,626)   (5,774)    3,165
    Inventories..................................     9,281    (9,724)      841
    Accounts payable.............................    (5,433)   11,474    (2,323)
    Payroll and compensation costs...............      (710)    1,120     1,999
    Accrued liabilities..........................     5,985       766     4,924
    Other........................................    (1,038)     (841)    1,672
                                                   --------  --------  --------
      Net cash provided by operating activities..    44,744    35,276    39,249
                                                   --------  --------  --------
Cash used in investing activities:
  Acquisitions and related capital expenditures..   (39,517)  (34,948)       --
  Capital expenditures...........................   (21,717)  (15,193)  (16,326)
  Other..........................................       320      (202)      310
                                                   --------  --------  --------
      Net cash used in investing activities......   (60,914)  (50,343)  (16,016)
                                                   --------  --------  --------
Cash provided by (used in) financing activities:
  Borrowings of revolving credit.................   160,500   150,000   110,000
  Repayments of revolving credit.................  (146,500) (155,000) (126,000)
  Repayment of long term debt....................   (14,046)   (5,000)  (51,750)
  Proceeds from long term debt...................    35,930    25,000        --
  Proceeds from issuance of Senior Notes.........        --        --   110,000
  Retirement of preferred stock..................        --        --   (53,452)
  Payments of deferred financing costs...........    (1,217)       --    (5,425)
  Purchases of voting common stock...............    (3,247)   (1,637)   (3,820)
  Purchases of non-voting common stock...........   (12,250)       --        --
  Proceeds from exercise of warrants.............        --     2,667        --
  Dividends on common stock......................    (3,092)   (2,320)       --
                                                   --------  --------  --------
      Net cash provided by (used in) financing
       activities................................    16,078    13,710   (20,447)
                                                   --------  --------  --------
Net increase (decrease) in cash..................       (92)   (1,357)    2,786
Cash at beginning of year........................     1,618     2,975       189
                                                   --------  --------  --------
Cash at end of year..............................  $  1,526  $  1,618  $  2,975
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.....................................  $ 15,843  $ 15,135  $  9,551
    Income taxes.................................  $  2,315  $  7,399  $  3,692

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (In thousands, except shares figures)

                           SERIES B     COMMON                    NON-
                          CONVERTIBLE   STOCK             VOTING VOTING CAPITAL IN           CUMULATIVE
                           PREFERRED  SUBJECT TO  STOCK   COMMON COMMON EXCESS OF  RETAINED  TRANSLATION TREASURY
                             STOCK    REDEMPTION WARRANTS STOCK  STOCK  PAR VALUE  EARNINGS  ADJUSTMENT   STOCK
                          ----------- ---------- -------- ------ ------ ---------- --------  ----------- --------
Balance at December 31,
 1993...................     $ 260     $   800    $ 873    $67    $--    $ 8,789   $ 33,308    $(4,805)  $(1,368)
Net income to common
 stock
 for 1994...............        --          --       --     --     --         --     10,158         --        --
Foreign currency
 translation............        --          --       --     --     --         --         --      4,182        --
Net change in common
 stock subject to
 redemption.............        --      14,650       --     --     --     (1,767)   (12,883)        --        --
Redemption of preferred
 stock..................        --          --       --     --     --         --      3,756         --        --
Options exercised, stock
 purchased and retired,
 12,768 shares..........        --          --       --     --     --         --       (342)        --        --
Treasury stock
 purchases,
 65,796 shares..........        --          --       --     --     --         --         --         --    (2,084)
Redemption of voting
 common stock...........        --          --       --     --     --       (147)    (1,247)        --        --
                             -----     -------    -----    ---    ---    -------   --------    -------   -------
Balance at December 31,
 1994...................       260      15,450      873     67     --      6,875     32,750       (623)   (3,452)
Net income to common
 stock
 for 1995...............        --          --       --     --     --         --     24,440         --        --
Foreign currency
 translation............        --          --       --     --     --         --         --        239        --
Net change in common
 stock subject to
 redemption.............        --       8,265       --     --     --         --     (8,265)        --        --
Options exercised, stock
 purchased and retired,
 15,583 shares..........        --          --       --     --     --         --       (435)        --        --
Treasury stock
 purchases,
 53,671 shares..........        --          --       --     --     --         --         --         --    (1,707)
Treasury stock sales,
 27,451 shares..........        --          --       --     --     --         --         --         --       916
Warrants exercised,
 799,950 shares.........        --          --     (873)    --     23      6,158         --         --        --
Common stock repurchased
 and retired, 61,650
 shares.................        --          --       --     --     --        (69)      (342)        --        --
Dividends on common
 stock, net of equity
 interest...............        --          --       --     --     --         --     (2,320)        --        --
                             -----     -------    -----    ---    ---    -------   --------    -------   -------
Balance at December 31,
 1995...................       260      23,715       --     67     23     12,964     45,828        384    (4,243)
Net income to common
 stock
 for 1996...............        --          --       --     --     --         --     14,098         --        --
Foreign currency
 translation............        --          --       --     --     --         --         --      2,565        --
Net change in common
 stock subject to
 redemption.............        --         242       --     --     --         --       (242)        --        --
Options exercised, stock
 purchased and retired,
 54,062 shares..........        --          --       --     --     --         --       (485)        --        --
Treasury stock
 purchases, 292,433
 shares.................        --          --       --     --     --        420         --         --    (3,835)
Treasury stock sales,
 194,883 shares.........        --          --       --     --     --         --         --         --     2,412
Conversion of Series B
 Preferred Stock........      (260)         --       --     --     23        237         --         --        --
Non-voting common stock
 repurchased and
 retired, 1,050,000
 shares.................        --          --       --     --    (10)    (1,946)   (10,294)        --        --
Dividends on common
 stock, net of equity
 interest...............        --          --       --     --     --         --     (3,092)        --        --
                             -----     -------    -----    ---    ---    -------   --------    -------   -------
Balance at December 31,
 1996...................     $  --     $23,957    $  --    $67    $36    $11,675   $ 45,813    $ 2,181   $(5,666)
                             =====     =======    =====    ===    ===    =======   ========    =======   =======

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Koppers Industries, Inc. (the "Company") is an integrated producer of carbon compounds and treated wood products for use in a variety of industrial applications. The Company's Carbon Materials & Chemicals division is a supplier of carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes. Carbon Materials & Chemicals also produces several by-products, including creosote, a chemical preservative used to pressure treat wood for the railroad and utility markets; phthalic anhydride, used in the production of plasticizers and polyester resins; and roofing pitch, or bitumen, used in the manufacture of built-up roofing systems. The Company's Railroad & Utility Products division treats railroad crossties, utility poles and pilings with preservatives for various uses. The Company's Coke Products division produces foundry and furnace coke for sales to steel mill blast furnaces and foundries; and coke by-products, including coal tars, gases, oils and chemicals for sale to other industrial operations.

 Basis of Financial Statements

  The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

  The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income.

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Inventories

  Carbon Materials & Chemicals and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out ("LIFO") basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. Carbon Materials & Chemicals and Railroad & Utility Products inventories constituted approximately 90% of total first-in, first-out ("FIFO") inventory value at December 31, 1996.

 Revenue Recognition

  The Company recognizes revenue from product sales at the time of shipment.

 Investments

  Following is a combined financial summary of the equity investments of the Company for their respective years ended 1996, 1995 and 1994. The fiscal year end for Koppers Australia Pty. Limited is June 30 and, accordingly, the equity numbers reflected in the table will not equal the amounts shown in the financial statements.

                                                        1996     1995     1994
                                                      -------- -------- --------
   Net Sales......................................... $266,439 $203,639 $166,652
   Operating Profit..................................   32,126   28,303   16,980
   Net Income........................................   21,530   19,154   11,901
   Equity in Earnings................................   10,765    9,577    5,951
   Current Assets....................................   94,058   88,776   68,679
   Total Assets......................................  201,310  171,550  152,519
   Current Liabilities...............................   55,077   41,437   27,721
   Non-Current Liabilities...........................   33,405   23,951   30,451
   Net Assets........................................  112,828  106,162   94,347

                           KOPPERS INDUSTRIES, INC.

  The following describes activity related to the Company's significant equity investments for the years ended December 31:

KOPPERS AUSTRALIA PTY. LIMITED ("KOPPERS AUSTRALIA")

  The Company holds a 50% investment in Koppers Australia, which has carbon materials, wood treating and wood preservation operations.

                                                EQUITY INCOME DIVIDENDS RECEIVED
                                                ------------- ------------------
   1996........................................  $6,540,000       $2,769,000
   1995........................................   4,998,000          712,000
   1994........................................   3,614,000          360,000

TARCONORD A/S ("TARCONORD")

  The Company owns a 50% equity interest in Tarconord, a carbon materials operation headquartered in Denmark, with operations in Denmark and the United Kingdom.

                                                EQUITY INCOME DIVIDENDS RECEIVED
                                                ------------- ------------------
   1996........................................  $1,577,000       $2,430,000
   1995........................................   3,139,000          731,000
   1994........................................     738,000          562,000

KOPPERS/SHERMAN-ABETONG PARTNERSHIP ("KSA")

  The Company holds a 50% investment in KSA, a concrete crosstie operation located in Ohio.

                                                EQUITY INCOME DIVIDENDS RECEIVED
                                                ------------- ------------------
   1996........................................  $1,470,000       $1,000,000
   1995........................................   1,102,000        1,500,000
   1994........................................     962,000          500,000

  The Company is guarantor on KSA debt in the amount of $1.9 million at December 31, 1996.

 Depreciation and amortization

  Buildings, machinery, and equipment are recorded at purchased cost and depreciated over their estimated useful lives (5 to 20 years) using the straight-line method.

  Effective July 1, 1994 the Company extended the estimated useful lives of certain fixed assets to conform to the Company's actual experience with fixed asset lives. This change resulted in a reduction to depreciation expense for 1994 of approximately $1.35 million.

 Accrued insurance

  The Company is self-insured for property, casualty and workers' compensation insurance up to various stop loss coverages. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

 Research and Development

  Research and development costs, which are included in selling, general and administrative expenses, amounted to $1.0 million for 1996, and $0.9 million for both 1995 and 1994.

                           KOPPERS INDUSTRIES, INC.

 Reclassification

  Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassification had no effect on net income.

 Impact of Recently Issued Accounting Standards

  In March 1995 the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long- lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996 and the effect of adoption was not material.

2.RESTRUCTURING CHARGES

  The restructuring charges of $15.5 million for 1996 include $6.5 million for the closing of a tar distillation facility in Houston, Texas; $0.9 million related to the closing of a refractory materials facility in Carrollton, Ohio; $5.4 million related to the idling of part of the coke operations at the Company's Woodward, Alabama coke facility; $2.6 million for severance charges; and $0.1 million for other.

  The total restructuring charges consist of the following cash and non-cash charges (in millions):

Non-cash
  Write-downs of equipment................................................. $4.1
Cash
  Dismantling and tank cleaning............................................ $3.6
  Severance................................................................ $3.3
  Other.................................................................... $4.5

  At December 31, 1996 approximately $0.5 million of the total cash charges had been expended with the remainder to be expended in 1997.

  Results for 1994 included a $2.5 million charge related to a voluntary severance plan initiated by the Company as part of a general corporate restructuring. The total charge reflected salaries and benefits for 55 participating employees.

3.ACQUISITIONS

  In March 1995, the Company acquired a wood treating plant and certain assets located in Somerville, Texas (the "Somerville Facility") for $9.8 million. In April 1995, the Company acquired a coke plant and certain assets located in Monessen, Pennsylvania (the "Monessen Facility") for $5 million. The Somerville Facility began production in April 1995, and the Monessen Facility began production in November 1995. Both were accounted for as purchases, and results of operations have been included since the dates of acquisition. The pro forma effect of these acquisitions on the 1995 and 1994 results of the Company was not material.

  On April 1, 1996, the Company purchased a tar distillation plant and certain assets located in Clairton, Pennsylvania for a cash purchase price of approximately $40 million and the assumption of approximately $8 million of liabilities, primarily for employee benefits, tank cleaning and dismantling of idle equipment. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the Company's consolidated financial statements. The excess purchase price over fair value of the net tangible assets acquired was approximately $12 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years.

                           KOPPERS INDUSTRIES, INC.

  The following table represents the pro forma results of the Company as if the Clairton acquisition had taken place on January 1, 1995:

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                        1996             1995
                                                --------------------------------
                                                (Millions except shares figures)
   Revenues (as reported)......................          $588.5           $525.7
   Revenues (pro forma)........................           604.7            590.1
   Net income (as reported)....................            14.1             24.4
   Net income (pro forma)......................            14.7             27.5
   Earnings per share (as reported)............            1.47             2.36
   Earnings per share (pro forma)..............           $1.52            $2.65
   Average shares outstanding..................       9,619,713       10,376,658

4.DEBT

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1996     1995
                                                               -------- --------
                                                                (In thousands)
   Revolving credit........................................... $ 43,000 $ 29,000
   Term loans.................................................   56,884   35,000
   Senior Notes...............................................  110,000  110,000
                                                               -------- --------
                                                               $209,884 $174,000
                                                               ======== ========

  In March 1996 the Company's existing credit agreement with Mellon Bank, N. A., as agent, along with a syndicate of other lenders, was amended (the "Amended and Restated Credit Agreement") to increase the revolving credit facility (the "Revolving Credit Facility") to $100 million from $75 million, which includes letters of credit subject to an aggregate sublimit of $15 million. Proceeds from this facility were used to repay the remaining $10 million term loan which had originated in February 1994. A new term loan was also established in the amount of $35 million for the purchase of the tar distillation plant and certain other assets from Aristech Chemical Corporation (the "Clairton Term Loan"), with repayments of $17.5 million due for both 2000 and 2001.

  The Revolving Credit Facility provides for revolving credit loans up to $100 million, based upon a percentage of accounts receivable and inventory, until March 18, 2001. Commitment fees ranging from 0.2% to 0.375% per annum on the unborrowed amounts are required. The notes provide for interest at variable rates. At December 31, 1996, the effective interest rate on the Revolving Credit Facility was 6.9%, and the average rates during the years ended December 31, 1996 and 1995 were 6.9% and 8.5%, respectively.

  In March 1995 the Company entered into a standby term loan agreement (as amended in March 1996, the "Amended Somerville/Monessen Loan Agreement") to finance the acquisitions and improvements of the Monessen coke plant and the Somerville wood treating plant. The agreement provided for a $14 million term loan for the Monessen plant and an $11 million term loan for the Somerville plant. The balance on the loan requires repayments of $7 million in 1997, $9 million in 1998, and $5 million in 1999.

  The term loans under the Amended Somerville/Monessen Loan Agreement provide for interest at variable rates. At December 31, 1996 the effective rate on the term loans was 6.3%. The average rates on the term loans for the years ended December 31, 1996 and 1995 were 6.8% and 9.3%, respectively.

  Substantially all of the Company's current assets (including accounts receivable and inventories), as well as the fixed assets of Carbon Materials & Chemicals, are pledged as collateral for the credit facilities established under the Amended and Restated Credit Agreement, the Amended
Somerville/Monessen Loan Agreement and the Clairton Term Loan (collectively, the "Bank Credit Facilities").

                           KOPPERS INDUSTRIES, INC.

  The Bank Credit Facilities contain certain covenants which limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios. While in the past the Company has been able to obtain waivers from these covenants to complete acquisitions and consents to exclude certain items from the calculation of such ratios in order to avoid such events of default, there can be no assurance that such waivers or consents will be obtained in the future and therefore these restrictive covenants may limit the ability of the Company to expand through acquisitions and may give rise to events of default on the Bank Credit Facilities and adversely affect the Company's liquidity.

  On February 10, 1994 the Company issued $110 million of 8.5% Senior Notes maturing in 2004 to refinance existing indebtedness and to redeem $53.5 million of preferred stock (the "Refinancing"). Semiannual interest payments to the Note holders are due every February 1 and August 1.

  At December 31, 1996 the aggregate debt maturities for the next five years are as follows:

   1997............................................................. $ 7,148,620
   1998............................................................. $ 9,151,618
   1999............................................................. $ 5,154,678
   2000............................................................. $17,592,441
   2001............................................................. $60,500,000

  The prepayment of debt on February 10, 1994 resulted in an extraordinary loss of $1.8 million on a net-of-tax basis, comprised of write-offs of $1.9 million of original issue discount and $1.5 million of deferred financing costs, net of a reduction of $1.6 million in put warrant liability. Deferred financing costs associated with the refinancing totaled $5.3 million and are being amortized over the life of the related debt.

  Deferred financing costs (net of accumulated amortization of $2.4 million at December 31, 1996, $1.6 million at December 31, 1995 and $0.8 million at December 31, 1994) were $4.4 million, $4.3 million and $4.8 million at December 31, 1996, 1995 and 1994, respectively, and are included in other assets.

  At December 31, 1996, the Company had $8.5 million of standby letters of credit outstanding, with terms ranging from one to two years.

5.STOCK ACTIVITY

  In May 1996 the Company's Board of Directors declared a three-for-one stock split to stockholders of record effective May 23, 1996. The effect of the stock split has been applied retroactively in the audited financial statements of the Company.

  In March 1996, Cornerstone-Spectrum, Inc. exercised its option to convert all of the Series B Convertible Preferred Stock into 2,340,000 shares of non-voting common stock of the Company. Subsequent to the exercise, the Company purchased and retired 1,050,000 shares of non-voting common stock of the Company in equal amounts from Cornerstone-Spectrum, Inc. and APT Holdings Corporation, a wholly owned subsidiary of Mellon Bank Corporation, the parent of Mellon Bank, N.A. The effect of the purchase on stockholders' equity was to decrease retained earnings and capital in excess of par value by $10.3 million and $1.9 million, respectively.

                           KOPPERS INDUSTRIES, INC.

  Warrants held by lenders to purchase 2,399,850 shares of non-voting common stock in connection with previous debt financings of the Company were exercised during 1995 for $1.11 each. The Company repurchased and retired 61,650 of these shares for $0.4 million. The effect of the exercise of the remaining 2,338,200 warrants resulted in a reduction to put warrant liability of $2.6 million and a reduction in equity warrants of $0.9 million. Total stockholders' equity was increased by $5.2 million as a result of the exercise of warrants. There were no warrants outstanding at December 31, 1996.

  All outstanding Series A preferred shares were redeemed in the amount of $53.5 million in February 1994 by the Company, using a portion of the proceeds from the Refinancing. In 1994 prior to the redemption the Company accrued additional Series A dividends of $0.9 million.

  In prior years the Company recorded payments to a subsidiary of Koppers Australia, KAP Investments, Inc. ("KAP") on the Series A Exchangeable Preferred Stock held by KAP as paid-in-kind dividends. A portion of these payments represented an additional investment by the Company in KAP, as opposed to a dividend which would have been eliminated under equity accounting. Accordingly, in connection with the redemption of the Series A Exchangeable Preferred Stock in February 1994, the investment in KAP was increased by $3.75 million, with a related increase to retained earnings. The effect on earnings available to common stock and earnings per common share over the period from 1988 through the redemption date in 1994 is not material in any individual year.

  Treasury stock includes 1,125,000 shares held by KAP to reflect the Company's 50% ownership interest therein.

6.COMMON STOCK SUBJECT TO REDEMPTION

  The Company has a stockholders' agreement (the "Stockholders' Agreement") in place which requires the Company, subject to cash payment limitations under the terms of existing debt covenants, to redeem certain shares of common stock owned by members of management upon a "termination event" relative to a management employee. A termination event is defined as retirement, death, disability or resignation. At December 31, 1996 and 1995 the maximum redemptions which could be paid under the Stockholders' Agreement were $24.0 million and $23.7 million, respectively. The value of shares subject to redemption under the terms of the Stockholders' Agreement is segregated from other common stock on the face of the balance sheet. There were approximately
1.7 million and 2.0 million shares of voting common stock at December 31, 1996 and 1995, respectively, subject to the provisions of the Stockholders' Agreement. The Stockholders' Agreement expires on December 28, 1998, or upon an initial public offering (IPO) of common stock in which more than 35% of the post-IPO voting common stock is sold, whichever is earlier.

  The aggregate redemption amounts under the Stockholders' Agreement for the next three years based on termination events which have already occurred are as follows:

   1997............................................................ $1.9 million
   1998............................................................ $0.8 million
   1999............................................................ $0.2 million

7.BENEFIT PLANS

  Pension--The Company has established benefit plans for its salaried employees and is the sponsor of single employer defined benefit plans for the hourly employees. Benefits under the plans are based upon employees' compensation and years of service.

                           KOPPERS INDUSTRIES, INC.

  The funded status of the pension plans is as follows:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (In thousands)
Actuarial present value of benefit obligation:
  Vested benefits............................................. $46,080  $42,025
  Non-vested benefits.........................................   4,416    2,949
                                                               -------  -------
  Accumulated benefit obligation..............................  50,496   44,974
  Effect of future wage increases.............................   4,903    4,548
                                                               -------  -------
  Projected benefit obligation................................  55,399   49,522
Plan assets at fair value.....................................  52,297   46,306
                                                               -------  -------
Plan assets less than projected benefit obligation............  (3,102)  (3,216)
Unrecognized prior service costs..............................     453      324
Unrecognized net loss.........................................   2,758    4,695
                                                               -------  -------
Prepaid pension costs (net of liabilities provided)........... $   109  $ 1,803
                                                               =======  =======

  The components of pension expense are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                      1996      1995      1994
                                                   --------  --------  --------
                                                         (In thousands)
Service cost-benefits earned during the year...... $  3,121  $  2,176  $  2,273
Interest cost on projected benefit obligation.....    4,037     3,252     2,951
(Gain) loss on plan assets........................   (5,433)   (9,969)    1,347
Other.............................................      868     6,861    (4,658)
                                                   --------  --------  --------
                                                   $  2,593  $  2,320  $  1,913
                                                   ========  ========  ========

  In determining the projected benefit obligation for funded status purposes, discount rates of 7.5% and 7.25% were used for December 31, 1996 and 1995, respectively. In 1996 and 1995, the assumed increase in future compensation was 4% for salaried employees and 3.5% for hourly employees. The long-term rate of return on plan assets is assumed to be 9% annually. Plan assets consist of common stock, fixed income securities and short-term investments. The Company funds the plans currently based on ERISA requirements. The change in the discount rate in 1996 decreased the accumulated benefit obligation by approximately $1.4 million. The net increase in the accumulated benefit obligation reflects the additional liabilities assumed by the Company as the result of acquisitions.

  Postretirement Benefits--The Company sponsors a defined postretirement benefit plan to provide medical and life insurance benefits to employees who retire after attaining the required years of service with the Company, including their spouses. Medical benefits are provided through a comprehensive indemnity plan and community-rated health maintenance organizations.

  Currently, the Company pays a portion of the cost of such plans, but reserves the right to modify cost-sharing provisions in the future. Life insurance benefits are based primarily on the employee's compensation and are also partially paid for by retiree contributions, which vary based upon coverage chosen by the retiree.

  In determining the accumulated postretirement benefit obligation at December 31, 1996 and 1995, the Company used discount rates of 7.5% and 7.25%, respectively. Inflation factors for the different types of medical costs were assumed to range from 8.0% to 10.6% for 1997 and to decrease gradually to 6.7% per year within 11 years.

                           KOPPERS INDUSTRIES, INC.

  The following summarizes the Company's accrued obligation:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                               (In thousands)
   Accumulated postretirement benefit obligation:
     Active employees........................................  $12,318  $ 9,920
     Retired employees.......................................    1,841    1,571
                                                               -------  -------
       Total.................................................   14,159   11,491
   Plan assets...............................................       --       --
                                                               -------  -------
   Accumulated postretirement benefit obligation in excess of
    plan assets..............................................   14,159   11,491
   Unrecognized prior service cost...........................    2,853    2,979
   Unrecognized net gain.....................................   (1,286)  (2,063)
                                                               -------  -------
       Accrued postretirement benefit obligation.............  $15,726  $12,407
                                                               =======  =======

  Net periodic postretirement benefit cost includes the following components:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (In thousands)
   Service cost................................... $    474  $    345  $    410
   Interest cost..................................      798       739       747
   Net amortization and deferrals.................     (313)     (368)     (192)
                                                   --------  --------  --------
   Net periodic postretirement benefit cost....... $    959  $    716  $    965
                                                   ========  ========  ========

  An increase of 1% in the assumed medical cost inflation rate as of the beginning of the projection period would increase the accumulated postretirement benefit obligation by 9.2% and would increase the net postretirement benefit cost by 12.6%.

  Incentive Plan--The Company has established a management incentive plan based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this plan was $2.9 million in 1996, $4.1 million in 1995, and $2.2 million in 1994. For incentive related to 1995 and 1996 results, participating employees may elect to receive up to 50% of their incentive compensation in voting common stock of the Company.

  Employee Savings Plan--The Company has established an employee savings plan for all eligible salaried employees that conforms to Section 401(k) of the Internal Revenue Code. Under the plan, participating employees can elect to contribute up to 16% of their salaries with a regular Company matching contribution equivalent to 100% of the first 1% plus 50% of the next 2% of tax-saver contributions.

  The Company's regular contributions amounted to $0.6 million in 1996 and 1995, and $0.4 million in 1994. The Company may also make a supplemental contribution at the end of each plan year subject to Board approval. Supplemental contributions of $0.5 million, $1.1 million and $0.2 million were made in 1996, 1995 and 1994, respectively. Effective in January 1995, all regular and supplemental matching contributions have been made in voting common stock of the Company held in Treasury.

                            KOPPERS INDUSTRIES, INC.

8.INCOME TAXES

  Components of the Company's income tax (benefit) provision are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1996     1995    1994
                                                      --------  ------- -------
                                                           (In thousands)
   Current
     Federal......................................... $  3,904  $ 5,133 $ 3,707
     State and foreign...............................      872      995     961
                                                      --------  ------- -------
      Total current tax provision....................    4,776    6,128   4,668
   Deferred
     Federal.........................................   (9,965)   3,592     632
     State...........................................     (950)     243    (283)
                                                      --------  ------- -------
      Total deferred tax (benefit) provision.........  (10,915)   3,835     349
                                                      --------  ------- -------
   Total income tax (benefit) provision.............. $ (6,139) $ 9,963 $ 5,017
                                                      ========  ======= =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities (including deferred items reflected as extraordinary loss) are as follows:

                                                             DECEMBER 31,
                                                            ----------------
                                                             1996     1995
                                                            -------  -------
                                                              (In thousands)
   Deferred tax assets:
     Alternative minimum tax credits....................... $ 5,022  $ 1,288
     OPEB obligation.......................................   6,237    4,892
     Reserves, including insurance and product warranty....  14,584    6,999
     Book/tax inventory accounting.........................   1,963    2,133
     Accrued vacation pay..................................   1,292    1,254
     Other.................................................   2,463    2,073
                                                            -------  -------
      Total deferred tax assets............................  31,561   18,639
                                                            -------  -------
   Deferred tax liabilities:
     Tax over book depreciation............................  25,184   23,751
     Other.................................................   2,354    1,780
                                                            -------  -------
      Total deferred tax liabilities.......................  27,538   25,531
                                                            -------  -------
        Net deferred tax (assets) liabilities.............. $(4,023) $ 6,892
                                                            =======  =======

  The (benefit) provision for income taxes is reconciled with the federal statutory rate as follows:

                                                             1996    1995  1994
                                                             -----   ----  ----
   Federal..................................................  35.0%  35.0% 35.0%
     State, net of federal tax benefit......................  (3.7)   2.1   3.2
     Equity earnings of foreign affiliates.................. (35.7)  (8.3) (8.5)
     Foreign taxes..........................................  10.0    0.4   0.6
     Section 29 credits..................................... (87.9)    --    --
     Other..................................................   5.2   (0.2) (2.3)
                                                             -----   ----  ----
                                                             (77.1)% 29.0% 28.0%
                                                             =====   ====  ====

                           KOPPERS INDUSTRIES, INC.

  The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 1996 consolidated retained earnings of the Company included approximately $27 million of undistributed earnings from these investments.

  The Company began earning non-conventional fuels credits on coke production at the Monessen Facility during 1996. Credits earned during the period were approximately $7 million.

  The Company has an alternative minimum tax credit carryforward of approximately $5 million. The credit has no expiration date.

9.EARNINGS PER SHARE

  Earnings per share have been computed on the basis of the average number of common shares outstanding. Earnings per share assume that all granted warrants and options were exercised with proceeds used to repurchase shares of common stock at average market value. Shares held by KAP have been reduced to reflect the Company's 50% ownership interest therein.

  For purposes of determining earnings per share, all Series B Junior Convertible Preferred Stock is assumed to have been converted into non-voting common stock.

  Weighted-average common stock considered to be outstanding:

                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1996       1995       1994
                                                 --------- ---------- ----------
Voting common stock............................  5,290,151  5,351,907  5,545,230
Non-voting common stock (includes conversion of
 Series B Convertible Preferred Stock).........  3,867,749  4,678,200  2,340,000
Common stock equivalents.......................    461,813    346,551  2,685,741
                                                 --------- ---------- ----------
                                                 9,619,713 10,376,658 10,570,971
                                                 ========= ========== ==========

  Common shares outstanding have been computed assuming the exercise of warrants and management stock options, using the treasury stock method.

10.STOCK OPTIONS

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants.

  The pro forma effect on net income and earnings per share for 1996 and 1995 of the fair value method required by Statement No. 123, "Accounting for Stock-Based Compensation" is immaterial. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 6%; dividend yield of 2.7%; volatility factor of.18; and an expected life of the option of 10 years.

  As of December 31, 1996, the Company's Board of Directors has awarded options to purchase a total of 802,800 shares of voting common stock to certain key executives, at various exercise prices. All options granted have 10 year terms and vest and become fully exercisable at the end of three years of continued employment.

                           KOPPERS INDUSTRIES, INC.

  A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                   1996                    1995                    1994
                          ----------------------- ----------------------- -----------------------
                                     WEIGHTED-               WEIGHTED-               WEIGHTED-
                          OPTIONS     AVERAGE     OPTIONS     AVERAGE     OPTIONS     AVERAGE
                          (000)   EXERCISED PRICE (000)   EXERCISED PRICE (000)   EXERCISED PRICE
                          ------- --------------- ------- --------------- ------- ---------------
Outstanding at beginning
 of year................    705         $ 4          639        $ 3         678         $ 3
Granted.................     --          --          113         11          --          --
Exercised...............    (54)          2          (47)         1         (38)          2
Forfeited...............     (1)         11           --         --          (1)          4
Outstanding at end of
 year...................    650         $ 4          705        $ 4         639         $ 3
Exercisable at end of
 year...................    590         $ 4          607        $ 3         545         $ 3
Weighted-average fair
 value of
 options granted during
 the year...............     --                    $2.84                     --

  Exercise prices for options outstanding as of December 31, 1996 ranged from $1.11 to $10.56, and the weighted-average remaining contractual life of those options was 5.1 years.

11.COMMITMENTS AND CONTINGENCIES

 Environmental Indemnity and Guarantee

  The facilities of the Company are subject to a number of federal, state and local laws and regulations governing, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. These laws and regulations are subject to frequent amendment. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. In addition, it is possible that the Company may face third-party claims for cleanup or for injuries resulting from contamination. Under the terms of the asset purchase agreement among the management investors, Beazer Inc. and Koppers Australia at the formation of the Company in 1988 (the "Asset Purchase Agreement") Beazer East, Inc. ("Beazer East") assumed the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as third-party claims arising from such past contamination (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the indemnity pursuant to a guarantee (the "Guarantee"). However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, the Company may not have sufficient resources to meet such liabilities.

  Beazer East has adhered to the terms of the Indemnity agreement and is actively fulfilling its obligations to conduct investigative and remedial programs at the properties which the Company acquired from Beazer East in accordance with the requirements of regulatory authorities. The Indemnity is not applicable to sites acquired since the formation of the Company, for which separate indemnifications have been negotiated where appropriate. At the properties which the Company acquired subsequent to the acquisition of the Beazer East properties, all remedial actions are being performed in accordance with applicable regulations and all indemnification obligations are being honored.

  Beazer East and Beazer Limited are indirect subsidiaries of Hanson PLC. The largest and smallest group in which the results of these companies are consolidated is that headed by Hanson PLC. Beazer East is an operating company which had revenues of approximately $600 million for each of the last three fiscal years ended September 28, 1996 and had total assets of $1.7 billion as of September 28, 1996. The Beazer East unaudited consolidated balance sheet at September 28, 1996 reflects negative net worth of $64 million (including

                           KOPPERS INDUSTRIES, INC.

an intercompany liability of $1.4 billion). This negative net worth is in large measure the result of the adoption of SFAS 121 which resulted in pre-tax charges for asset write downs of $4.4 billion during fiscal year 1996. Furthermore, Beazer East had a negative cash flow from operations in the fiscal year ended September 28, 1996 and required funding from other Hanson subsidiaries to meet its obligations. According to the Directors' Report and draft accounts for the year ended September 30, 1996 Beazer Limited is a holding company. While the balance sheet at September 30, 1996 expects to show a negative shareholder funds balance of (Pounds)10.4bn, the accounts are prepared under the going concern concept because a fellow subsidiary undertaking provides financial support to enable Beazer Limited to meet its liabilities as they fall due. The Company has been informed that Beazer East and Beazer Limited will remain wholly-owned indirect subsidiaries of Hanson PLC. Management believes that Beazer East and Beazer Limited will continue to fulfill their obligations as they have for the last 8 years.

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitment under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company has been informed by Beazer East that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $13 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition and results of operations of the Company. Furthermore, if the Company were required to record a contingent liability in respect of matters covered by the Indemnity on its balance sheet the result could be that the Company would have significant negative net worth.

  In addition, Beazer East is presently defending certain toxic tort actions arising from the pre-Closing operation of assets which the Company acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

 Other Environmental Matters

  The Jefferson County Department of Health ("Jefferson County") issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward, Alabama coke facility (the "Woodward Facility") during the period May 26, 1992 through March 1, 1996. The Company and Jefferson County are currently negotiating a settlement agreement, pursuant to which the Company might be required to install monitoring and control equipment and institute operational changes. The present draft of the settlement agreement also proposes that the Company pay a civil penalty in the amount of $300,000, although the Company has not agreed to such amount. In addition, the Company has decided that it will permanently shut down Batteries No. 4A and No. 4B and idle one-half of Battery No. 5 at the Woodward Facility, resulting in a loss of approximately one-third of the production capacity. Recently, the United States Environmental Protection Agency ("EPA") sent a notice of violation to the Company covering the same issues that are being addressed in the settlement agreement negotiations. There can be no assurance that the resolution of this matter, including additional actions or penalties that might be required by the EPA, if any, will not have a material adverse effect on the business, financial condition and results of operations of the Company.

  The Company recently discovered that certain benzene abatement equipment at the Company's Woodward Facility has not been operational for several months. Following a preliminary investigation the Company also discovered that certain reports and records contained incomplete and inaccurate information and that certain reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities. Counsel and independent investigators have been retained to conduct a complete and thorough investigation. While the Company believes that the costs to repair

                           KOPPERS INDUSTRIES, INC.

emissions from coke oven batteries at the Company's Woodward, Alabama coke facility (the "Woodward Facility") during the period May 26, 1992 through March 1, 1996. The Company and Jefferson County are currently negotiating a settlement agreement, pursuant to which the Company might be required to install monitoring and control equipment and institute operational changes. The present draft of the settlement agreement also proposes that the Company pay a civil penalty in the amount of $300,000, although the Company has not agreed to such amount. In addition, the Company has decided that it will permanently shut down Batteries No. 4A and No. 4B and idle one-half of Battery No. 5 at the Woodward Facility, resulting in a loss of approximately one-third of the production capacity. Recently, the United States Environmental Protection Agency ("EPA") sent a notice of violation to the Company covering the same issues that are being addressed in the settlement agreement negotiations. There can be no assurance that the resolution of this matter, including additional actions or penalties that might be required by the EPA, if any, will not have a material adverse effect on the business, financial condition and results of operations of the Company.

  The Company recently discovered that certain benzene abatement equipment at the Company's Woodward Facility has not been operational for several months. Following a preliminary investigation the Company also discovered that certain reports and records contained incomplete and inaccurate information and that certain reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities. Counsel and independent investigators have been retained to conduct a complete and thorough investigation. While the Company believes that the costs to repair such equipment will not exceed $300,000, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third party litigation and there can be no assurances that the resolution of these matters will not have a material adverse effect on the business, financial condition and results of operations of the Company.

  The Pennsylvania Department of Environmental Protection ("PADEP") recently issued a notice of violation alleging that the boilers at the Monessen Facility are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company is currently installing additional equipment, modifying existing equipment and investigating additional methods to improve boiler performance. If these measures are not successful, the Company may have to install post-combustion control equipment. Resolution of the matter could have a negative effect on the business, financial condition and results of operations of the Company.

 Litigation Settlements

  The Company settled litigation with CSX Transportation, Inc. ("CSX") related to a Complaint served by CSX on May 24, 1996 which alleged that the Company failed to fulfill environmental obligations under two contracts executed by CSX and the Company's predecessor in 1988 and performed by the Company. The Complaint also sought reimbursement of any damages incurred in connection with a 1992 lawsuit filed by Beazer East against CSX in which Beazer East sought contribution for environmental cleanup at certain facilities including some presently owned by the Company. The settlement agreement requires the Company to pay certain amounts in each of the next five years. The Company has recorded a $2.5 million charge to pretax earnings in the fourth quarter of 1996 as a result of the agreement.

  On October 4, 1996 the Company settled litigation with Owens-Corning Fiberglas Corporation ("OCF") which involved matters which occurred before the Company came into existence. The case went to trial in early 1996 and, in April 1996 resulted in a jury verdict against the Company for $10.3 million plus legal fees and claims for pre-trial and post-trial interest. The Company entered into a confidential settlement with OCF under which the Company paid $12.7 million, in settlement of all claims. The charge to earnings for 1996 for the settlement and related legal fees was $10.2 million, as $3 million had been provided for previously.

                            KOPPERS INDUSTRIES, INC.

                                  BUSINESS SEGMENTS
                           --------------------------------
                              CARBON    RAILROAD
                            MATERIALS   & UTILITY   COKE
                           & CHEMICALS  PRODUCTS  PRODUCTS  CORPORATE   TOTAL
                           ------------ --------- --------- ---------- --------
                                              (In thousands)
YEAR ENDED DECEMBER 31,
 1995:
Net sales.................   $197,434   $248,212   $80,084   $    --   $525,730
Operating profit..........     27,358     22,621        33   (10,164)    39,848
Identifiable assets.......     98,334    121,162    70,824    58,635    348,955
Depreciation and
 amortization.............      6,694      5,832     4,132       874     17,532
Capital expenditures......      7,623     16,229    26,289        --     50,141
YEAR ENDED DECEMBER 31,
 1994:
Net sales.................   $164,489   $239,596   $72,363   $    --   $476,448
Operating profit..........     17,019     16,203     2,627   (10,140)    25,709
Identifiable assets.......     90,578    105,594    45,501    52,520    294,193
Depreciation and
 amortization.............      6,739      4,989     4,111       841     16,680
Capital expenditures......      8,729      4,998     2,599        --     16,326

  Intersegment sales of $13.9 million, $12.1 million and $12.8 million have been eliminated in 1996, 1995 and 1994, respectively, from the schedule of segment information.

  Sales to LTV Steel Company, Inc. by the Coke Products business amounted to 10.8% of the Company's total net sales for 1996.

13.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995:

                          1ST QUARTER   2ND QUARTER    3RD QUARTER   4TH QUARTER
                         -------------- ------------- ------------- -------------
                          1996    1995   1996   1995   1996   1995   1996   1995
                         ------  ------ ------ ------ ------ ------ ------ ------
                                 (In millions, except per share figures)
Net sales............... $126.7  $122.2 $156.9 $135.6 $159.9 $140.9 $145.0 $127.0
Operating profit........    4.2     9.7   13.9   13.6    3.2   11.0    6.3    5.8
Net income (loss)....... $ (7.7) $  5.1 $ 10.7 $  8.7 $  2.5 $  6.4 $  8.6 $  4.2
Earnings (loss) per
 share of common stock.. $(0.78) $ 0.50 $ 1.14 $ 0.84 $ 0.27 $ 0.62 $ 0.91 $ 0.40

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of KOPPERS AUSTRALIA PTY LIMITED

  We audited the accompanying consolidated balance sheets of Koppers Australia Pty. Limited as of June 30, 1995 and June 30, 1996, and the related consolidated statements of profit and loss and cash flows for the two years ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Koppers Australia Pty. Limited at June 30, 1995 and 1996 and the consolidated results of their operations and their cash flows for the years ended June 30, 1995 and 1996 in conformity with generally accepted accounting principles in the United States.

                                          /s/ Ernst & Young

Sydney, Australia October 28, 1996

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                      CONSOLIDATED PROFIT AND LOSS ACCOUNT

                       YEARS ENDED 30 JUNE 1995 AND 1996

                                                                  1995    1996
                                                           NOTES A$'000  A$'000
OPERATING REVENUE........................................     2  157,093 173,783
                                                                 ======= =======
OPERATING PROFIT.........................................     2   22,718  29,194
INCOME TAX ATTRIBUTABLE TO OPERATING PROFIT..............     3    8,346  10,397
                                                                 ------- -------
OPERATING PROFIT AFTER INCOME TAX........................         14,372  18,797
OUTSIDE EQUITY INTERESTS IN OPERATING PROFIT AFTER INCOME
 TAX.....................................................    21    3,006   2,750
                                                                 ------- -------
OPERATING PROFIT AFTER INCOME TAX
  Attributable to members of Koppers Australia Pty.
   Limited...............................................     4   11,366  16,047
RETAINED PROFITS
  At the beginning of the financial year.................         54,240  64,995
  Adjustments Resulting from Adoption of New Accounting
   Standard..............................................            611      --
                                                                 ------- -------
TOTAL AVAILABLE FOR APPROPRIATION........................         64,995  81,042
DIVIDENDS PAID...........................................     5      --    9,000
                                                                 ------- -------
RETAINED PROFITS
  At the end of the financial year.......................         64,995  72,042
                                                                 ======= =======


The Profit and Loss Account should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                           CONSOLIDATED BALANCE SHEET

                            AT 30 JUNE 1995 AND 1996

                                                                 1995    1996
                                                          NOTES A$'000  A$'000
CURRENT ASSETS
  Cash...................................................         5,619   1,805
  Receivables............................................    6   23,561  23,566
  Inventories............................................    7   35,023  33,809
  Other..................................................    8      813   1,680
                                                                ------- -------
    TOTAL CURRENT ASSETS.................................        65,016  60,860
                                                                ------- -------
NON-CURRENT ASSETS
  Receivables............................................    9    6,355   6,355
  Inventories............................................   10       --   1,765
  Investments............................................   11    3,538   5,349
  Property, plant and equipment..........................   12   69,681  66,095
  Intangibles............................................   13    1,539   1,332
  Other..................................................   14    2,092   2,832
                                                                ------- -------
    TOTAL NON-CURRENT ASSETS.............................        83,205  83,728
                                                                ------- -------
    TOTAL ASSETS.........................................       148,221 144,588
                                                                ------- -------
CURRENT LIABILITIES
  Creditors and borrowings...............................   15   17,238  13,614
  Provisions.............................................   16   10,500  15,332
                                                                ------- -------
    TOTAL CURRENT LIABILITIES............................        27,738  28,946
                                                                ------- -------
NON-CURRENT LIABILITIES
  Creditors and borrowings...............................   17   14,500  11,302
  Provisions.............................................   18    5,022   5,079
                                                                ------- -------
    TOTAL NON-CURRENT LIABILITIES........................        19,522  16,381
                                                                ------- -------
    TOTAL LIABILITIES....................................        47,260  45,327
                                                                ------- -------
NET ASSETS...............................................       100,961  99,261
                                                                ======= =======
SHAREHOLDERS' EQUITY
  Share capital..........................................   19   14,559  14,559
  Reserves...............................................   20    5,889   4,487
  Retained profits.......................................        64,995  72,042
                                                                ------- -------
  Shareholder's equity attributable to members of Koppers
   Australia Pty. Limited................................        85,443  91,088
  Outside equity interest in controlled entities.........   21   15,518   8,173
                                                                ------- -------
    TOTAL SHAREHOLDERS' EQUITY...........................       100,961  99,261
                                                                ======= =======

  The Balance Sheet should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       YEARS ENDED 30 JUNE 1995 AND 1996

                                                              1995      1996
                                                      NOTES  A$'000    A$'000
CASH FLOWS FROM OPERATING ACTIVITIES
  Receipts from customers............................        154,657   172,722
  Payments to suppliers and employees................       (122,322) (131,431)
  Interest received..................................            269       305
  Interest and other costs of finance paid...........         (2,668)   (1,941)
  Income tax paid....................................         (6,715)   (9,704)
                                                            --------  --------
NET CASH FLOWS FROM/(USED IN) OPERATING ACTIVITIES...   22    23,221    29,951
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of shares in controlled entity............            --     (7,046)
  Acquisition of property, plant and equipment.......        (10,516)   (7,961)
  Proceeds from sale of property, plant and
   equipment.........................................            737       531
  Dividends received.................................            254       986
  Cash paid for investment in partnership............            --     (2,073)
                                                            --------  --------
NET CASH FLOWS FROM INVESTING ACTIVITIES.............         (9,525)  (15,563)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid.....................................            --     (9,000)
  Dividends paid to outside equity interests.........         (1,832)   (2,790)
  Repayment of bank borrowings.......................        (10,111)   (2,025)
                                                            --------  --------
NET CASH FLOWS FROM FINANCING ACTIVITIES.............        (11,943)  (13,815)
                                                            --------  --------
NET INCREASE/(DECREASE) IN CASH HELD.................          1,753       573
  Add opening cash brought forward...................          1,991     3,626
  Effects of exchange rate changes on foreign
   currencies at beginning of the financial year.....           (118)     (249)
                                                            --------  --------
CLOSING CASH CARRIED FORWARD.........................   22     3,626     3,950
                                                            ========  ========


The Statement of Cash Flows should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                            PROFIT AND LOSS ACCOUNT

                       YEARS ENDED 30 JUNE 1995 AND 1996

                                                                  1995   1996
                                                                 A$'000 A$'000
OPERATING REVENUE...........................................   2  4,334 13,695
                                                                 ====== ======
OPERATING PROFIT............................................   2  2,344 11,168
INCOME TAX ATTRIBUTABLE TO OPERATING PROFIT.................   3    111    (95)
                                                                 ------ ------
OPERATING PROFIT AFTER INCOME TAX...........................      2,233 11,263
RETAINED PROFITS
  At the beginning of the financial year....................      9,677 11,707
  Adjustment Resulting from Adoption of New Accounting
   Standard.................................................        203    --
                                                                 ------ ------
TOTAL AVAILABLE FOR APPROPRIATION...........................     11,707 22,970
DIVIDENDS PAID..............................................   5     --  9,000
                                                                 ------ ------
RETAINED PROFITS
  At the end of the financial year..........................     11,707 13,970
                                                                 ====== ======



The Profit and Loss Account should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                                 BALANCE SHEET

                            AT 30 JUNE 1995 AND 1996

                                                                    1995   1996
                                                             NOTES A$'000 A$'000
CURRENT ASSETS
  Cash......................................................          940     10
  Receivables...............................................    6   1,563    248
  Other.....................................................    8       3      3
                                                                   ------ ------
    TOTAL CURRENT ASSETS....................................        2,506    261
                                                                   ------ ------
NON-CURRENT ASSETS
  Receivables...............................................    9      --     --
  Investments...............................................   11  38,696 45,692
  Property, plant and equipment.............................   12     133    114
  Other.....................................................   14     164    217
                                                                   ------ ------
    TOTAL NON-CURRENT ASSETS................................       38,993 46,023
                                                                   ------ ------
    TOTAL ASSETS............................................       41,499 46,284
                                                                   ------ ------
CURRENT LIABILITIES
  Creditors and borrowings..................................   15     202  2,446
  Provisions................................................   16     566    477
                                                                   ------ ------
    TOTAL CURRENT LIABILITIES...............................          768  2,923
                                                                   ------ ------
NON-CURRENT LIABILITIES
  Provisions................................................   18     107    474
                                                                   ------ ------
    TOTAL NON-CURRENT LIABILITIES...........................          107    474
                                                                   ------ ------
    TOTAL LIABILITIES.......................................          875  3,397
                                                                   ------ ------
NET ASSETS..................................................       40,624 42,887
                                                                   ====== ======
SHAREHOLDERS' EQUITY
  Share capital.............................................   19  14,559 14,559
  Reserves..................................................   20  14,358 14,358
  Retained profits..........................................       11,707 13,970
                                                                   ------ ------
    TOTAL SHAREHOLDERS' EQUITY..............................       40,624 42,887
                                                                   ====== ======

  The Balance Sheet should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                            STATEMENT OF CASH FLOWS

                       YEARS ENDED 30 JUNE 1995 AND 1996

                                                                  1995    1996
                                                           NOTES A$'000  A$'000
CASH FLOW FROM OPERATING ACTIVITIES
  Receipts from customers.................................        1,504   2,638
  Dividends received......................................        2,133  11,710
  Payments to suppliers and employees.....................       (2,152) (1,858)
  Income tax paid.........................................          (74)   (260)
                                                                 ------  ------
NET CASH FLOWS FROM OPERATING ACTIVITIES..................   22   1,411  12,230
                                                                 ------  ------
CASH FLOW FROM INVESTING ACTIVITIES
  Acquisition of property, plant and equipment............          (47)    (14)
  Purchase of shares......................................           --  (7,046)
  Receipt from winding up controlled entity...............           16      --
                                                                 ------  ------
NET CASH FLOWS FROM/(USED IN) INVESTING ACTIVITIES........          (31) (7,060)
                                                                 ------  ------
CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings--related parties.............................           --   2,900
  Dividends paid..........................................           --  (9,000)
                                                                 ------  ------
NET CASH FLOWS USED IN FINANCING ACTIVITIES...............           --  (6,100)
                                                                 ------  ------
NET INCREASE/(DECREASE) IN CASH HELD......................        1,380    (930)
  Add opening cash brought forward........................         (440)    940
                                                                 ------  ------
CLOSING CASH CARRIED FORWARD..............................   22     940      10
                                                                 ======  ======



The Statement of Cash Flows should be read in conjunction with the accompanying notes.

                        KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

                             30 JUNE 1995 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a) Basis of accounting

  The financial statements are general purpose financial statements which have been made out in accordance with the requirements of the Corporations Law which include disclosures required by Schedule 5 and applicable Accounting Standards and other mandatory professional reporting requirements (Urgent Issues Group Consensus Views).

  The accounting policies adopted are consistent with those of the previous year unless otherwise stated.

 b) Foreign currencies

  Translation of foreign currency transactions

  Transactions in foreign currencies of entities within the economic entity are converted to local currency at the rate of exchange ruling at the date of the transaction.

  Amounts payable to and by the entities within the economic entity that are outstanding at the balance date and are denominated in foreign currencies have been converted to local currency using rates of exchange ruling at the end of the financial year.

  Except for certain specific hedges and hedges of foreign currency operations, all resulting exchange differences arising on settlement or restatement are brought to account in determining the profit or loss for the financial year, and transaction costs, premiums and discounts on forward currency contracts are deferred and amortized over the life of the contract.

  Specific hedges

  Where a purchase or sale is specifically hedged, exchange gains or losses on the hedging transaction arising up to the date of purchase or sale and costs, premiums and discounts relative to the hedging transaction are included with the purchase or sale. Exchange gains and losses arising on the hedge transaction after that date are taken to the profit and loss account.

  Hedges of foreign operations

  Exchange gains and losses on transactions hedging investments in foreign operations are taken to the foreign currency translation reserve on consolidation.

  Translation of accounts of overseas operations

    All overseas operations are deemed self-sustaining as each is financially and operationally independent of Koppers Australia Pty. Limited. The accounts of overseas operations are translated using the current rate method and any exchange differences are taken directly to the foreign currency translation reserve.

 c) Cash

  For the purposes of the statement of cash flows, cash includes cash on hand and in banks, and money market investments readily convertible to cash within two working days, net of outstanding bank overdrafts.

                        KOPPERS AUSTRALIA PTY. LIMITED

 d) Inventories

  Inventories are valued at the lower of cost and net realisable value.

  Costs incurred in bringing each product to its present location and condition are accounted for as follows:

  *  Raw materials--purchase cost on a first-in-first-out basis; and

  * Finished goods and work-in-progress--cost of direct material and labour and a proportion of manufacturing overheads based on operating capacity.

 e) Recoverable amount

  Non-current assets are not revalued to an amount above their recoverable amount, and where carrying values exceed this recoverable amount assets are written down. In determining recoverable amount the expected net cash flows have not been discounted to their present value.

 f) Property, plant and equipment

  Cost and valuation

  Items of property, plant and equipment comprising a class of non-current assets are revalued at the same date on a consistent basis.

  Where assets have been revalued, the potential effect of the capital gains tax on disposal has not been taken into account in the determination of the revalued carrying amount. Where it is expected that a liability for capital gains tax will arise, the expected amount is disclosed by way of a note.

  Depreciation

  Depreciation is provided on a straight line basis on all property, plant and equipment, other than freehold land.

  Major depreciation periods are:

       Plant and equipment         --  5 to 15 years
       Buildings on freehold land  --  20 years
       Leasehold improvements      --  the lease term or the estimated
                                       useful life of the improvement,
                                       whichever is shorter.

 g) Intangibles

  Goodwill

  Goodwill is amortised by the straight line method over the period during which benefits are expected to be received. This is taken as being 20 years.

 h) Other non-current assets

  Expenditure carried forward

  Significant items of carry forward expenditure having a benefit or relationship to more than one period are written off over the periods to which such expenditure relates.

                        KOPPERS AUSTRALIA PTY. LIMITED

 i) Employee entitlements

  Some companies in the economic entity offer an employee incentive scheme to all full time permanent employees. Benefits are payable after a qualifying period of six years service with the companies and three years membership in the scheme. Provision is based on the estimated amount payable to employees.

  A trust scheme has been established which offers benefits to full time permanent staff. Benefits are payable after three years membership in the scheme. Charges have been made against profits for amounts expected to be paid to staff on entry in the scheme. A provision for the full liability has been made.

  Employee-contributory superannuation funds exist to provide benefits for the economic entity's employees and their dependents on retirement, disability or death. The contributions made to these funds by entities within the economic entity are charged against profits.

2. OPERATING PROFIT

                                                                   KOPPERS
                                                                  AUSTRALIA
                                               CONSOLIDATED     PTY. LIMITED
                                              ----------------  --------------
                                               1995     1996     1995    1996
                                              A$'000   A$'000   A$'000  A$'000
Included in the operating profit are the
 following
 items of operating revenue:
Sales revenue...............................  155,449  171,343     --       --
Other revenue...............................      384      618  2,098    1,989
Dividends--
  Associated companies......................      254      986  2,217   11,696
  Other Corporations........................       --       --     --       --
Interest--
   Other persons/Corporations...............      269      305     19       10
                                              -------  -------  -----   ------
                                              156,356  173,252  4,334   13,695
Proceeds on sale of non-current assets......      737      531     --       --
                                              -------  -------  -----   ------
Operating revenue...........................  157,093  173,783  4,334   13,695
                                              =======  =======  =====   ======
The operating profit before income tax is
 arrived at after charging/(crediting) the
 following items:
Amortisation of expenditure carried forward.       18       18     --       --
Amortisation of goodwill....................      139      144     --       --
Amortisation and depreciation of property,
 plant and equipment........................    9,713   10,482     22       44
Diminution in value of inventories..........       50      345     --       --
Bad and doubtful debts--Trade debtors
   Other persons/bodies corporate...........       89      189     --       --
Interest expense--
   Other persons/Corporations...............    2,209    1,500     --       42
Finance charges--
   Lease liability..........................       10        2     --       --
Rental--operating lease.....................      449      439     --       --
Loss on sale of non-current assets..........       18       60     --       --
Net foreign currency (gains)/losses.........      221      (76)   (32)      (8)
Provisions for employee entitlements........    2,227    3,786     95      559
Profit on sale of non-current assets........     (177)     (14)    --       --
Superannuation contributions................      875    1,010     20       29
Loss on write-off of investment.............       --       50     --       50

                         KOPPERS AUSTRALIA PTY. LIMITED

3. INCOME TAX

                                                                      KOPPERS
                                                                     AUSTRALIA
                                                   CONSOLIDATED    PTY. LIMITED
                                                   --------------  -------------
                                                    1995    1996    1995   1996
                                                   A$'000  A$'000  A$'000 A$'000
The prima facie tax, using tax rates applicable
 in the country of operation, on operating profit
 differs from the income tax provided in the
 accounts as follows:
Prima facie tax on operating profit..............  8,073   10,322    774   4,020
Tax effect of permanent differences--
  Exempt income..................................   (777)      --   (707) (4,210)
  Research and development.......................    (65)     (59)    --      --
  Depreciation...................................    242      122     --      --
  Entertainment..................................     37       42      2       5
  Amortisation of goodwill.......................     23       49     --      --
  Writedown of investment........................     --       18     --      18
  Other items (net)..............................     72     (144)    56      79
Future income tax benefit not brought to account.     58       76     --      --
Under/(over) provision of previous year..........    518      (26)    --      (7)
Effect of income tax rate change.................    165       --    (14)     --
Prior year losses recouped.......................     --       (3)    --      --
                                                   -----   ------   ----  ------
Income tax attributable to operating profit......  8,346   10,397    111     (95)
                                                   =====   ======   ====  ======
Income tax provided comprises:
Provision attributable to current year...........  8,308   11,545    215     (47)
Under/(over) provision of previous year..........    513      (26)    (1)     (7)
Provision attributable to future years
  Deferred income tax liability..................   (160)    (585)    --      --
  Future income tax benefit......................   (315)    (537)  (103)    (41)
                                                   -----   ------   ----  ------
                                                   8,346   10,397    111     (95)
                                                   =====   ======   ====  ======
Future income tax benefit arising from tax losses
 of a controlled entity not brought to account at
 balance date as realisation of the benefit is
 not regarded as virtually certain.
                                                     129      189     --      --
                                                   =====   ======   ====  ======
This future income tax benefit will only be
 obtained if:
  a) future assessable income is derived of a
     nature and of an amount sufficient to enable
     the benefit to be realised;
  b) the conditions for deductibility imposed by
     tax legislation continue to be complied
     with; and
  c) no changes in tax legislation adversely
     affect the economic entity in realising the
     benefit.

                         KOPPERS AUSTRALIA PTY. LIMITED

4. CONTRIBUTIONS TO PROFIT

                                                                    KOPPERS
                                                                   AUSTRALIA
                                                 CONSOLIDATED    PTY. LIMITED
                                                 --------------  -------------
                                                  1995    1996    1995   1996
                                                 A$'000  A$'000  A$'000 A$'000
Contribution to economic entity profit (loss)
 after tax:
  Koppers Australia Pty. Limited................ (2,063) (2,395)   --      --
  Koppers Coal Tar Products Pty. Ltd............  8,012   8,588    --      --
  Koppers Shipping Pty. Ltd.....................   (365)  1,780    --      --
  Koppers Timber Preservation Pty. Ltd..........  1,444   1,762    --      --
  Koppers Power Poles (Australia) Pty. Limited..     11      (7)   --      --
  KAP Investments Inc. .........................    634     941    --      --
  Continental Carbon Australia Pty. Limited.....  1,169   3,022    --      --
  Koppers-Hickson Investments Pty. Limited......     --      --    --      --
  Koppers-Hickson Timber Protection Pty.
   Limited......................................    822     795    --      --
  Koppers-Hickson Timber Protection (NZ)
   Limited......................................  1,414   1,132    --      --
  Koppers-Hickson Timber Protection (PNG)
   Limited......................................    (99)     (8)   --      --
  Koppers-Hickson Timber Protection (Fiji)
   Limited......................................    109     150    --      --
  Koppers-Hickson Timber Protection (Malaysia)
   SDN BHD......................................    282     268    --      --
  Koppers-Hickson Timber Protection (S) Pte Ltd.     (4)     (2)   --      --
  Koppers-Hickson (SA) (Pty) Ltd................     --      23    --      --
  Koppers-Hickson International Pty Ltd.........     --      (2)   --      --
                                                 ------  ------   ---   -----
                                                 11,366  16,047    --      --
                                                 ======  ======   ===   =====

5. DIVIDENDS PAID OR PROVIDED FOR

Dividends paid during the year
  Franked dividends.............................     --   9,000    --   9,000
  Unfranked dividends...........................     --      --    --      --
                                                 ------  ------   ---   -----
                                                     --   9,000    --   9,000
                                                 ======  ======   ===   =====

  No dividends have been proposed (1995:$Nil)

                         KOPPERS AUSTRALIA PTY. LIMITED

6. RECEIVABLES (CURRENT)

                                                                    KOPPERS
                                                                   AUSTRALIA
                                                 CONSOLIDATED    PTY. LIMITED
                                                 --------------  -------------
                                                  1995    1996    1995   1996
                                                 A$'000  A$'000  A$'000 A$'000
Trade debtors................................... 21,577  21,306     --    --
Provision for doubtful debts receivable.........   (410)   (386)    --    --
                                                 ------  ------  -----   ---
                                                 21,167  20,920     --    --
Amounts other than trade debts receivable
  Controlled entity.............................     --      --  1,068   237
  Associated entities...........................    408      28    408     1
Short-term deposits.............................  1,531   2,543     --    --
Other...........................................    455      75     87    10
                                                 ------  ------  -----   ---
                                                 23,561  23,566  1,563   248
                                                 ======  ======  =====   ===
Australian dollar equivalent of amounts
 receivable in foreign currencies not
 effectively hedged:
  --United States dollars.......................  1,227     917     --    --
  --United Kingdom pounds.......................     --     299     --    --
  --Singapore dollars...........................    163     103     --    --
                                                 ------  ------  -----   ---
                                                  1,390   1,319     --    --
                                                 ======  ======  =====   ===

7. INVENTORIES (CURRENT)

Raw materials and work in progress.............. 16,274   8,162     --    --
Finished goods.................................. 19,142  26,523     --    --
Provision for diminution in value...............   (393)   (876)    --    --
                                                 ------  ------  -----   ---
Total inventories at lower of cost and net
 realisable value............................... 35,023  33,809     --    --
                                                 ======  ======  =====   ===

8. OTHER CURRENT ASSETS

Prepayments.....................................    645   1,560      3     3
Other...........................................    168     120     --    --
                                                 ------  ------  -----   ---
                                                    813   1,680      3     3
                                                 ======  ======  =====   ===

9. RECEIVABLES (NON-CURRENT)

Loans and advances
  Other.........................................  6,355   6,355     --    --
                                                 ------  ------  -----   ---
                                                  6,355   6,355     --    --
                                                 ======  ======  =====   ===

10. INVENTORIES (NON-CURRENT)

  Finished goods................................     --   1,765     --    --
                                                 ------  ------  -----   ---
                                                     --   1,765     --    --
                                                 ======  ======  =====   ===

                        KOPPERS AUSTRALIA PTY. LIMITED

11. INVESTMENTS (NON-CURRENT)

                                                                      KOPPERS
                                                                     AUSTRALIA
                                                     CONSOLIDATED  PTY. LIMITED
                                                     ------------- -------------
                                                      1995   1996   1995   1996
                                                     A$'000 A$'000 A$'000 A$'000
Investments at cost compromise:
  a) Unlisted controlled entities...................    --     --  38,646 45,692
  b) Unlisted associated entities
   Koppers Industries, Inc.......................... 3,488  5,349      --     --
  c) Other unlisted entities
   Tar Tech International A/S.......................    50     --      50     --
                                                     -----  -----  ------ ------
                                                     3,538  5,349      50     --
                                                     -----  -----  ------ ------
                                                     3,538  5,349  38,696 45,692
                                                     =====  =====  ====== ======

  Included in unlisted shares in other entities is an investment of A$3 in respect of 60% of the issued capital of Koppers SEUT Pty. Limited. As this company acts solely as the trustee for the Koppers Senior Executive Unit Trust, it is not controlled by Koppers Australia Pty. Limited and has not been consolidated.

  Investment in unlisted controlled entities comprises:

                                                      BENEFICIAL           INVESTMENT
                                     COUNTRY OF     PERCENTAGE HELD     KOPPERS AUSTRALIA
NAME                                INCORPORATION BY ECONOMIC ENTITY      PTY. LIMITED
----                                ------------- ------------------    -----------------
                                                    1995       1996       1995     1996
                                                      %          %       A$'000   A$'000
Koppers Investments
 (Aust.) Pty Ltd........   (ii)     Australia           100        100     6,355    6,355
KAP (UK) Limited........  (iii)     U.K.                100         --        --       --
Koppers-Hickson Invest-
 ments Pty. Limited.....            Australia            51         51     3,060    3,060
Koppers Power Poles
 (Australia) Pty. Limit-
 ed.....................   (ii)     Australia           100        100       955      955
Continental Carbon Aus-
 tralia Pty. Limited....   (ii)     Australia            51        100     1,526    8,572
KAP Investments Inc.....            U.S.A.              100        100    10,846   10,846
Koppers Timber Preserva-
 tion Pty. Ltd..........   (ii)     Australia           100        100     6,899    6,899
Koppers Coal Tar Prod-
 ucts Pty. Ltd..........   (ii)     Australia           100        100     9,005    9,005
Koppers Shipping Pty.
 Ltd....................   (ii)     Australia           100        100        --       --
Koppers-Hickson Timber
 Protection Pty.
 Limited................            Australia            51         51        --       --
Koppers-Hickson (PNG)
 Pty Limited............    (i)     P.N.G.               51         51        --       --
Koppers-Hickson Timber
 Protection (NZ)
 Limited................    (i)     New Zealand          51         51        --       --
Koppers-Hickson Timber
 Protection (Fiji)
 Limited................    (i)     Fiji                 51         51        --       --
Koppers-Hickson Timber
 Protection (Malaysia)
 SDN BHD................    (i)     Malaysia             51         51        --       --
Koppers-Hickson Timber
 Protection (S) Pte Ltd.    (i)     Singapore            51         51        --       --
Koppers-Hickson Interna-
 tional Pty Ltd.........    (i)(iv) Australia            --         51        --       --
Koppers-Hickson (SA)
 (Pty) Ltd..............    (v)     South Africa         --         51        --       --
                                                                        -------- --------
                                                                          38,646   45,692
                                                                        ======== ========

                        KOPPERS AUSTRALIA PTY. LIMITED

Overseas controlled entities carry on business in the country of incorporation.

(i) Controlled entities which are audited by other member firms of Ernst & Young International.

(ii) Pursuant to a Class Order dated 19 December 1991, relief has been granted to this controlled entity of Koppers Australia Pty. Limited from the Corporations Law requirements for preparation, audit and publication of accounts.

   As a condition of the Class Order, Koppers Australia Pty. Limited and the controlled entities subject to the Class Order, have entered into a deed of indemnity on 18 May 1995. Continental Carbon Australia Pty Ltd was joined to this deed of cross guarantee by a deed of assumption executed on 20 May 1996. The effect of the deed is that Koppers Australia Pty. Limited has guaranteed to pay any deficiency in the event of winding up of the controlled entity. The controlled entity has also given a similar guarantee in the event that Koppers Australia Pty. Limited is wound up. The aggregate assets and liabilities of the companies subject to the deed, and the aggregate result of these companies are as follows:

                                                                  1995    1996
                                                                 A$'000  A$'000
  Total assets.................................................. 103,426 100,945
  Total liabilities.............................................  55,532  33,867
                                                                 ------- -------
  Net assets....................................................  47,894  67,078
                                                                 ======= =======
  Profit after income tax.......................................   7,216  15,145
                                                                 ======= =======

(iii) KAP (UK) Limited was dissolved in February 1996.

(iv) Koppers-Hickson International Pty Ltd was registered as a proprietory company under the Corporations Law of New South Wales on 3 June 1996.

(v) Koppers-Hickson (SA) (Pty) Ltd was incorporated under the Companies Act
    (1973) of South Africa on 14 March 1996.

  Investment in unlisted associated entities comprises:

                                   ECONOMIC ENTITY      % HELD BY      DIVIDEND
                                      INTEREST       ECONOMIC ENTITY    REVENUE
                                   ----------------  --------------- -------------
                                     1995     1996     1995    1996    1995   1996
                                    A$'000   A$'000      %       %    A$'000 A$'000
  (i) Koppers-Coastchem...........      --    2,170       --    25.5    --    N/A
  (ii) Koppers Industries, Inc....   3,488    3,179     18.8    22.4   254    986
                                   -------  -------
                                     3,488    5,349
                                   =======  =======

--------
(i) Koppers-Coastchem

  The interest in the partnership is carried at cost, plus the economic entity's share of the partnership's result for the year. The economic entity's share in the partnership's result is included in the economic entity's profit.

(ii) Koppers Industries, Inc.

  The balance date of Koppers Industries, Inc. is 31 December.

  The equity-accounted amount of the investment in Koppers Industries, Inc. is $13,835,000 (1995: $10,713,000).

                        KOPPERS AUSTRALIA PTY. LIMITED

                                                                1995    1996
                                                               A$'000  A$'000
Retained Profits attributable to Koppers Industries, Inc.
Balance at the beginning of the financial year...............     660   5,666
Share of operating profit and extraordinary items after in-
 come tax expense............................................   5,260   2,182
                                                               ------  ------
                                                                5,920   7,848
Dividends received from associated company...................    (254)   (986)
                                                               ------  ------
Balance at the end of the financial year.....................   5,666   6,862
                                                               ======  ======
Koppers Australia Pty. Limited's share of Koppers Industries,
 Inc. reserves increments/(decrements), other than retained
 profits, arising during the year was A$2,235,000 (1995:
 A$281,000)..................................................
Koppers Australia Pty. Limited's share of reserves in Koppers
 Industries, Inc. A$3,794,000 (1995: A$1,559,000)............
Carrying value of investments in Koppers Industries, Inc. ...   3,488   3,179
Add share of retained profits................................   5,666   6,862
Add share of reserves........................................   1,559   3,794
                                                               ------  ------
Equity accounted amount of investment in Koppers Industries,
 Inc. .......................................................  10,713  13,835
                                                               ======  ======

  The economic entity's share in the retained profits and reserves of Koppers Industries, Inc. is not available for payment of dividends to shareholders of Koppers Australia Pty. Limited until such time as those profits and reserves are distributed by Koppers Industries, Inc.

  Principal activities of Koppers Industries, Inc. are:

    . Producer of Tar Products
      carbon pitch; creosote; phthalic anhydride (PAA); roofing pitch/bitumen

    . Producer of Wood Products
      treats railroad crossties, poles and pilings for various uses

    . Producer of Coke Products
      foundry & furnace coke and marketable by-products including coal tars, gases, oils and chemicals

  No adjustment has been made to reflect the dissimilar accounting policy adopted by the associate company in relation to valuation of inventory. In particular the last-in-first-out method of inventory valuation has been adopted by Koppers Industries, Inc.

  The associated company holds a reciprocal shareholding in Koppers Australia Pty. Limited of 42.5%.

  Koppers Australia Pty. Limited paid dividends to Koppers Industries, Inc. during the year totalling A$4,499,900 (1995:A$Nil) during the year.

                        KOPPERS AUSTRALIA PTY. LIMITED

12. PROPERTY, PLANT AND EQUIPMENT

                                                         KOPPERS AUSTRALIA
                                        CONSOLIDATED       PTY. LIMITED
                                       ----------------  --------------------
                                        1995     1996      1995        1996
                                       A$'000   A$'000    A$'000      A$'000
Freehold land:
At cost...............................     388      334         --          --
At directors' valuation 1 July 1983...   1,217    1,247         --          --
                                       -------  -------   --------    --------
                                         1,605    1,581         --          --
                                       -------  -------   --------    --------
Buildings on freehold land:
At cost...............................   5,120    5,819         --          --
Provision for depreciation............    (888)  (1,145)        --          --
                                       -------  -------   --------    --------
                                         4,232    4,674         --          --
                                       -------  -------   --------    --------
At directors' valuation 1 July 1983...   2,671    2,671         --          --
Provision for depreciation............  (1,276)  (1,703)        --          --
                                       -------  -------   --------    --------
                                         1,395      968         --          --
                                       -------  -------   --------    --------
Leasehold improvements:
At cost...............................   2,131    2,337         --          --
Provision for amortisation............    (420)    (564)        --          --
                                       -------  -------   --------    --------
                                         1,711    1,773         --          --
                                       -------  -------   --------    --------
Total land and buildings..............   8,943    8,996         --          --
                                       -------  -------   --------    --------
Plant and equipment:
At cost...............................  83,475   87,941        174         188
At directors' valuation 1 July 1983...  14,779   14,779         --          --
Provision for depreciation............ (39,077) (47,964)       (41)        (74)
                                       -------  -------   --------    --------
                                        59,177   54,756        133         114
                                       -------  -------   --------    --------
Assets under construction.............   1,561    2,343         --          --
                                       -------  -------   --------    --------
Total property, plant and equipment...  69,681   66,095        133         114
                                       =======  =======   ========    ========

 Valuations

  All valuations are estimates of the amounts for which the assets could be exchanged between a knowledgeable willing buyer and a knowledgeable willing seller in an arm's length transaction at the valuation date. The economic entity does not have a set policy for regular revaluation of freehold land and buildings.

  As at 30 June 1996 the directors have valued interests in land and buildings which have not been revalued within the last three years as follows:--

      Freehold land....................................................... 1,700
                                                                           =====
      Buildings........................................................... 5,700
                                                                           =====

  These interests are recorded in the accounts above at cost and at directors valuation on 1 July 1983.

                         KOPPERS AUSTRALIA PTY. LIMITED

13. INTANGIBLES

                                                          KOPPERS AUSTRALIA
                                          CONSOLIDATED      PTY.  LIMITED
                                          --------------  -------------------
                                           1995    1996     1995      1996
                                          A$'000  A$'000   A$'000    A$'000
Goodwill.................................  2,371   2,265        --         --
Provision for amortisation...............   (832)   (933)       --         --
                                          ------  ------   -------  ---------
                                           1,539   1,332        --         --
                                          ======  ======   =======  =========

14. OTHER NON-CURRENT ASSETS

Expenditure carried forward..............  1,549   1,450        --         --
Provision for amortisation...............   (209)   (335)       --         --
                                          ------  ------   -------  ---------
                                           1,340   1,115        --         --
Future income tax benefits...............    752   1,717       164        217
                                          ------  ------   -------  ---------
                                           2,092   2,832       164        217
                                          ======  ======   =======  =========

15. CREDITORS AND BORROWINGS (CURRENT)

Bills of exchange and Bank loans.........     --   1,175        --         --
Bank overdrafts..........................  3,524     398        --         --
Trade creditors.......................... 12,804  11,147       202        157
Lease liability..........................     31      --        --         --
Associated companies.....................    209      --        --      2,286
Other....................................    670     894        --          3
                                          ------  ------   -------  ---------
                                          17,238  13,614       202      2,446
                                          ======  ======   =======  =========
Australian dollar equivalents of amounts
 payable in foreign currencies not
 effectively hedged:
  --United States dollars................  1,944     697        --         --
  --United Kingdom pounds................    268     249        --         --
  --Singapore dollars....................     27       1        --         --
  --New Zealand dollars..................    449      11        --         --
  --Australian dollars...................     --     108        --         --
  --Fijian dollars.......................     92      --        --         --
                                          ------  ------   -------  ---------
                                           2,780   1,066        --         --
                                          ======  ======   =======  =========

  Refer to note 25 for details of security held over borrowings.

16. PROVISIONS (CURRENT)

Taxation.................................  6,715   8,535       215        (99)
Employee entitlements....................  3,303   5,066       351        576
Other....................................    482   1,731        --         --
                                          ------  ------   -------  ---------
                                          10,500  15,332       566        477
                                          ======  ======   =======  =========

                         KOPPERS AUSTRALIA PTY. LIMITED

17. CREDITORS AND BORROWINGS (NON-CURRENT)

                                                              KOPPERS AUSTRALIA
                                               CONSOLIDATED     PTY.  LIMITED
                                               -------------  -----------------
                                                1995   1996     1995     1996
                                               A$'000 A$'000   A$'000   A$'000
Bills of Exchange and Bank Loans.............. 14,500 11,300        --       --
Lease liability...............................     --     --        --       --
Other.........................................     --      2        --       --
                                               ------ ------  -------- --------
                                               14,500 11,302        --       --
                                               ====== ======  ======== ========
18. PROVISIONS (NON-CURRENT)
Employee entitlements.........................  2,405  2,624       107      474
Deferred income tax liability.................  2,617  2,455        --       --
                                               ------ ------  -------- --------
                                                5,022  5,079       107      474
                                               ====== ======  ======== ========
19. SHARE CAPITAL
Authorised capital
  6,187,500 `A' class shares of A$1 each......  6,188  6,188     6,188    6,188
  6,187,500 `B' class shares of A$1 each......  6,188  6,188     6,188    6,188
  2,183,824 `C' class shares of A$1 each......  2,183  2,183     2,183    2,183
  5,441,170 ordinary shares of A$1 each.......  5,441  5,441     5,441    5,441
                                               ------ ------  -------- --------
                                               20,000 20,000    20,000   20,000
                                               ====== ======  ======== ========
Issued and fully paid up capital
  6,187,500 `A' class shares of A$1 each......  6,188  6,188     6,188    6,188
  6,187,500 `B' class shares of A$1 each......  6,188  6,188     6,188    6,188
  2,183,824 `C' class shares of A$1 each......  2,183  2,183     2,183    2,183
                                               ------ ------  -------- --------
                                               14,559 14,559    14,559   14,559
                                               ====== ======  ======== ========
20. RESERVES
Reserves comprise:
  Share premium account.......................  2,330  2,330     2,330    2,330
  Asset revaluation...........................  1,625  1,625    12,028   12,028
  Foreign currency translation................  1,934    532        --       --
                                               ------ ------  -------- --------
    Total reserves............................  5,889  4,487    14,358   14,358
                                               ====== ======  ======== ========
Movement in reserve
  Foreign currency translation
   Balance at beginning of year...............  1,125  1,934        --       --
   Transfer to outside equity interests.......     --   (597)       --       --
   Gain/(loss) on translation of overseas
    controlled entities.......................    809   (805)       --       --
                                               ------ ------  -------- --------
   Balance at end of year.....................  1,934    532        --       --
                                               ====== ======  ======== ========

                         KOPPERS AUSTRALIA PTY. LIMITED

21. OUTSIDE EQUITY INTEREST
                                                               KOPPERS AUSTRALIA
                                               CONSOLIDATED      PTY.  LIMITED
                                               --------------  ------------------
                                                1995    1996     1995      1996
                                               A$'000  A$'000   A$'000    A$'000
Analysis of outside equity interest in con-
 trolled entities:
  --Share capital.............................  6,860   2,940        --        --
  --Retained profits..........................  8,658   5,003        --        --
  --Reserves..................................     --     230        --        --
                                               ------  ------  --------  --------
                                               15,518   8,173        --        --
                                               ======  ======  ========  ========
Reconciliation of outside equity interest in
 controlled entities:
  --Opening balance........................... 14,409  15,518        --        --
  --Add: outside equity interest in transla-
       tion reserve not
       previously brought to account..........     --     597        --        --
  --Add: share of operating profit............  3,006   2,750        --        --
  --Less: adjustment for accounting standard..    (65)     --        --        --
  --Less: dividends paid...................... (1,832) (2,790)       --        --
  --Less: purchase of outside equity interest
   in subsidiary..............................     --  (7,535)       --        --
  --Add: share of movement in reserves........     --    (367)       --        --
                                               ------  ------  --------  --------
  --Closing balance........................... 15,518   8,173        --        --
                                               ======  ======  ========  ========
22. STATEMENT OF CASH FLOWS
a) Reconciliation of cash
  Cash balance comprises:
    --cash on hand............................  5,619   1,805       940        10
    --short-term deposits.....................  1,531   2,543        --        --
    --bank overdraft.......................... (3,524)   (398)       --        --
                                               ------  ------  --------  --------
  Closing cash balance........................  3,626   3,950       940        10
                                               ======  ======  ========  ========
b) Reconciliation of the operating profit
 after tax to the net cash flows from
 operations
  Operating profit after tax.................. 14,372  18,797     2,233    11,263
  Dividends received (investing)..............     --    (986)       --        --
  Depreciation and amortisation
    --property, plant and equipment...........  9,713  10,482        22        44
    --intangibles.............................    139     144        --        --
    --expenditure carried forward.............     --      18        --        --
Diminution in value of inventories............     50     345        --        --
Loss on write-off of investments..............     --      50        --        50
Provision for employee entitlements...........  2,227   3,786        95       559
(Profit)/loss on sale of non-current assets...   (159)     46        --        --
Changes in assets and liabilities
  Trade receivables...........................   (619)    247        --        --
  Inventory................................... (7,181)   (896)       --        --
  Other Current Assets........................   (953)    808    (1,105)      723
  Goodwill....................................   (165)     63        --        --
  Other Non-Current Assets....................    998    (754)       --        --

                         KOPPERS AUSTRALIA PTY. LIMITED

22. STATEMENT OF CASH FLOWS (CONTINUED)

                                                          KOPPERS AUSTRALIA
                                          CONSOLIDATED      PTY.  LIMITED
                                          --------------  --------------------
                                           1995    1996     1995       1996
                                          A$'000  A$'000   A$'000     A$'000
  Trade Creditors.......................   3,586  (1,657)      155         (45)
  Other Current Liabilities.............  (1,209)  1,498       (27)          3
  Other Non-Current Liabilities.........     (27) (2,067)       --          --
  Tax Provision.........................   2,106   1,820       141        (314)
  Deferred income tax liability.........    (160)   (162)       --          --
  Future income tax benefit.............    (315)   (965)     (104)        (53)
  Prepayments...........................     700    (915)        1          --
  Exchange rate changes on opening cash.     118     249        --          --
                                          ------  ------  --------   ---------
Net cash flow from operating activities.  23,221  29,951     1,411      12,230
                                          ======  ======  ========   =========
c) Bank overdraft facility

  Refer to note 25 for details of group bank facility

23. EXPENDITURE COMMITMENTS

Capital expenditure commitments
Estimated capital expenditure contracted
 for at balance date but not provided
 for
  --payable not later than one year.....      64      --        --          --
                                          ======  ======  ========   =========
Lease expenditure commitments
Operating leases (non-cancelable):
  --Not later than one year.............     387     836        --         427
  --Later than one year and not later
   than two years.......................     203     729        --         321
  --Later than two years and not later
   than five years......................     577   1,017        --          --
  --Later than five years...............     247     212        --          --
                                          ------  ------  --------   ---------
Aggregate lease expenditure contracted
 for at balance date but not provided
 for....................................   1,414   2,794        --         748
                                          ======  ======  ========   =========
Finance leases:
  --Not later than one year.............      31      --        --          --
  --Later than one year and not later
   than two years.......................      --      --        --          --
  --Later than two years and not later
   than five years......................      --      --        --          --
  --Later than five years...............      --      --        --          --
                                          ------  ------  --------   ---------
  Total minimum lease payments..........      31      --        --          --
  Future finance charges................      --      --        --          --
                                          ------  ------  --------   ---------
  Lease liability.......................      31      --        --          --
                                          ======  ======  ========   =========
  Current liability.....................      31      --        --          --
  Non-current liability.................      --      --        --          --
                                          ------  ------  --------   ---------
                                              31      --        --          --
                                          ======  ======  ========   =========

                        KOPPERS AUSTRALIA PTY. LIMITED

24. EMPLOYEE ENTITLEMENTS AND SUPERANNUATION COMMITMENTS
EMPLOYEE ENTITLEMENTS

                                                            KOPPERS AUSTRALIA
                                              CONSOLIDATED    PTY.  LIMITED
                                              ------------- -------------------
                                               1995   1996    1995      1996
                                              A$'000 A$'000  A$'000    A$'000
The aggregate employee entitlement liability
 is comprised of:
  Accrued wages, salaries and oncosts.......     53     52        --         --
  Provisions (current)......................  3,303  5,066       351        576
  Provisions (non-current)..................  2,405  2,624       107        474
                                              -----  -----   -------  ---------
                                              5,761  7,742       458      1,050
                                              =====  =====   =======  =========

 Superannuation Commitments

  All employees are entitled to varying levels of benefits on retirement, disability or death. The superannuation plan provides defined benefits based on years of service and final average salary. Employees contribute to the plans at various percentages of their wages and salaries. Up until the year ended 30 June 1994, the economic entity did not contribute to the plan. Commencing this year, the economic entity has contributed to the plan amounts advised by the plan manager. These contributions are not of a systematic and long-term nature as the plan has sufficient funds to satisfy all benefits vested under the plan as at 30 June 1996.

  Details of the superannuation fund as extracted from the fund's most recent annual report (31 August 1995) are as follows:

                                                                        A$'000
Accrued benefits...................................................... 1,789,400
Net market value of plan assets....................................... 2,010,294
                                                                       ---------
Surplus of net market value of plan assets over accrued benefits......   220,894
                                                                       =========
Vested benefits....................................................... 1,791,721
                                                                       =========

  Actuarial assessment of the plan was made in February 1995 by Watson Wyatt Worldwide.

25. CONTINGENT LIABILITIES

                                                             KOPPERS AUSTRALIA
                                               CONSOLIDATED    PTY.  LIMITED
                                               ------------- ------------------
                                                1995   1996    1995      1996
                                               A$'000 A$'000  A$'000    A$'000
Related bodies corporate
Bank guarantees covering security deposits,
 contract performance and autopay............. 1,638  1,618     1,638     1,618
                                               =====  =====  ========  ========

  Koppers Australia Pty. Limited and related companies, namely Koppers Power Poles (Australia) Pty. Limited, Koppers Coal Tar Products Pty. Ltd., Koppers Timber Preservation Pty. Ltd. and Koppers Investments (Aust.) Pty. Limited have collectively unrestricted access to borrowing facilities to a maximum of A$47,850,000.

  The amount of credit unused at 30 June 1996 totaled A$36,231,913.

  The securities held by the bank over the above facilities comprise:

  1. Guarantee (unlimited) by Koppers Power Poles (Australia) Pty. Limited, Koppers Investments (Aust.) Pty. Limited, Koppers Timber Preservation Pty. Ltd., Koppers Coal Tar Products Pty. Ltd., Koppers Australia Pty. Limited and Continental Carbon Australia Pty. Limited.

                        KOPPERS AUSTRALIA PTY. LIMITED

  2. Letter of Comfort by BHP and Koppers Industries, Inc.

  3. Negative Pledge dated 2 July 1990.

  In addition, a fully interlocking guarantee has been provided by the above-mentioned related companies, to provide security over the borrowing facilities of the company and its related companies. Under the terms of an ASC Class Order these above mentioned companies have guaranteed any deficiency of funds if any of the companies is wound up. No such deficiency exists. Refer to note 11.

26. AUDITORS' REMUNERATION

                                                         KOPPERS AUSTRALIA
                                           CONSOLIDATED    PTY.  LIMITED
                                           ------------- -------------------
                                            1995   1996    1995       1996
                                           A$'000 A$'000  A$'000     A$'000
Amounts received or due and receivable by
 the auditors, from entities in the
 economic entity or related entities
Auditing accounts
  Auditors of chief entity................  234    227          35         36
  Other auditors..........................   32     17          --         --
Other services
  Auditors of chief entity................  102     63          20         10
  Other auditors..........................   10      6          --         --
                                            ---    ---    --------   --------
                                            378    313          55         46
                                            ===    ===    ========   ========

27. SUBSEQUENT EVENTS

  There has been no significant event since balance date which requires disclosure or adjustment in the financial statements of the entity.

28. RELATED PARTY DISCLOSURES

  a) The directors of Koppers Australia Pty. Limited during the financial year were:

    D.P. Traviss;
    E.S. Bryon;
    M.J. Burns;
    D.R. Zimmerman (appointed 24 October 1995);
    B.K. Jensen;
    P.J. Laver;
    C.E. Smith; (resigned 2 October 1995)
    R.K. Wagner;
    C.R. Newell;
    A.K. Purnell; and
    B.C. Wilson

  b) The following related party transactions occurred during the financial year:

  Transactions with other related parties

    i) Dividends received of A$986,193. (1995: A$253,550)

                        KOPPERS AUSTRALIA PTY. LIMITED

  c) Transactions with the Directors of Koppers Australia Pty. Limited and the economic entity:

  Koppers Australia Pty. Limited caused to be issued units in a management incentive scheme to various executives of the group. Unit holders are entitled, but not obliged, to exchange all or some of their units for cash after holding units for a qualifying period of three years. The executives are obliged to exchange all units for cash on their resignation, retirement or dismissal from employment.

  The growth in value of these units, and the resulting benefit to the executives, is determined by reference to the profitability after tax of the Koppers Australia group. Benefits from this scheme are funded by companies within the Koppers Australia group. Three directors of Koppers Australia Pty. Limited were issued units in this scheme in 1992 and 1994. As at 30 June 1996, the combined value of the units issued to the above directors is A$291,840 (1995 A$91,200).

  There have been no other transaction concerning shares between entities in the reporting entity and directors of the reporting entity or their director-related entities.

  All financial benefits provided by Koppers Australia Pty. Limited or its controlled entities to related parties were provided at arms' length terms.

  d) Koppers Australia Pty. Limited is the ultimate Australian holding company.

29. SEGMENT
    INFORMATION

                                  TIMBER                 CARBON     COAL TAR
                               PRESERVATION CHEMICALS    BLACK      PRODUCTS  OTHER  ELIMINATIONS CONSOLIDATION
                         NOTES    A$'000     A$'000      A$'000      A$'000   A$'000    A$'000       A$'000
(a) Industry Segments
OPERATING REVENUE
Sales to customers
 outside the economic
 entity.................          34,424     40,046      35,638      62,656    1,019        --       173,783
Intersegment Sales......    2        169      3,295          --      14,265   14,800   (32,529)           --
                                 -------     ------      ------      ------   ------   -------       -------
                                  34,593     43,341      35,638      76,921   15,819   (32,529)      173,783
                                 =======     ======      ======      ======   ======   =======       =======
Consolidated Operating
 Profit/(Loss)..........    2      1,743      6,054       5,783      15,240   13,296   (12,922)       29,194
                                 =======     ======      ======      ======   ======   =======       =======
Segment Assets..........          27,378     26,281      20,970      68,437   74,146   (72,624)      144,588
                                 =======     ======      ======      ======   ======   =======       =======
(b) Geographical
 Segments
                                                      NEW ZEALAND,
                                                         FIJI &    SOUTH EAST
                                AUSTRALIA    P.N.G.    STH AFRICA     ASIA
OPERATING REVENUE                 A$'000     A$'000      A$'000      A$'000
Sales to customers
 outside the economic
 entity.................         145,947        676      19,891       7,269       --        --       173,783
Intersegment Sales......          32,242         --         287          --       --   (32,529)           --
                                 -------     ------      ------      ------   ------   -------       -------
                            2    178,189        676      20,178       7,269       --   (32,529)      173,783
                                 =======     ======      ======      ======   ======   =======       =======
Consolidated Operating
 Profit.................    2     37,659          9       3,760         688       --   (12,922)       29,194
                                 =======     ======      ======      ======   ======   =======       =======
Segment Assets..........         200,627        575      13,272       2,738       --   (72,624)      144,588
                                 =======     ======      ======      ======   ======   =======       =======

                        KOPPERS AUSTRALIA PTY. LIMITED

  The economic entity operates predominantly in four industries--timber preservation, chemicals, carbon black and coal tar products, and in four geographical areas--Australia, P.N.G., New Zealand and Fiji and South East Asia. The manufacturing operations comprise the refinement and distribution of coal tar products, the manufacture of wood preservation chemicals, the preservation of timber products and carbon black.


30. REMUNERATION OF DIRECTORS

                                                             KOPPERS AUSTRALIA
                                               CONSOLIDATED    PTY.  LIMITED
                                               ------------- -------------------
                                                1995   1996    1995       1996
                                               A$'000 A$'000  A$'000     A$'000
Amounts received or due and receivable by the
 directors of the economic entity from
 corporations of which they are directors or
 related bodies corporate or entities
 controlled by the chief entity..............  1,612  1,836
                                               =====  =====
The directors have applied ASC Class Order
 94/1529, in the disclosure of directors'
 remuneration and benefits...................
Amounts received or due and receivable by the
 directors of Koppers Australia Pty. Limited
 from that company and related bodies
 corporate...................................                      753        836
                                                              ========   ========
The number of directors of Koppers Australia
 Pty. Limited whose remuneration (including
 superannuation contributions) falls within
 the following bands:
$0      --$  9,999...........................                        8          8
$190,000--$199,999...........................                        2          1
$250,000--$259,999...........................                       --          1
$350,000--$359,999...........................                        1         --
$387,000--$389,999...........................                       --          1
                                                              --------   --------
                                                                    11         11
                                                              ========   ========

  In the opinion of the directors, remuneration paid to directors is considered reasonable.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, KOPPERS INDUSTRIES, INC. HAS DULY CAUSED THIS ANNUAL REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Koppers Industries, Inc.

                                                    /s/ DONALD E. DAVIS
                                          By: .................................
                                                    DONALD E. DAVIS,
                                                 CHIEF FINANCIAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS ANNUAL REPORT ON FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

    /s/ ROBERT K. WAGNER
 .............................  Chairman and Director           March 27, 1997
      ROBERT K. WAGNER

    /s/ DONALD P. TRAVISS
 .............................  Chief Executive Officer         March 27, 1997
      DONALD P. TRAVISS        and Director (Principal
                               Executive Officer)


     /s/ DONALD E. DAVIS
 .............................  Chief Financial Officer         March 27, 1997
       DONALD E. DAVIS         (Principal Financial Officer,
                               Principal Accounting Officer)


   /s/ CLAYTON A. SWEENEY
 .............................  Director                        March 26, 1997
     CLAYTON A. SWEENEY

    /s/ BROOKS C. WILSON
 .............................  Director                        March 27, 1997
      BROOKS C. WILSON

 .............................  Director                        March   , 1997
       BRIAN C. BEAZER

       /s/ N.H. PRATER
 .............................  Director                        March 27, 1997
         N.H. PRATER

 .............................  Director                        March   , 1997
      PETER J. STATILE

                            KOPPERS INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         BALANCE
                                         BALANCE AT ADDITIONS              AT
                                         BEGINNING   CHARGED              CLOSE
                                          OF YEAR   TO INCOME DEDUCTIONS OF YEAR
                                         ---------- --------- ---------- -------
1996
Allowance for doubtful accounts.........    $342      $133       $311     $164
                                            ====      ====       ====     ====
1995
Allowance for doubtful accounts.........    $296      $241       $195     $342
                                            ====      ====       ====     ====
1994
Allowance for doubtful accounts.........    $247      $150       $101     $296
                                            ====      ====       ====     ====

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
  *3.1    Amended and Restated Articles of Incorporation of the Company
          (Incorporated by reference to respective exhibits to the Company's
          Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *3.2    Restated and Amended By-Laws of the Company (Incorporated by
          reference to respective exhibits to the Company's Prospectus filed
          February 7, 1994 in connection with the offering of the 8 1/2% Senior
          Notes due 2004).
  *4.1    Indenture between the Company and Integra Trust Company, National
          Association, as Trustee (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31,
          1993).
  *9.1    Stockholders' Agreement by and among Koppers Industries, Inc., KAP
          Investments, Inc., Cornerstone-Spectrum, Inc., APT Holdings
          Corporation and the Management Investors referred to therein, the most recent amendment dated as of August 16, 1995 (Incorporated by reference to respective exhibits to the Company's Amendment No. 1 to
          Form S-1 Registration Statement filed June 18, 1996 in
          connection.with the offering of 7,001,922 shares of Common Stock).
  *9.2    Stock Subscription Agreement dated as of December 26, 1988
          (Incorporated by reference to respective exhibits to the Company's
          Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.1    Asset Purchase Agreement, dated as of December 28, 1988, between the
          Company and Koppers Company, Inc. (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7,
          1994 in connection with the offering of the 8 1/2% Senior Notes due
          2004).
 *10.2    Asset Purchase Agreement Guarantee, dated as of December 28, 1988, provided by Beazer PLC (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.3    Credit Agreement, dated as of February 10, 1994 by and between the
          Company, the Banks from time to time parties thereto and Mellon Bank,
          N.A., as agent (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1993).
 *10.4    Revolving Credit Agreement, dated as of February 10, 1994, from the
          Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
          December 31, 1993).
 *10.5    Term Loan Agreement, dated as of February 10, 1994, from the Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
          December 31, 1993).
 *10.6    Retirement Plan of Koppers Industries, Inc. and Subsidiaries for
          Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.7    Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.8    Koppers Industries, Inc. Employee Savings Plan (Incorporated by
          reference to respective exhibits to the Company's Prospectus filed
          February 7, 1994 in connection with the offering of the 8 1/2% Senior
          Notes due 2004).
 *10.10   Koppers Industries, Inc. Survivor Benefit Plan (Incorporated by
          reference to respective exhibits to the Company's Prospectus filed
          February 7, 1994 in connection with the offering of the 8 1/2% Senior
          Notes due 2004).
          Koppers Industries, Inc. Stock Option Plan, as Restated and Amended
 *10.11   as of February 21, 1996.
 *10.12   Treatment Agreement CSX-Koppers dated as of December 15, 1988
          (Incorporated by reference to respective exhibits to the Company's
          Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
 *10.14   Bethlehem Steel Corporation Furnace Coke Sales Agreement dated as of
          May 1, 1990 (Incorporated by reference to the Company's Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2%
          Senior Notes due 2004).
 *10.15   LTV Steel Company, Inc. Coke Sales Agreement dated as of December 10,
          1993 (Incorporated by reference to the Company's Prospectus filed
          February 7, 1994 in connection with the offering of the 8 1/2% Senior
          Notes due 2004).
 *10.16   Alcoa/Koppers Solid Pitch Supply Agreement Warrick, Indiana;
          Rockdale, Texas; Point Comfort, Texas; and Wenatchee, Washington
          dated as of January 1, 1994 (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31,
          1993).
 *10.17   Koppers Industries, Inc. Voluntary Severance Plan (Incorporated by
          reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1994).
 *10.18   Employment Contract for Donald P. Traviss dated October 17, 1994
          (Incorporated by reference to respective exhibits to the Company's
          Form 10-K for the year ended December 31, 1995).
 *10.19   Employment Contract for Robert K. Wagner dated February 29, 1996
          (Incorporated by reference to respective exhibits to the Company's
          Form 10-K for the year ended December 31, 1995).
 *10.20   Standby Term Loan Note, dated as of March 31, 1995 from the Company to the Banks and Mellon Bank, N.A (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
          December 31, 1995).
 *10.21   Amendment to Standby Term Loan Note, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A (Incorporated by
          reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1995).
 *10.22   Amendment to Revolving Credit Notes, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A (Incorporated by
          reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1995).
 *10.23   Asset Purchase Agreement, dated as of March 11, 1996, between the
          Company and Aristech Chemicals Corporation (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
          December 31, 1995).
 *10.24   Term Loan Note, dated as of March 18, 1996 from the Company to the
          Banks and Mellon Bank, N.A (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31,
          1995).
 *10.25   Restated and Amended Employee Stock Option Plan (Incorporated by
          reference torespective exhibits to the Company's Amendment No. 1 to
          Form S-1 Registration Statement filed June 18, 1996 in
          connection.with the offering of 7,001,922 shares of Common Stock)
 *10.26   Employment contract for Donald N. Sweet dated August 1, 1996
          (Incorporated by reference to respective exhibits to the Company's
          Form 10-Q for the quarterly period ended September 30, 1996).
  10.27   Volume Treatment Agreement CSX-Koppers dated as of January 30, 1997.
  11.1    Statement Regarding Computation of Per Share Earnings.
 *21.1    Amended List of Subsidiaries of the Company (Incorporated by
          reference to respective exhibits to the Company's Amendment No. 1 to
          Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock)
  27.1    Financial Data Schedule

--------
*Previously filed.