Form 10-Q
period 1997-03-31
KOPPERS INDUSTRIES INC
filed 1997-04-23
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

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

                              436 SEVENTH AVENUE
                        PITTSBURGH, PENNSYLVANIA 15219
                                (412) 227-2001
                  (Addresses of principal executive offices)
             (Registrant's telephone number, including area code)

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

  Voting and Non-Voting Common Stock, par value $.01 per share, outstanding at April 10, 1997 amounted to 6,322,493 and 3,628,200 shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           KOPPERS INDUSTRIES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands except per share figures)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                               1997      1996
                                                           --------- ---------
                                                               (Unaudited)
Net sales................................................. $ 133,980 $ 126,701
Operating expenses:
  Cost of sales...........................................   115,222   111,247
  Depreciation and amortization...........................     5,902     4,943
  Selling, general and administrative.....................     6,755     6,256
                                                           --------- ---------
    Total operating expenses..............................   127,879   122,446
                                                           --------- ---------
Operating profit..........................................     6,101     4,255
  Equity in earnings of affiliates........................     1,990     1,791
  Litigation charges......................................        --    10,946
                                                           --------- ---------
Income (loss) before interest expense and provision for
 income taxes.............................................     8,091    (4,900)
Interest expense..........................................     4,145     3,734
                                                           --------- ---------
Income (loss) before income tax provision (benefit).......     3,946    (8,634)
Income tax provision (benefit)............................       556      (894)
                                                           --------- ---------
Net income (loss)......................................... $   3,390 $  (7,740)
                                                           ========= =========
Earnings (loss) per share of common stock................. $    0.37 $   (0.78)
                                                           ========= =========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                       MARCH 31,   DECEMBER 31,
                                                          1997        1996*
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash................................................  $   3,808   $   1,526
  Accounts receivable less allowance for doubtful
   accounts
   of $165 in 1997 and $164 in 1996...................     68,710      72,229
  Inventories:
    Raw materials.....................................     38,920      33,635
    Work in process...................................      3,049       3,168
    Finished goods....................................     44,698      44,090
    LIFO reserve......................................     (8,570)     (7,971)
                                                        ---------   ---------
      Total inventories...............................     78,097      72,922
  Other...............................................     12,588      13,589
                                                        ---------   ---------
    Total current assets..............................    163,203     160,266
Investments...........................................     54,545      55,373
Fixed assets..........................................    299,882     296,688
  Less: accumulated depreciation......................   (128,886)   (123,468)
                                                        ---------   ---------
    Net fixed assets..................................    170,996     173,220
Other assets..........................................     23,643      22,321
                                                        ---------   ---------
    Total assets......................................  $ 412,387   $ 411,180
                                                        =========   =========

--------
*Summarized from audited fiscal year 1996 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      (In thousands except shares figures)

                                                          MARCH 31,  DECEMBER 31,
                                                            1997        1996*
                                                         ----------- ------------
                                                         (Unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable....................................   $ 36,440     $ 37,255
   Accrued liabilities.................................     33,157       38,174
   Current portion of term loans.......................     12,149        7,149
                                                          --------     --------
     Total current liabilities.........................     81,746       82,578
 Long-term debt:
   Revolving credit....................................     45,500       43,000
   Term loans..........................................     49,698       49,735
   Senior Notes........................................    110,000      110,000
                                                          --------     --------
     Total long-term debt..............................    205,198      202,735
 Other long-term reserves..............................     47,537       47,804
                                                          --------     --------
     Total liabilities.................................    334,481      333,117
 Common stock subject to redemption....................     23,568       23,957
 Voting common stock, $.01 par value: 10,000,000 shares
  authorized,
  6,707,952 shares issued in 1997 and 1996.............         67           67
 Non-voting common stock $.01 par value: 10,000,000
  shares authorized,
  3,628,200 shares issued and outstanding in 1997 and
  1996.................................................         36           36
 Capital in excess of par value........................     11,675       11,675
 Retained earnings.....................................     48,663       45,813
 Cumulative translation adjustment.....................       (732)       2,181
 Treasury stock, at cost, 1,510,459 shares in 1997 and
  1,531,511 shares in 1996.............................     (5,371)      (5,666)
                                                          --------     --------
     Total liabilities and stockholders' equity........   $412,387     $411,180
                                                          ========     ========

--------
*Summarized from audited fiscal year 1996 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                                              THREE MONTHS
                                                             ENDED MARCH 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                                                               (Unaudited)
Cash used in operating activities.......................... $   (360) $ (5,428)
Cash used in investing activities:
  Capital expenditures.....................................   (3,492)   (6,647)
  Other....................................................       60      (107)
                                                            --------  --------
    Net cash used in investing activities..................   (3,432)   (6,754)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit.........................   36,250    65,500
  Repayments of revolving credit...........................  (28,750)  (26,500)
  Repayment of long-term debt..............................      (37)  (10,000)
  Payment of deferred financing costs......................     (103)       --
  Net purchases of voting common stock.....................     (540)     (532)
  Purchase of non-voting common stock......................       --   (12,250)
  Dividends on common stock................................     (746)     (838)
                                                            --------  --------
    Net cash provided by financing activities..............    6,074    15,380
                                                            --------  --------
Net increase (decrease) in cash............................    2,282     3,198
Cash at beginning of period................................    1,526     1,618
                                                            --------  --------
Cash at end of period...................................... $  3,808  $  4,816
                                                            ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest............................................... $  6,260  $ 15,843
    Income taxes........................................... $    968  $  2,315

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

  (1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

  (2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

  (3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

  (4) On April 1, 1996 the Company completed the acquisition of the coal chemical business of Aristech Chemical Corporation, which included a coal tar processing facility in Clairton, Pennsylvania. See Note 3 of the Notes to Consolidated Financial Statements on page 45 of the Company's 1996 Form 10-K.

  (5) The Company has a 50% investment in Koppers Australia Pty. Limited ("Koppers Australia") and accounts for this investment using the equity method. This investment is considered to be a significant subsidiary as defined by applicable SEC regulations. The following summarizes the income statement of this unconsolidated company:

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ----------------
                                                                 1997     1996
                                                                -------  -------
                                                                (In thousands)
 Net sales..................................................... $31,245  $28,469
 Costs and expenses:
   Cost of sales...............................................  24,655   21,652
   General and administrative..................................   2,552    2,680
                                                                -------  -------
                                                                 27,707   24,332
 Interest expense..............................................     215      201
 Equity income.................................................    (964)     810
 Income taxes..................................................     675    1,881
 Minority interest.............................................     333      313
                                                                -------  -------
 Net income.................................................... $ 1,852  $ 2,552
                                                                =======  =======
 Company's share of net income................................. $ 1,138  $ 1,100
                                                                =======  =======

(6) COMMITMENTS AND CONTINGENCIES


  Environmental Indemnity and Guarantee (See Note 11 of the Notes to Consolidated Financial Statements on page 53 of the Company's 1996 Form 10-K)


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

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
Beazer Limited unconditionally guaranteed Beazer East's performance of the indemnity pursuant to a guarantee (the "Guarantee"). However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, the Company may not have sufficient resources to meet such liabilities.

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

  The Jefferson County Department of Health ("Jefferson County") issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward, Alabama coke facility (the "Woodward

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
Facility") during the period May 26, 1992 through March 1, 1996. The Company and Jefferson County are currently negotiating a settlement agreement, pursuant to which the Company might be required to install monitoring and control equipment and institute operational changes. The present draft of the settlement agreement also proposes that the Company pay a civil penalty in the amount of $300,000, although the Company has not agreed to such amount. In addition, the Company has decided that it will permanently shut down Batteries No. 4A and No. 4B and idle one-half of Battery No. 5 at the Woodward Facility, resulting in a loss of approximately one-third of the production capacity. Recently, the United States Environmental Protection Agency ("EPA") sent a notice of violation to the Company covering the same issues that are being addressed in the settlement agreement negotiations. There can be no assurance that the resolution of this matter, including additional actions or penalties that might be required by the EPA, if any, will not have a material adverse effect on the business, financial condition and results of operations of the Company.

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

  The Pennsylvania Department of Environmental Protection ("PADEP") recently issued a notice of violation alleging that the boilers at the Monessen Facility are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company is currently installing additional equipment, modifying existing equipment and investigating additional methods to improve boiler performance. If these measures are not successful, the Company may have to install post-combustion control equipment and/or discuss plan approval modifications with PADEP. Resolution of the matter could have a negative effect on the business, financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters".

                           KOPPERS INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                             THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
NET SALES (In thousands):
  Carbon Materials & Chemicals............................ $ 58,277   $ 44,278
  Railroad & Utility Products.............................   53,516     54,205
  Coke Products...........................................   22,187     28,218
                                                           --------   --------
    Total................................................. $133,980   $126,701
                                                           ========   ========
SEGMENT SALES AS PERCENTAGE OF TOTAL:
  Carbon Materials & Chemicals............................     43.5%      34.9%
  Railroad & Utility Products.............................     39.9%      42.8%
  Coke Products...........................................     16.6%      22.3%
                                                           --------   --------
    Total.................................................    100.0%     100.0%
GROSS MARGIN BY SEGMENT:
  Carbon Materials & Chemicals............................     18.9%      14.5%
  Railroad & Utility Products.............................     13.9%      12.1%
  Coke Products...........................................      1.5%       8.8%
                                                           --------   --------
    Total.................................................     14.0%      12.2%
OPERATING MARGIN BY SEGMENT:
  Carbon Materials & Chemicals............................     11.3%       5.5%
  Railroad & Utility Products.............................      7.4%       5.2%
  Coke Products...........................................     (8.4%)      2.1%
  Corporate Unallocated Overhead..........................     (1.9%)     (1.3%)
                                                           --------   --------
    Total.................................................      4.6%       3.4%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

  Net Sales. Net sales for the three months ended March 31, 1997 were 5.7% higher than the same period in 1996, as higher net sales for Carbon Materials & Chemicals were partially offset by lower net sales for Coke Products. Net sales for Carbon Materials & Chemicals increased by 31.6% due to the acquisition of the Clairton facility in April 1996 coupled with an increase of 7.7% in phthalic anhydride ("PAA") prices in the first quarter of 1997. Net sales for Railroad & Utility Products decreased by 1.3% compared to the prior year quarter due to reductions in sales volumes of utility poles as well as a decline in sales volumes for crossties sold to commercial markets. Net sales for Coke Products decreased by 21.4% compared to the prior year period due to a significant reduction in sales volumes at the Woodward Facility primarily as the result of continued cutbacks in production and the shutdown of Battery No. 4 and the idling of one-half of Battery No. 5 in March 1997 (See "--Liquidity and Capital Resources--Environmental Matters").

                           KOPPERS INDUSTRIES, INC.


  Gross Profit. As a percent of net sales, gross profit increased to 14.0% in the first quarter of 1997 from 12.2% for the same period last year. This increase was due to increases in gross margin to 18.9% from 14.5% for Carbon Materials & Chemicals and to 13.9% from 12.1% for Railroad & Utility Products, partly offset by a decrease in gross margin to 1.5% from 8.8% for Coke Products. The increase in gross margin for Carbon Materials & Chemicals was the result of the acquisition of the Clairton facility coupled with a 7.7% increase in PAA prices. The increase in gross margin for Railroad & Utility Products was primarily due to the absence of expenses related to severe weather and labor disruptions which occurred in the first quarter of 1996. The reduction in gross margin for Coke Products was primarily the result of significantly higher costs per ton of coke produced at the Woodward Facility as the result of reduced volumes.

  Depreciation and Amortization. The increase in depreciation and amortization for the three months ended March 31, 1997 as compared to the prior year period was due primarily to the acquisition of the Clairton facility in April 1996.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1997 increased slightly to 5.0% of net sales from 4.9% of net sales in the same period last year, as higher expenses for employee benefits were offset by lower salary, consulting and legal expenses in 1997 as compared to the prior year period.

  Equity in Earnings of Affiliates. Equity in earnings of affiliates increased to $2.0 million for the three months ended March 31, 1997 from $1.8 million in the prior year period due primarily to higher earnings from KSA Limited Partnership, the Company's joint venture which produces railroad crossties made of concrete, as compared to the prior year period.

  Interest Expense. Interest expense increased $0.4 million in the first quarter of 1997 as compared to the prior year due to additional indebtedness related to the acquisition of the Clairton facility in April 1996.

  Income Taxes. The Company's effective income tax rate for the three months ended March 31, 1997 was 14.1% as compared to a benefit of (10.4)% in the prior year period primarily as the result of a net loss in the first quarter of 1996 due to litigation charges.

  Net Income. Net income for the three months ended March 31, 1997 compared to the same period last year increased by $11.1 million as the result of an $11 million pre-tax litigation charge in 1996, along with overall stronger business performance in 1997 as noted above.

  Earnings Per Share. Earnings per share of common stock for the three months ended March 31, 1997 were $0.37 compared to a loss per share of $(0.78) in the prior year period as the result of higher earnings in the first quarter of 1997 coupled with a reduction in weighted average common shares outstanding of approximately 670,000 shares as the result of purchases by the Company of its common stock.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1997 the Company had cash and cash equivalents of $3.8 million and $41.0 million of availability under the revolving credit facility for working capital purposes, subject to restrictions imposed under various debt covenants and the indenture related to the Company's long-term bonds. Restructuring and litigation charges incurred in 1996 resulted in restrictions at March 31, 1997 which limited availability under the revolving credit facility to $9.7 million.

  As of March 31, 1997 $8.5 million of commitments were utilized by outstanding standby letters of credit and there were $50.5 million in outstanding borrowings for working capital purposes.

                            KOPPERS INDUSTRIES, INC.


  Cash used by operating activities totaled $0.4 million for the three months ended March 31, 1997 compared to $5.4 million for the same period last year, as higher net income of $11.1 million in 1997 was partially offset by an increase in working capital in 1997 which was $4.8 million higher than the increase in working capital in the prior year.

  Capital expenditures were $3.5 million for the three months ended March 31, 1997 compared to $6.6 million for the same period last year, with the expenditures in 1996 due primarily to capital improvements at the Stickney PAA plant and the Monessen coke facility.

  Financing activities provided $6.1 million in cash for the three months ended March 31, 1997 compared to $15.4 million for the same period last year. Cash supplied by financing activities in 1996 reflects borrowings related to a $12.3 million purchase of non-voting common stock. See Note 5 of the Notes to Financial Statements on page 47 of the Company's 1996 Form 10-K.

 Environmental Matters

  From time to time, the Company is served with notices of violations and requests for information relating to environmental compliance matters at the various facilities it owns and operates. On June 12, 1996, PADEP issued a notice of violation in connection with alleged noncompliance with the terms of a consent order and agreement related to the Company's coke facility in Monessen, PA, alleging that the Company had not implemented the corrective actions required under the agreement in a timely fashion. PADEP has calculated that a stipulated penalty in the amount of $261,000 may be requested for the alleged untimely actions. The Company has completed the implementation of the corrective actions at issue and is in the process of conducting settlement negotiations with PADEP to agree upon the amount of the stipulated penalty which PADEP will request.

  Additionally, PADEP recently issued a notice of violation alleging that the boilers at the Monessen facility are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company is currently installing additional equipment, modifying existing equipment and investigating additional methods to improve boiler performance. If these measures are not successful, the Company may have to install post-combustion control equipment and/or discuss plan approval modifications with PADEP. Resolution of the matter could have a negative effect on the business, financial condition and results of operations of the Company.

  On October 21, 1996 the Company was served with an information request pursuant to Section 308 of the Clean Water Act from the EPA requesting information on waste water discharges from all facilities owned or operated by the Company. Although the Company responded to this request on November 20, 1996, there can be no assurance that the EPA will not require additional actions in connection with this request.

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

  Jefferson County issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward Facility. The Company and Jefferson County are currently negotiating a settlement agreement,

                            KOPPERS INDUSTRIES, INC.
pursuant to which the Company might be required to install monitoring and control equipment and institute operational changes. The present draft of the settlement agreement also proposes that the Company pay a civil penalty in the amount of $300,000, although the Company has not agreed to such amount. In addition, the Company has permanently shut down Battery No. 4 and has idled one-half of Battery No. 5, resulting in a loss of approximately one-third of production capacity. Recently, the EPA sent a notice of violation to the Company covering the same issues that are being addressed in the settlement agreement negotiations. There can be no assurance that the resolution of this matter, including additional actions or penalties that might be required by the EPA, if any, will not have a material adverse effect on the business, financial condition and results of operations of the Company.

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

  The Company currently owns or leases facilities at which there is contamination. At most of these facilities, the costs of substantially all investigative and cleanup activities are being paid for directly by the sellers of such facilities or their predecessors or successors pursuant to indemnity agreements between such entities and the Company. Although the Company believes that the sellers or their predecessors or successors will continue to pay such costs pursuant to these indemnity agreements, if the Company were required to pay such costs, it could have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity. See Note 11 of the Notes to Financial Statements on page 53 of the Company's 1996 Form 10-K.

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

                           KOPPERS INDUSTRIES, INC.

  On April 15, 1997, the Company received notice of the resignation of non-voting director Peter J. Statile ("Mr. Statile"). Mr. Statile's resignation was contained in a letter which stated that Mr. Statile was resigning, effective immediately, due to a disagreement about certain disclosures concerning the environmental Indemnity given by Beazer East and the Guarantee given by Beazer Limited of Beazer East's obligations under the Indemnity set forth in the Company's 1996 Form 10-K. In his letter Mr. Statile states that the information in the Form 10-K "misleadingly minimizes the financial risks to Koppers". Mr. Statile's letter, a copy of which is filed as an Exhibit to this Form 10-Q, should be read in conjunction with additional information provided in the Company's 1996 Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters". See also Note 11 of the Notes to Financial Statements on Page 53 of the Company's 1996 Form 10-K.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes in the status of legal proceedings as previously reported.

ITEM 5. OTHER INFORMATION

  Resignation of Registrant's Director.

  On April 15, 1997, Koppers Industries, Inc. (the "Company") received notice of the resignation of non-voting director Peter J. Statile ("Mr. Statile"). Mr. Statile's resignation was contained in a letter which stated that Mr. Statile was resigning, effective immediately, due to a disagreement about certain disclosures concerning the environmental Indemnity given by Beazer East and the Guarantee given by Beazer Limited of Beazer East's obligations under the Indemnity set forth in the Company's 1996 Form 10-K. In his letter Mr. Statile states that the information in the Form 10-K "misleadingly minimizes the financial risks to Koppers". Mr. Statile's letter, a copy of which is filed as an Exhibit to this Form 10-Q, should be read in conjunction with additional information provided in the Company's 1996 Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters". See also Note 11 of the Notes to Financial Statements on Page 53 of the Company's 1996 Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:
     11.  Statement Regarding Computation of Per Share Earnings.
     27.1 Financial Data Schedule
     99.  Letter of resignation from non-voting director Peter J. Statile dated
     April 15, 1997.
 (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                               (Registrant)

Date April 22, 1997                       /s/ Donald E. Davis
  ---------------------                   -------------------------------------
                                          Donald E. Davis,
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Principal Accounting Officer)