Form 10-Q
period 1997-06-30
KOPPERS INDUSTRIES INC
filed 1997-08-14
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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

                                Yes  X  No

  Voting and Non-Voting Common Stock, par value $.01 per share, outstanding at August 1, 1997 amounted to 6,289,758 and 3,628,200 shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands except per share figures)

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                           ------------------- -----------------
                                               1997      1996    1997     1996
                                           --------- --------- -------- --------
                                               (Unaudited)        (Unaudited)
Net sales................................  $ 157,559 $ 156,887 $291,539 $283,588
Operating expenses:
  Cost of sales..........................    132,311   130,173  247,533  241,421
  Depreciation and amortization..........      6,005     5,647   11,907   10,590
  Selling, general and administrative....      7,895     7,206   14,650   13,462
                                           --------- --------- -------- --------
    Total operating expenses.............    146,211   143,026  274,090  265,473
                                           --------- --------- -------- --------
Operating profit.........................     11,348    13,861   17,449   18,115
  Equity in earnings of affiliates.......      1,360     2,619    3,351    4,411
  Other expense..........................      1,414        --    1,414   10,946
                                           --------- --------- -------- --------
Income before interest expense and
 provision for income taxes..............     11,294    16,480   19,386   11,580
Interest expense.........................      4,188     4,624    8,333    8,358
                                           --------- --------- -------- --------
Income before provision for income taxes.      7,106    11,856   11,053    3,222
Provision for income taxes...............        760     1,133    1,316      239
                                           --------- --------- -------- --------
Net income...............................  $   6,346 $  10,723 $  9,737 $  2,983
                                           ========= ========= ======== ========
Earnings per share of common stock.......  $    0.69 $    1.14 $   1.05 $   0.30
                                           ========= ========= ======== ========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                        JUNE 30,   DECEMBER 31,
                                                          1997        1996*
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash................................................  $   2,789   $   1,526
  Accounts receivable less allowance for doubtful
   accounts
   of $165 in 1997 and $164 in 1996...................     79,164      72,229
  Inventories:
    Raw materials.....................................     29,814      33,635
    Work in process...................................      2,983       3,168
    Finished goods....................................     46,914      44,090
    LIFO reserve......................................     (9,510)     (7,971)
                                                        ---------   ---------
      Total inventories...............................     70,201      72,922
  Other...............................................     13,466      13,589
                                                        ---------   ---------
    Total current assets..............................    165,620     160,266
Investments...........................................     50,894      55,373
Fixed assets..........................................    303,931     296,688
  Less: accumulated depreciation......................   (134,099)   (123,468)
                                                        ---------   ---------
    Net fixed assets..................................    169,832     173,220
Other assets..........................................     22,259      22,321
                                                        ---------   ---------
    Total assets......................................  $ 408,605   $ 411,180
                                                        =========   =========

--------
*Summarized from audited fiscal year 1996 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      (In thousands except shares figures)

                                                         JUNE 30,   DECEMBER 31,
                                                           1997        1996*
                                                        ----------- ------------
                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $ 32,882     $ 37,255
  Accrued liabilities.................................     42,923       38,174
  Current portion of term loans.......................      8,150        7,149
                                                         --------     --------
    Total current liabilities.........................     83,955       82,578
Long-term debt:
  Revolving credit....................................     40,250       43,000
  Term loans..........................................     45,659       49,735
  Senior Notes........................................    110,000      110,000
                                                         --------     --------
    Total long-term debt..............................    195,909      202,735
Other long-term reserves..............................     46,375       47,804
                                                         --------     --------
    Total liabilities.................................    326,239      333,117
Common stock subject to redemption....................     23,427       23,957
Voting common stock, $.01 par value: 10,000,000 shares
 authorized,
 6,707,952 shares issued in 1997 and 1996.............         67           67
Non-voting common stock, $.01 par value: 10,000,000
 shares authorized,
 3,628,200 shares issued and outstanding in 1997 and
 1996.................................................         36           36
Capital in excess of par value........................     11,675       11,675
Retained earnings.....................................     54,353       45,813
Cumulative translation adjustment.....................     (1,678)       2,181
Treasury stock, at cost, 1,521,599 shares in 1997 and
 1,531,511 shares in 1996.............................     (5,514)      (5,666)
                                                         --------     --------
    Total liabilities and stockholders' equity........   $408,605     $411,180
                                                         ========     ========

--------
*Summarized from audited fiscal year 1996 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                                (Unaudited)
Cash provided by operating activities....................... $ 17,789  $ 11,216
Cash used in investing activities:
  Acquisitions and related capital expenditures.............       --   (39,174)
  Capital expenditures......................................   (8,117)  (11,404)
  Other.....................................................      109        --
                                                             --------  --------
    Net cash used in investing activities...................   (8,008)  (50,578)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit..........................   67,000    99,750
  Repayments of revolving credit............................  (69,750)  (66,750)
  Repayment of long-term debt...............................   (3,075)  (12,000)
  Proceeds from long-term debt..............................       --    35,000
  Payment of deferred financing costs.......................     (466)     (620)
  Purchases of voting common stock..........................     (732)   (1,824)
  Purchase of non-voting common stock.......................       --   (12,250)
  Dividends on common stock.................................   (1,495)   (1,579)
                                                             --------  --------
    Net cash provided by (used in) financing activities.....   (8,518)   39,727
                                                             --------  --------
Net increase in cash........................................    1,263       365
Cash at beginning of period.................................    1,526     1,618
                                                             --------  --------
Cash at end of period....................................... $  2,789  $  1,983
                                                             ========  ========

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

  (4) Second quarter 1997 results include a $1.4 million charge to other expense for the write-off of deferred expenses related to an Initial Public Offering which was withdrawn in the second quarter.

  (5) Second quarter 1997 results include $0.8 million of severance charges related to the resignation of the President and Chief Executive Officer of the Company (see Item 5).

  (6) The Company has a 50% investment in Koppers Australia Pty. Limited and accounts for this investment using the equity method. This investment is considered to be a significant subsidiary as defined by applicable SEC regulations. The following summarizes the income statement of this unconsolidated company:

                                                THREE MONTHS      SIX MONTHS
                                               ENDED JUNE 30,   ENDED JUNE 30,
                                               ---------------  ---------------
                                                1997    1996     1997    1996
                                               ------- -------  ------- -------
                                               (In thousands)   (In thousands)
Net sales..................................... $32,210 $34,824  $63,455 $63,293
Costs and expenses:
Cost of sales.................................  24,804  24,996   49,459  46,649
General and administrative....................   3,226   2,814    5,778   5,493
                                               ------- -------  ------- -------
  Total costs and expenses....................  28,030  27,810   55,237  52,142
Interest expense..............................      71     218      286     419
Equity income.................................   1,737    (774)     773      36
Income taxes..................................   1,903   2,248    2,578   4,129
Other.........................................     698      --      698      --
Minority interest.............................     398     374      731     688
                                               ------- -------  ------- -------
  Net income.................................. $ 2,847 $ 3,400  $ 4,698 $ 5,951
                                               ======= =======  ======= =======
  Company's share of net income............... $   629 $ 1,172  $ 1,767 $ 2,978
                                               ======= =======  ======= =======

 Environmental Indemnity and Guarantee

  (7) The facilities of the Company are subject to a number of federal, state and local laws and regulations governing, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. These laws and regulations are subject to frequent amendment. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. In addition, it is possible that the Company may face third-party claims for cleanup or for injuries resulting from contamination. Under the terms of the asset purchase agreement

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
between Koppers Industries, Inc. and Koppers Company, Inc., (now known as Beazer East, Inc.) at the formation of the Company in 1988 (the "Asset Purchase Agreement") Beazer East, Inc. ("Beazer East") assumed the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as third-party claims arising from such past contamination (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the indemnity pursuant to a guarantee (the "Guarantee"). However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, the Company may not have sufficient resources to meet such liabilities.

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

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

Other Environmental Matters

  The Jefferson County Department of Health ("Jefferson County") issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward, Alabama coke facility (the "Woodward Facility") during the period May 26, 1992 through March 1, 1996. Additionally, the Company had previously notified Jefferson County, the State of Alabama and the United States Environmental Protection Agency ("EPA") that certain benzene abatement equipment had not been operational for several months. The Company and Jefferson County have negotiated a settlement agreement, pursuant to which the Company will be required to install monitoring and control equipment. The settlement agreement also requires the Company to pay a civil penalty in the amount of $450,000 in full settlement of both the coke oven and benzene equipment violations. As regards both violations, the Company has been implementing corrective actions, and the facility is currently operating as required. However, there can be no assurance that the resolution of this matter, including additional actions or penalties that might be required by the EPA, if any, will not have a material adverse effect on the business, financial condition and results of operations of the Company.

  Counsel and independent investigators have conducted a complete and thorough examination at the Woodward Facility. The investigation determined that certain reports and records contained incomplete and inaccurate information and that certain reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities; however, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third party litigation and there can be no assurances that the resolution of these matters will not have a material adverse effect on the business, financial condition and results of operations of the Company.

  The Pennsylvania Department of Environmental Protection ("PADEP") previously issued a notice of violation alleging that the boilers at the Monessen Facility are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company is currently modifying existing equipment and investigating additional methods to improve boiler performance, as well as discussing plan approval modifications with PADEP. Resolution of the matter could have a negative effect on the business, financial condition and results of operations of the Company.

                           KOPPERS INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                      JUNE 30,               JUNE 30,
                                 ---------------------   -------------------
                                     1997        1996      1997       1996
                                 ---------   ---------   --------   --------
NET SALES (Dollars in
 thousands):
  Carbon Materials & Chemicals.. $  64,778   $  66,301   $123,055   $110,579
  Railroad & Utility Products...    67,626      66,004    121,142    120,209
  Coke Products.................    25,155      24,582     47,342     52,800
                                 ---------   ---------   --------   --------
    Total....................... $ 157,559   $ 156,887   $291,539   $283,588
SEGMENT SALES AS PERCENTAGE OF
 TOTAL:
  Carbon Materials & Chemical...      41.1%       42.2%      42.2%      39.0%
  Railroad & Utility Products...      42.9%       42.1%      41.6%      42.4%
  Coke Products.................      16.0%       15.7%      16.2%      18.6%
                                 ---------   ---------   --------   --------
    Total.......................     100.0%      100.0%     100.0%     100.0%
GROSS MARGIN BY SEGMENT:
  Carbon Materials & Chemicals..      22.1%       22.2%      20.6%      19.1%
  Railroad & Utility Products...      14.8%       14.9%      14.4%      13.6%
  Coke Products.................       3.7%        9.0%       2.7%       8.9%
                                 ---------   ---------   --------   --------
    Total.......................      16.0%       17.0%      15.1%      14.9%
OPERATING MARGIN BY SEGMENT:
  Carbon Materials & Chemicals..      15.0%       15.5%      13.3%      11.5%
  Railroad & Utility Products...       9.7%        9.6%       8.6%       7.6%
  Coke Products.................      (4.7%)       1.3%      (6.4%)      1.7%
  Corporate Unallocated
   Overhead.....................      (2.4%)      (1.8%)     (2.2%)     (1.5%)
                                 ---------   ---------   --------   --------
    Total.......................       7.2%       10.0%       6.0%       6.4%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996.

  Net Sales. Net sales for the three months ended June 30, 1997 were 0.4% higher than the same period in 1996. Net sales for Carbon Materials & Chemicals decreased by 2.3% due primarily to the expiration of a light oil sales agreement in 1997. The effect of the elimination of light oil sales was offset to some extent by increases in volumes and pricing for phthalic anhydride ("PAA"). Net sales for Railroad & Utility Products increased by 2.5% compared to the prior year quarter due to a 3.8% increase in sales volumes for railroad crossties. Net sales for Coke Products increased by 2.3% as lower sales at the Woodward Facility as a result of capacity rationalization in 1997 were more than offset by the suspension of shipments to certain customers in 1996.

  Gross Profit. As a percent of net sales, gross profit decreased to 16.0% in the second quarter of 1997 from 17.0% for the same period last year. This decrease was due primarily to a decrease in gross margins to 3.7% from 9.0% for Coke Products due to lower production at the Woodward Facility as the result of capacity rationalization, coupled with credits issued to customers related to quality problems for prior periods. Additionally, pricing for coke decreased 2.1% compared to the prior year quarter. Gross margins decreased slightly to 22.1% from 22.2% for Carbon Materials & Chemicals, as a 2.6% reduction in volumes for carbon

                           KOPPERS INDUSTRIES, INC.

pitch was offset by increases in volumes and pricing for PAA of 12.3% and 5.0%, respectively. Gross margin decreased slightly to 14.8% from 14.9% for Railroad & Utility Products due in part to a reduction in volumes of 7.4% for utility poles as compared to the prior year, resulting in higher unit costs due to fixed cost absorption.

  Depreciation and Amortization. The increase in depreciation and amortization for 1997 as compared to the prior year was due to the normal incremental effect of the Company's ongoing capital expenditure program.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 1997 increased to 5.0% of net sales from 4.6% of net sales in the same period last year primarily as a result of $0.8 million of severance charges in 1997.

  Equity in Earnings of Affiliates. Equity earnings for the second quarter of 1997 were $1.2 million lower than the prior year period primarily as a result of lower earnings from Koppers Australia Pty. Limited.

  Other Expense. Other expense for the second quarter of 1997 consisted of the write-off of deferred expenses related to an Initial Public Offering ("IPO") which was withdrawn in the second quarter.

  Interest Expense. Interest expense decreased $0.4 million in the second quarter of 1997 as compared to the prior year as the result of lower interest rates and debt levels as compared to 1996.

  Income Taxes. The Company's effective income tax rate for the three months ended June 30, 1997 remained relatively stable at 10.7% as compared to 9.6% in the prior year period, with the difference from the statutory rate due primarily to projected tax credits for the Monessen, Pennsylvania coke facility.

  Net Income. Net income for the three months ended June 30, 1997 compared to the same period last year decreased as the result of $1.9 million in severance and IPO cost write-offs, lower profit for the Coke Products business, and a $1.4 million reduction in equity income as compared to the prior year.

  Earnings per Share. Earnings per share for the three months ended June 30, 1997 amounted to $0.69 as compared to $1.14 in the prior year period as lower earnings in 1997 more than offset the reduction in shares outstanding resulting from the Company's purchase of 1,050,000 shares of common stock in 1996. See Note 5 on page 47 of the Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

  Net Sales. Net sales for the six months ended June 30, 1997 were 2.8% higher than the same period in 1996. Net sales for Carbon Materials & Chemicals increased by 11.3% due primarily to sales from the Clairton, Pennsylvania facility acquired in April, 1996 coupled with increases in volumes and prices for PAA of 10.3% and 6.4%, respectively. The increase in net sales of 0.8% for Railroad & Utility Products was due to higher railroad crosstie revenues, which more than offset a 5.8% reduction in sales volumes for utility poles. Net sales for Coke Products decreased by 4.9% due to lower production and shipments primarily as the result of capacity rationalization at the Woodward Facility.

  Gross Profit. As a percent of net sales, gross profit increased to 15.1% for the six months ended June 30, 1997 from 14.9% for the same period last year. Gross margin for Carbon Materials & Chemicals increased to 20.1% from 19.6% in the prior year primarily as the result of increases in volumes and pricing of PAA in 1997 as noted above. Gross margin for Railroad & Utility Products increased to 14.4% from 13.6% in the prior year primarily as the result of higher revenues for railroad crossties. Gross margin for Coke Products decreased to 2.7% from 8.9% due to higher unit costs incurred as the result of reduced production at the Woodward Facility, coupled with costs associated with quality problems resulting in returned material and credits issued to customers.

                           KOPPERS INDUSTRIES, INC.

  Depreciation and Amortization. The increase in depreciation and amortization for the six months ended June 30, 1997 as compared to the prior year was due primarily to the acquisition of the Clairton tar distillation facility in April 1996.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 1997 increased to 5.0% of net sales from 4.7% of net sales in the same period last year as lower expenses for legal and consulting services were more than offset by increases in employee benefits and severance charges in 1997.

  Equity in Earnings of Affiliates. Equity earnings for the six months ended June 30, 1997 were $1.0 million lower than the prior year period primarily as a result of lower earnings from Koppers Australia Pty. Limited.

  Other Expense. Other expense for the six months ended June 30, 1997 consisted of the write-off of deferred expenses related to an IPO which was withdrawn in the second quarter. Other expense for the prior year period consisted of a litigation charge related to products sold by the Company's predecessor. See Note 11 on page 55 of the Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K.

  Income Taxes. The Company's effective income tax rate for the six months ended June 30, 1997 was 11.9% as compared to 7.4% in the prior year period due to lower income in 1996 as the result of litigation charges.

  Net Income. Net income for the six months ended June 30, 1997 as compared to the prior year increased by $6.7 million due primarily to a pretax charge of approximately $11 million related to litigation in the first quarter of 1996.

  Earnings per Share. Earnings per share for the six months ended June 30, 1997 amounted to $1.05 as compared to $0.30 in the prior year period as the result of higher earnings in 1997 combined with the reduction in shares outstanding resulting from the Company's purchase of 1,050,000 shares of common stock in 1996. See Note 5 on page 47 of the Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K. Excluding the write-off of IPO costs and the severance charges in 1997, and the litigation charges in 1996, earnings per share would have been $1.25 in 1997 compared to $1.21 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1997 the Company had cash and cash equivalents of $2.8 million and $51.3 million of availability under the revolving credit facility for working capital purposes, subject to restrictions imposed under various debt covenants and the indenture related to the Company's long-term bonds. However, restructuring charges incurred in 1996 resulted in restrictions at June 30, 1997 limiting availability under the revolving credit facility to $4.5 million. As of June 30, 1997, $8.5 million of commitments were utilized by outstanding standby letters of credit and there were $40.3 million in outstanding borrowings for working capital purposes.

  Cash provided by operating activities totaled $17.8 million for the six months ended June 30, 1997 compared to $11.2 million for the same period last year due to a net decrease in working capital of $8.9 million as compared to the prior year, excluding the effect of an $11.0 million provision for a legal judgment in 1996.

  Capital expenditures were $8.1 million for the six months ended June 30, 1997 versus $11.4 million (excluding acquisitions) for the same period last year, with the decrease in 1997 due primarily to significant 1996 capital improvements at the Stickney PAA plant and the Monessen coke facility. In April 1996 the Company purchased the coal chemical business of Aristech Chemical Corporation located in Clairton, Pennsylvania for approximately $40 million cash and the assumption of certain liabilities. See Note 3 on page 45 of the Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K.

                           KOPPERS INDUSTRIES, INC.

  Financing activities utilized $8.5 million in cash for the six months ended June 30, 1997 compared to providing $39.7 million for the same period last year. Cash used in 1997 included approximately $6 million of debt repayment; cash supplied by financing activities in 1996 was the result of the $35.0 million term loan for the Clairton acquisition coupled with a net increase of $33.0 million in the revolving credit facility, used in part to provide for a $12.0 million term loan repayment and a $12.3 million purchase of non-voting common stock of the Company. See Note 5 on page 47 of the Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K.

 Environmental Matters

  From time to time, the Company is served with notices of violations and requests for information relating to environmental compliance matters at the various facilities it owns and operates. On June 12, 1996, PADEP issued a notice of violation in connection with alleged noncompliance with the terms of a consent order and agreement related to the Company's coke facility in Monessen, Pennsylvania, alleging that the Company had not implemented the corrective actions required under the agreement in a timely fashion. PADEP has calculated that a stipulated penalty in the amount of $261,000 may be requested for the alleged untimely actions. The Company has completed the implementation of the corrective actions at issue and is in the process of conducting settlement negotiations with PADEP to agree upon the amount of the stipulated penalty which PADEP will request.

  Additionally, PADEP recently issued a notice of violation alleging that the boilers at the Monessen facility are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company is currently modifying existing equipment and investigating additional methods to improve boiler performance, as well as discussing plan approval modifications with PADEP. Resolution of the matter could have a negative effect on the business, financial condition and results of operations of the Company.

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

  In September 1996 the Company was served with a notice of violation from the IEPA relating to 15 releases of hazardous materials which occurred at or from its facility located in Stickney, Illinois between January 24, 1990 and May 3, 1996. The Company has entered into negotiations with the IEPA to conduct a limited investigation regarding four of the releases to determine whether there were environmental impacts as a result of these releases. Although the Company believes that all such releases were remediated when they occurred and has entered into negotiations with the IEPA to resolve this matter, there can be no assurance that the IEPA will not require additional actions in connection with this matter.

  Jefferson County issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward Facility during the period May 26, 1992 through March 1, 1996. Additionally, the Company had previously notified Jefferson County, the State of Alabama and the EPA that certain benzene abatement equipment had not been operational for several months. The Company and Jefferson County have negotiated a settlement agreement, pursuant to which the Company will be required to install monitoring and control equipment. The settlement agreement also requires the Company to pay a civil penalty in the amount of $450,000 in full settlement of both the coke oven and benzene emissions violations. As regards both types of emissions, the Company has been implementing corrective actions, and the facility is currently operating as required. However, there can be no assurance that the resolution of this matter, including additional actions or penalties that might be required by the EPA, if any, will not have a material adverse effect on the business, financial condition and results of operations of the Company.

                           KOPPERS INDUSTRIES, INC.

  Counsel and independent investigators have conducted a complete and thorough examination at the Woodward Facility. The investigation determined that certain reports and records contained incomplete and inaccurate information and that certain reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities; however, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third party litigation and there can be no assurances that the resolution of these matters will not have a material adverse effect on the business, financial condition and results of operations of the Company.

  The Company has recently taken steps to improve its environmental compliance program, including an increase in the frequency and scope of environmental audits, as well as additional staffing. The Company believes these steps will reduce the magnitude and frequency of environmental problems in the future.

  The Company currently owns or leases facilities at which there is contamination. At most of these facilities, the costs of substantially all investigative and cleanup activities are being paid for directly by the sellers of such facilities or their predecessors or successors pursuant to indemnity agreements between such entities and the Company. Although the Company believes that the sellers or their predecessors or successors will continue to pay such costs pursuant to these indemnity agreements, if the Company were required to pay such costs, it could have a material adverse effect on the Company's financial condition, results of operations, cash flow and liquidity. See Note 11 of the Notes to Consolidated Financial Statements on page 53 of the Company's 1996 Form 10-K.

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

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitment under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company has been informed by Beazer East that for the last three years amounts paid by Beazer East under the

                           KOPPERS INDUSTRIES, INC.

Indemnity have averaged approximately $13 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition and results of operations of the Company. Furthermore, if the Company were required to record a contingent liability in respect of matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

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

 Status of Restructuring Reserves

  Reserves related to restructuring charges of $15.5 million in 1996 amounted to $9.5 million at June 30, 1997, comprised of $3.6 million of machinery & equipment write-downs, $1.6 million of severance charges and $4.3 million of tank cleaning, dismantling and other expenses related to plant closings.

 Impact of Recently Issued Accounting Standards

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for the six months ended June 30, 1997 and June 30, 1996 is not expected to be material.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes in the status of legal proceedings as previously reported.

ITEM 5. OTHER INFORMATION

  On June 10, 1997 Donald P. Traviss, President and Chief Executive Officer, resigned from the Company. In July 1997 Mr. Traviss received a lump sum payment of approximately $0.8 million in lieu of salary, vacation pay, pension benefit and all other benefits as part of his agreement with the Company. In addition, the Company redeemed all of Mr. Traviss' common stock and stock options, which amounted to an additional payment of approximately $0.4 million. Robert K. Wagner, Chairman of the Board of Directors and former President and Chief Executive Officer, has been appointed as interim Chief Executive Officer until the Company names a replacement for Mr. Traviss.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:
     10.28  Agreement Letter from Counsel to Donald P. Traviss
     11.    Statement Regarding Computation of Per Share Earnings.
     27.1   Financial Data Schedule
 (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                               (Registrant)

Date     8/14/97                          /s/ Donald E. Davis
    -------------------                   -------------------------------------
                                          Donald E. Davis,
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Principal Accounting Officer)