Form 10-Q
period 1997-09-30
KOPPERS INDUSTRIES INC
filed 1997-10-30
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the Quarterly Period Ended September 30, 1997

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

                                Yes  X  No

  Voting and Non-Voting Common Stock, par value $.01 per share, outstanding at October 24, 1997 amounted to 6,287,407 and 2,277,380 shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands except per share figures)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                      --------------------  ------------------
                                          1997       1996     1997      1996
                                      ---------  ---------  --------  --------
                                          (Unaudited)          (Unaudited)
Net sales............................ $ 160,721  $ 159,922  $452,260  $443,510
Operating expenses:
  Cost of sales......................   133,293    133,070   380,825   374,491
  Depreciation and amortization......     6,001      5,708    17,908    16,298
  Selling, general and
   administrative....................     6,909      7,917    21,559    21,379
  Restructuring charges..............        --     10,071        --    10,071
                                      ---------  ---------  --------  --------
    Total operating expenses.........   146,203    156,766   420,292   422,239
                                      ---------  ---------  --------  --------
Operating profit.....................    14,518      3,156    31,968    21,271
  Equity in earnings of affiliates...     1,346      2,016     4,696     6,427
  Other income (expense).............        --        823    (1,414)  (10,123)
                                      ---------  ---------  --------  --------
Income before interest expense and
 provision for income taxes..........    15,864      5,995    35,250    17,575
Interest expense.....................     4,054      4,104    12,387    12,462
                                      ---------  ---------  --------  --------
Income before income tax provision
 (benefit)...........................    11,810      1,891    22,863     5,113
Income tax provision (benefit).......      (612)      (653)      704      (414)
                                      ---------  ---------  --------  --------
Net income........................... $  12,422  $   2,544  $ 22,159  $  5,527
                                      =========  =========  ========  ========
Earnings per share of common stock... $    1.34  $    0.27  $   2.40  $   0.57
                                      =========  =========  ========  ========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997         1996*
                                                      ------------- ------------
                                                       (Unaudited)
 ASSETS
 Current assets:
   Cash..............................................   $     491    $   1,526
   Accounts receivable less allowance for doubtful
    accounts
    of $148 in 1997 and $359 in 1996.................      75,471       72,229
   Inventories:
     Raw materials...................................      32,510       33,635
     Work in process.................................       2,673        3,168
     Finished goods..................................      42,036       44,090
     LIFO reserve....................................     (10,111)      (7,971)
                                                        ---------    ---------
       Total inventories.............................      67,108       72,922
   Other.............................................      12,833       13,589
                                                        ---------    ---------
     Total current assets............................     155,903      160,266
 Investments.........................................      49,624       55,373
 Fixed assets........................................     308,174      296,688
   Less: accumulated depreciation....................    (139,767)    (123,468)
                                                        ---------    ---------
     Net fixed assets................................     168,407      173,220
 Other assets........................................      21,989       22,321
                                                        ---------    ---------
     Total assets....................................   $ 395,923    $ 411,180
                                                        =========    =========

--------
*Summarized from audited fiscal year 1996 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                      (In thousands except shares figures)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997         1996*
                                                     ------------- ------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $ 35,809      $ 37,255
  Accrued liabilities...............................     31,507        38,174
  Current portion of term loans.....................      8,242         7,149
                                                       --------      --------
    Total current liabilities.......................     75,558        82,578
Long-term debt:
  Revolving credit..................................     26,000        43,000
  Term loans........................................     45,530        49,735
  Senior Notes......................................    110,000       110,000
                                                       --------      --------
    Total long-term debt............................    181,530       202,735
Other long-term reserves............................     47,355        47,804
                                                       --------      --------
    Total liabilities...............................    304,443       333,117
Common stock subject to redemption..................     22,940        23,957
Voting common stock, $.01 par value: 10,000,000
 shares authorized,
 6,707,952 shares issued in 1997 and 1996...........         67            67
Non-voting common stock, $.01 par value: 10,000,000
 shares authorized, 3,628,200 shares issued and
 outstanding in 1997 and 1996.......................         36            36
Capital in excess of par value......................     11,675        11,675
Retained earnings...................................     66,230        45,813
Cumulative translation adjustment...................     (3,589)        2,181
Treasury stock, at cost, 1,548,335 shares in 1997
 and 1,531,511 shares in 1996.......................     (5,879)       (5,666)
                                                       --------      --------
    Total liabilities and stockholders' equity......   $395,923      $411,180
                                                       ========      ========

--------
*Summarized from audited fiscal year 1996 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                               (Unaudited)
Cash provided by operating activities..................... $  35,563  $  31,688
Cash used in investing activities:
  Acquisitions and related capital expenditures...........        --    (39,331)
  Capital expenditures....................................   (12,999)   (16,134)
  Other...................................................       623        312
                                                           ---------  ---------
    Net cash used in investing activities.................   (12,376)   (55,153)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit........................   101,500    124,750
  Repayments of revolving credit..........................  (118,500)  (109,250)
  Repayment of long-term debt.............................    (3,111)   (12,030)
  Proceeds from long-term debt............................        --     35,950
  Payment of deferred financing costs.....................      (486)    (1,081)
  Purchases of voting common stock........................    (1,381)    (1,811)
  Purchase of non-voting common stock.....................        --    (12,250)
  Dividends on common stock...............................    (2,244)    (2,336)
                                                           ---------  ---------
    Net cash provided by (used in) financing activities...   (24,222)    21,942
                                                           ---------  ---------
Net increase (decrease) in cash...........................    (1,035)    (1,523)
Cash at beginning of period...............................     1,526      1,618
                                                           ---------  ---------
Cash at end of period..................................... $     491  $      95
                                                           =========  =========

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

  (4) On October 15, 1997 Cornerstone-Spectrum, Inc., ("Cornerstone") sold 2,117,952 shares of voting common stock and 1,815,000 shares of non-voting common stock in the Registrant for $52.5 million. The shares were sold through a group of management investors of the Company (the "Management Investors") and KAP Investments, Inc. ("KAP"), a wholly-owned subsidiary of Koppers Australia Pty. Limited ("Koppers Australia"), to the Registrant, Saratoga Partners III, L.P., a private investment fund ("Saratoga"), and Saratoga Koppers Funding, Inc. ("Saratoga Koppers"). The purchase of shares was an exercise of a right of first refusal granted to existing shareholders in the Company's stockholders' agreement which was part of the formation of the Company in 1988 (the "Stockholders' Agreement"). As a result of the sale of shares by Cornerstone, and in accordance with the terms of the Stockholders' Agreement, the Cornerstone director, Brian C. Beazer, tendered his resignation from the Board of Directors of the Company. The Management Investors and Koppers Australia intend to use the shares to repay certain loans obtained to finance the transaction. See Item 5 for additional information regarding "Change of Control".

  (5) On October 8, 1997 the Company announced that it had entered into a definitive agreement with the Broken Hill Proprietary Company Limited located in Melbourne, Australia ("Broken Hill") to acquire its 50% interest in Koppers Australia, which will result in Koppers Australia being a wholly-owned subsidiary of the Company. The purchase, with an estimated purchase price of $65 million, is expected to be completed in the fourth quarter of 1997.

  (6) The Company has issued a cash tender offer and consent solicitation relating to all of the Company's $110 million 8 1/2% Senior Notes due 2004 (the "Notes"). The tender offer is part of the Company's overall plan of recapitalization (the "Recapitalization"). At the expiration of the tender offer the remaining steps of the Recapitalization will be completed, including: (i) the acquisition by the Company of the 50% of Koppers Australia not owned by it; (ii) the repayment in full of the Company's existing bank credit facilities; and (iii) the redemption by the Company of a portion of the shares of common stock held by certain existing investors, including a portion of such shares held by the Management Investors. Financing for the Recapitalization will be provided by a new senior credit facility and by a contemporaneous offering of senior subordinated notes of the Company pursuant to Rule 144A.

  (7) The Company has a 50% investment in Koppers Australia and accounts for this investment using the equity method. This investment is considered to be a significant subsidiary as defined by applicable SEC regulations. The following summarizes the income statement of this currently unconsolidated company:

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------- ------------------
                                              1997      1996     1997      1996
                                          --------- --------- -------- ---------
                                            (In thousands)      (In thousands)
Operating revenues....................... $  31,867 $  37,462 $ 95,322 $ 100,755
Costs and expenses:
Cost of sales............................    24,351    31,506   73,810    78,155
General and administrative...............     2,968     2,946    8,746     8,439
                                          --------- --------- -------- ---------
  Total costs and expenses...............    27,319    34,452   82,556    86,594
Interest expense.........................       143       299      430       717
Equity income............................     1,732     2,066    2,505     2,102
Income taxes.............................     1,901       895    4,479     5,024
Other....................................       280        --      978        --
Minority interest........................       339       153    1,070       841
                                          --------- --------- -------- ---------
  Net income............................. $   3,617 $   3,729 $  8,314 $   9,681
                                          ========= ========= ======== =========
  Company's share of net income.......... $     702 $   1,511 $  2,469 $   3,938
                                          ========= ========= ======== =========

 Environmental Indemnity and Guarantee

  (8) The facilities of the Company are subject to a number of federal, state and local laws and regulations governing, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. These laws and regulations are subject to frequent amendment. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. In addition, it is possible that the Company may face third-party claims for cleanup or for injuries resulting from contamination. Under the terms of the asset purchase agreement between Koppers Industries, Inc. and Koppers Company, Inc. at the formation of the Company in 1988 (the "Asset Purchase Agreement") Beazer East, Inc. ("Beazer East") assumed the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as third-party claims arising from such past contamination (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, the Company may not have sufficient resources to meet such liabilities.

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

  The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $13 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition and results of operations of the Company.

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
Furthermore, if the Company were required to record a contingent liability in respect of matters covered by the Indemnity on its balance sheet the result could be that the Company would have significant negative net worth.

  In addition, Beazer East is presently defending certain toxic tort actions arising from the pre-Closing operation of assets which the Company acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

  The Company recently evaluated the environmental liabilities related to the manufacturing sites acquired by the Company at its formation in 1988. The evaluation was based on a report prepared by an independent consultant, which utilized site-specific public information to the extent available, as supplemented by (among other things) its technical knowledge and expertise, published resources regarding costing of remediation techniques and specified technical cost and regulatory assumptions. The evaluation and report estimated that approximately $111.1 million would be expended at these sites for environmental remediation during the period of 1998 to 2042. The Company estimates that approximately $92.9 million of this amount is covered under the Indemnity, that the Company is responsible for $135,000, and that identified third parties are responsible for the remaining $18.1 million. There can be no assurance, however, that the actual liabilities associated with the investigation, cleanup and closure of these sites will not exceed this estimate. The factors that could positively or negatively affect the estimate include: new information about the contamination at these sites that is contrary to previous assumptions, new interpretations of existing environmental laws, new environmental laws, enforcement policies of regulatory authorities, and technological advancements in environmental remediation practices. Further, in the event that Beazer East and Beazer Limited do not fulfill their commitments under the Indemnity and the Guarantee, respectively, the Company may be required to pay costs that would have a material adverse effect on the business, financial condition, cash flow, and results of operations of the Company.

 Other Environmental Matters

  The Jefferson County Department of Health ("Jefferson County") issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward, Alabama coke facility (the "Woodward Facility") during the period May 26, 1992 through March 1, 1996. On February 14, 1997 the United States Environmental Protection Agency ("EPA") issued a notice of violation covering the same issues that were raised in the Jefferson County notice of violation. Thereafter, the Company discovered that certain benzene abatement equipment at the Woodward Facility had not been operational for several months. Following a preliminary investigation, the Company also discovered that certain environmental reports and records contained incomplete and inaccurate information and that certain environmental reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities, and the environmental reporting status of the Woodward Facility has been brought up to date by the Company. Counsel and independent investigators have been retained to conduct a complete and thorough investigation. While the benzene abatement equipment has been returned to service, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third party lawsuits. The Company and Jefferson County have negotiated a settlement agreement, pursuant to which the Company might be required to install monitoring and control equipment and institute operational changes. In addition, the Company has permanently shut down batteries 4A, 4B and 5 at the Woodward Facility. The settlement agreement includes both the original Jefferson County notice of violation and the self-reported benzene abatement violations. The settlement agreement, in addition to the changes listed

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
above, also requires the Company to pay a civil penalty in the amount of $450,000 to Jefferson County, which sum has been paid. There can be no assurance that the settlement with Jefferson County will deter the EPA from pursuing its notice of violation and that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition and results of operations of the Company.

  During the investigation of the Woodward Facility described above, it was also discovered that certain environmental records and reports relating to discharges of treated process water and treated storm water contained incomplete and inaccurate information. Corrected reports have been submitted to the State of Alabama and the EPA. While no notice of violation has been issued in connection with this matter, it is believed likely that a notice of violation will be issued and substantial penalties may be sought by the State of Alabama or the EPA.

  The Pennsylvania Department of Environmental Protection ("PADEP") previously issued a notice of violation alleging that the boilers at the Monessen Facility are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company also received a notice of violation in connection with a failure to conduct timely emission monitoring testing on the boilers at the Monessen Facility. The Company has installed additional equipment and modified existing equipment to improve the quality of boiler emissions. Resolution of these matters could have a negative effect on the business, financial condition, cash flow and results of operations of the Company. The Company has submitted an amended plan approval application to PADEP that provides for limitations on the operation of the two boilers at the Monessen Facility. PADEP is currently reviewing this application. As a result of the failure to meet the original nitrogen oxide emission limitations, it is expected that PADEP will propose a civil penalty in an amount of approximately $100,000.

  On June 12, 1996 PADEP issued a notice of violation in connection with an alleged noncompliance with the terms of a consent agreement between the Company and PADEP regarding liability for environmental conditions existing at the time the Company purchased the Monessen Facility ("Consent Agreement"). The notice of violation alleged that the Company had not implemented the corrective actions required under the Consent Agreement in a timely fashion. PADEP has calculated that a stipulated penalty of $261,000 may be requested under the Consent Agreement for the alleged untimely actions. The Company has completed the implementation of the corrective actions at issue and is in the process of conducting settlement negotiations with PADEP to agree upon the amount of the stipulated penalty to be assessed in connection with this matter.

  In June 1997, during a routine environmental compliance audit of the Logansport, Louisiana wood treating plant, it was discovered that certain records and reports relating to discharges of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA. While no notice of violation has been issued in connection with this matter, it is believed that it is likely a notice of violation will be issued and civil penalties will be sought by the local municipality, the State of Louisiana and the EPA.

  In September 1996, the Company was served with a notice of violation from the Illinois Environmental Protection Agency ("IEPA") relating to 16 releases of hazardous materials which occurred at or from its facility located in Stickney, Illinois between January 24, 1990 and May 3, 1996. The Company has entered into negotiations with the IEPA to investigate four of the releases which had the potential to cause groundwater contamination. Although the Company believes that all such releases were remediated when they occurred, there can be no assurances that the IEPA will not require additional action in connection with this matter.

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

  In addition to the environmental issues discussed above, the Company has received or expects to receive notices of violations and requests for information at its Monessen, Pennsylvania coke facility, the Stickney, Illinois and Follansbee, West Virginia tar distillation and chemicals facilities, and the Gainesville, Florida wood treating facility that relate to matters which the Company does not believe will have a material impact on the business, financial condition, cash flow and results of operations of the Company.

 Other Matters

  As a result of an internal investigation, the Company discovered in March 1997 that certain reports relating to the moisture of coke contained incomplete and inaccurate information. Because of these discrepancies, certain customers who purchased the coke were overbilled. Upon discovery of the overbilling, refunds were made available to all the affected customers.

  For a fee, the Company treats waste water produced by Beazer East during Beazer East's remediation of certain of the Company's facilities. Beazer East performs these remediation activities pursuant to the Indemnity. During the summer of 1997, Beazer East challenged the amounts of the charges for waste water treatment services at the Company's Florence, South Carolina wood treating facility and Follansbee, West Virginia tar distillation and chemicals facility. Beazer East alleged they had been overcharged by approximately $2.2 million at Florence and by approximately $3.1 million at Follansbee. The Company has contested these allegations and believes that if an overcharge occurred, the amount of the overcharge is less than Beazer East has alleged.

  The Woodward Facility faces significant challenges among which are the advanced ages of the coke oven batteries, ongoing environmental compliance and significant capital expenditure requirements, all of which have combined to reduce productive capacity and increase per unit costs. The Company is currently conducting a detailed review of its business options at the Woodward Facility which may result in consideration of either a sale of the facility or a discontinuance of operations. The Company is attempting to complete this analysis in 1997. If the Company should choose to close the Woodward Facility, this could result in a charge to earnings in the fourth quarter of approximately $32 million, $9 million of which would be comprised of cash charges primarily for dismantling and severance costs.

  Sales at the Woodward Facility for the nine months ended September 30, 1997 and 1996 amounted to $40.7 and $51.7 million, respectively, while gross profit for the nine months ended September 30, 1997 and 1996 amounted to ($5.1) million and $1.9 million, respectively.

  The Feather River, California Railroad & Utility Products facility ("Feather River") includes both a wood treating facility (utility poles) and a dormant wood-fired cogeneration facility. Feather River has found it difficult to compete in the California utility pole market due to its limited treatment capabilities, a shrinking product demand and high raw materials cost. The Company has recently been notified that a targeted customer for Feather River will not take product in 1998, which will impact the forward-looking profitability of this facility. The Company is currently conducting an analysis to determine the feasibility of continuing to operate this facility; this analysis is expected to be completed by the end of 1997. The current carrying value of assets at the treating facility is approximately $4.3 million.

  The Feather River cogeneration facility has been dormant for 3 years while the Company explored potential opportunities for developing a treated wood burning and disposal facility. The Company has thus far been unable to locate a customer for this process, and expects to make a decision regarding the future of the facility by the end of 1997. In the event that a decision is made to close the cogeneration facility, this could result in a charge to earnings in the fourth quarter of approximately $1.9 million, which includes a $1.6 million early contract termination fee with the local utility.

                           KOPPERS INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
                                 ---------------------   -------------------
                                     1997        1996      1997       1996
                                 ---------   ---------   --------   --------
NET SALES (Dollars in
 thousands):
  Carbon Materials & Chemicals.. $  62,711   $  68,030   $185,766   $178,609
  Railroad & Utility Products...    72,665      64,080    193,807    184,290
  Coke Products.................    25,345      27,812     72,687     80,611
                                 ---------   ---------   --------   --------
    Total....................... $ 160,721   $ 159,922   $452,260   $443,510
SEGMENT SALES AS PERCENTAGE OF
 TOTAL:
  Carbon Materials & Chemical...      39.0%       42.5%      41.0%      40.3%
  Railroad & Utility Products...      45.2%       40.1%      42.9%      41.5%
  Coke Products.................      15.8%       17.4%      16.1%      18.2%
                                 ---------   ---------   --------   --------
    Total.......................     100.0%      100.0%     100.0%     100.0%
GROSS MARGIN BY SEGMENT (AFTER
 DEPRECIATION):
  Carbon Materials & Chemicals..      21.0%       17.7%      18.1%      16.2%
  Railroad & Utility Products...      11.8%       10.8%      11.7%      10.9%
  Coke Products.................      (0.6%)       8.5%      (2.6%)      5.3%
                                 ---------   ---------   --------   --------
    Total.......................      13.3%       13.2%      11.8%      11.9%
OPERATING MARGIN BY SEGMENT:
  Carbon Materials & Chemicals..      17.9%        3.9%      14.8%       8.6%
  Railroad & Utility Products...       9.4%        5.6%       8.9%       6.9%
  Coke Products.................      (3.2%)       3.2%      (5.3%)      2.2%
  Corporate Unallocated
   Overhead.....................      (1.7%)      (2.5%)     (2.0%)     (1.9%)
                                 ---------   ---------   --------   --------
    Total.......................       9.0%        2.0%       7.1%       4.8%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

  Net Sales. Net sales for the three months ended September 30, 1997 were 0.5% higher than the same period in 1996. Net sales for Carbon Materials & Chemicals decreased by 7.8% due to the elimination of light oil sales in 1997 from the Clairton tar distillation facility acquired in 1996. The effect of the elimination of light oil sales was offset to some extent by an increase in volumes and pricing for phthalic anhydride ("PAA"). Net sales for Railroad & Utility Products increased by 13.4% compared to the prior year quarter due to a 7.7% increase in sales volumes for railroad crossties. Net sales for Coke Products decreased by 8.9% due to lower sales at the Woodward Facility as a result of unfavorable market conditions and capacity rationalization in 1997.

  Gross Profit After Depreciation. As a percent of net sales, gross profit after depreciation increased to 13.3% in the third quarter of 1997 from 13.2% for the same period last year. Gross margins increased to 21.0% from 17.7% for Carbon Materials & Chemicals, as a 12.9% reduction in volumes for carbon pitch was offset by increases in volumes and pricing for PAA of 37.3% and 8.0%, respectively. Gross margin increased to 11.8% from 10.8% for Railroad & Utility Products due in part to increases in volumes and prices for railroad crossties as compared to the prior year. Gross margin for Coke Products decreased to (0.6%) from 8.5% in the prior year

                           KOPPERS INDUSTRIES, INC.
quarter partly as the result of lower production and higher unit costs at the Woodward Facility as the result of capacity rationalization. Additionally, pricing for coke decreased 1.9% as compared to the prior year.

  Depreciation and Amortization. The increase in depreciation and amortization for 1997 as compared to the prior year was due to the Company's ongoing capital expenditures program.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 1997 decreased to 4.3% of net sales from 5.0% of net sales in the same period last year primarily as a result of lower legal and consulting expenses in 1997.

  Equity in Earnings of Affiliates. Equity earnings for the third quarter of 1997 were $0.7 million lower than the prior year period primarily as a result of lower earnings from Koppers Australia due to higher maintenance and repair expenses coupled with a stronger U.S. currency rate in 1997.

  Other Expense. Other income for the third quarter of 1996 consisted of a $0.8 million reversal of a reserve for a legal judgment. See Note 11 of the Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K

  Income Taxes. The Company's effective income tax rate for the three months ended September 30, 1997 increased to (5.2%) as compared to (34.5%) in the prior year period due to $10.1 million of restructuring charges in 1996 coupled with projected tax credits for the Monessen Facility.

  Net Income. Net income for the three months ended September 30, 1997 compared to the same period last year increased by $9.9 million primarily as the result of restructuring charges in the same period in 1996.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

  Net Sales. Net sales for the nine months ended September 30, 1997 were 2.0% higher than the same period in 1996. Net sales for Carbon Materials & Chemicals increased by 4.0% due primarily to sales from the Clairton facility acquired in April, 1996 coupled with increases in volumes and prices for PAA of 17.6% and 6.9%%, respectively. The increase in net sales of 5.2% for Railroad & Utility Products was due to higher revenues for railroad crossties, which more than offset a 2.9% reduction in sales volumes for utility poles. Net sales for Coke Products decreased by 9.8% due to lower production and shipments primarily as the result of capacity rationalization at the Woodward Facility.

  Gross Profit After Depreciation. As a percent of net sales, gross profit after depreciation decreased to 11.8% for the nine months ended September 30, 1997 from 11.9% for the same period last year. Gross margin for Carbon Materials & Chemicals increased to 18.1% from 16.2% in the prior year primarily as the result of increases in volumes and pricing of PAA in 1997 as noted above. Gross margin for Railroad & Utility Products increased to 11.7% from 10.9% in the prior year primarily as the result of higher volumes and prices for railroad crossties. Gross margin for Coke Products decreased to (2.6%) from 5.3% due to higher unit costs incurred as the result of reduced production at the Woodward Facility, coupled with costs associated with quality problems resulting in returned material and credits issued to customers.

  Depreciation and Amortization. The increase in depreciation and amortization for the nine months ended September 30, 1997 as compared to the prior year was due primarily to the acquisition of the Clairton, Pennsylvania tar distillation facility in April 1996 and the Company's ongoing capital expenditures program.

                           KOPPERS INDUSTRIES, INC.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 1997 amounted to 4.8% of net sales, which was consistent with the prior year period, as lower expenses for legal and consulting services were offset by increases in employee benefits in 1997.

  Equity in Earnings of Affiliates. Equity earnings for the nine months ended September 30, 1997 were $1.7 million lower than the prior year period primarily as a result of lower earnings from Koppers Australia as the result of higher maintenance and repair expenses coupled with stronger U. S. currency rates in 1997.

  Other Expense. Other expense for the nine months ended September 30, 1997 consisted of the write-off of deferred expenses related to an Initial Public Offering ("IPO") which was withdrawn in the second quarter. Other expense for the prior year period consisted of a litigation charge related to products sold prior to the formation of the Company. See Note 11 on page 55 of the Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K.

  Income Taxes. The Company's effective income tax rate for the nine months ended September 30, 1997 was 3.1% as compared to (8.1%) in the prior year period due to $20.2 million of restructuring and legal expenses in 1996 coupled with projected tax credits for the Monessen Facility.

  Net Income. Net income for the nine months ended September 30, 1997 as compared to the prior year increased by $16.6 million due primarily to litigation and restructuring charges in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1997 the Company had cash and cash equivalents of $0.5 million and $65.5 million of availability under the revolving credit facility for working capital purposes, subject to limitations imposed by existing debt covenants and the indenture related to the Company's Notes. As of September 30, 1997, $8.5 million of commitments were utilized by outstanding standby letters of credit and there were $26.0 million in outstanding borrowings for working capital purposes.

  Cash provided by operating activities totaled $35.6 million for the nine months ended September 30, 1997 compared to $31.7 million for the same period last year, as higher earnings and lower working capital requirements (excluding legal settlement reserves) were offset to some extent by cash expenses in 1997 related to 1996 restructuring reserves.

  Capital expenditures were $13.0 million for the nine months ended September 30, 1997 versus $16.1 million (excluding acquisitions) for the same period last year, with the decrease in 1997 due primarily to significant capital improvements at the Stickney PAA plant and the Monessen Facility in 1996. In April 1996 the Company purchased the coal chemical business of Aristech Chemical Corporation located in Clairton, Pennsylvania for approximately $40 million cash and the assumption of certain liabilities. See Note 3 on page 45 of the Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K.

  Financing activities utilized $24.2 million in cash for the nine months ended September 30, 1997 compared to providing $21.9 million for the same period last year. Cash used in 1997 included approximately $20.1 million of debt repayment; cash supplied by financing activities in 1996 was the result of the $35.0 million term loan for the Clairton acquisition coupled with a net increase of $15.5 million in the revolving credit facility, used in part to provide for a $12.0 million term loan repayment and a $12.3 million purchase of non-voting common stock of the Company. See Note 5 on page 47 of the Notes to Consolidated Financial Statements in the Company's 1996 Form 10-K.

                           KOPPERS INDUSTRIES, INC.
 Recent Developments

  On October 15, 1997, Cornerstone sold all of its voting and non-voting common stock in the Registrant, through the Management Investors and KAP, to the Registrant, Saratoga and Saratoga Koppers for $52.5 million. The purchase of shares was an exercise of a right of first refusal granted to existing shareholders in the Company's Stockholders' Agreement. The Management Investors and Koppers Australia intend to use the shares to repay certain loans obtained to finance the transaction.

  On October 8, 1997 the Company announced that it had entered into a definitive agreement with Broken Hill to acquire its 50% interest in Koppers Australia, which will result in Koppers Australia being a wholly-owned subsidiary of the Company. The purchase, with an estimated purchase price of $65 million, is expected to be completed in the fourth quarter of 1997.

  The Company has issued a cash tender offer and consent solicitation relating to all of the Company's Notes. The tender offer is part of the Company's Recapitalization. At the expiration of the tender offer the remaining steps of the Recapitalization will be completed, including: (i) the acquisition by the Company of the 50% of Koppers Australia not owned by it; (ii) the repayment in full of the Company's existing bank credit facilities; and (iii) the redemption by the Company of a portion of the shares of common stock held by certain existing investors, including a portion of such shares held by Management Investors. Financing for the Recapitalization will be provided by a new senior credit facility and by a contemporaneous offering of senior subordinated notes of the Company pursuant to Rule 144A.

 Environmental Indemnity and Guarantee

  The facilities of the Company are subject to a number of federal, state and local laws and regulations governing, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. These laws and regulations are subject to frequent amendment. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. In addition, it is possible that the Company may face third-party claims for cleanup or for injuries resulting from contamination. Under the terms of the Asset Purchase Agreement, Beazer East assumed the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as third-party claims arising from such past contamination. Beazer Limited unconditionally guaranteed Beazer East's performance of the indemnity pursuant to the Guarantee. However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, the Company may not have sufficient resources to meet such liabilities.

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

  The Company recently evaluated the environmental liabilities related to the manufacturing sites acquired by the Company at its formation in 1988. The evaluation was based on a report prepared by an independent consultant, which utilized site-specific public information to the extent available, as supplemented by (among other things) its technical knowledge and expertise, published resources regarding costing of remediation techniques and specified technical cost and regulatory assumptions. The evaluation and report estimated that approximately $111.1 million would be expended at these sites for environmental remediation during the period of 1998 to 2042. The Company estimates that approximately $92.9 million of this amount is covered under the Indemnity, that the Company is responsible for $135,000, and that identified third parties are responsible for the remaining $18.1 million. There can be no assurance, however, that the actual liabilities associated with the investigation, cleanup and closure of these sites will not exceed this estimate. The factors that could positively or negatively affect the estimate include: new information about the contamination at these sites that is contrary to previous assumptions, new interpretations of existing environmental laws, new environmental laws, enforcement policies of regulatory authorities, and technological advancements in environmental remediation practices. Further, in the event that Beazer East and Beazer Limited do not fulfill their commitments under the Indemnity and the Guarantee, respectively, the Company may be required to pay costs that would have a material adverse effect on the business, financial condition, cash flow, and results of operations of the Company.

 Other Environmental Matters

  Jefferson County issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward Facility during the period May 26, 1992 through March 1, 1996. On February 14, 1997 the EPA issued a notice of violation covering the same issues that were raised in the Jefferson County notice of violation. Thereafter, the Company discovered that certain benzene abatement equipment at the Woodward Facility had not been operational for several months. Following a preliminary investigation, the Company also discovered that certain environmental reports and records contained incomplete and inaccurate information and that certain environmental reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities, and the environmental reporting status of the Woodward Facility has been brought up to date by the Company. Counsel and independent investigators have been retained to conduct a complete and thorough investigation. While the benzene abatement equipment has been returned to service, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third party lawsuits. The Company and Jefferson County have negotiated a settlement agreement, pursuant to which the Company might be required to install monitoring and control equipment and institute operational changes. In addition, the Company has permanently shut down batteries 4A, 4B and 5 at the Woodward Facility. The settlement agreement includes both the original Jefferson County notice of violation and the self-reported benzene abatement violations. The settlement agreement, in addition to the changes listed above, also requires the Company to pay a civil penalty in the amount of $450,000 to Jefferson County, which sum has been paid. There can be no assurance that the settlement with Jefferson County will deter the EPA from pursuing its notice of violation and that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition and results of operations of the Company.

  During the investigation of the Woodward Facility described above, it was also discovered that certain environmental records and reports relating to discharges of treated process water and treated storm water

                           KOPPERS INDUSTRIES, INC.

contained incomplete and inaccurate information. Corrected reports have been submitted to the State of Alabama and the EPA. While no notice of violation has been issued in connection with this matter, it is believed likely that a notice of violation will be issued and substantial penalties may be sought by the State of Alabama or the EPA.

  PADEP previously issued a notice of violation alleging that the boilers at the Monessen Facility are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company also received a notice of violation in connection with a failure to conduct timely emission monitoring testing on the boilers at the Monessen Facility. The Company has installed additional equipment and modified existing equipment to improve the quality of boiler emissions. Resolution of these matters could have a negative effect on the business, financial condition, cash flows and results of operations of the Company. The Company has submitted an amended plan approval application to PADEP that provides for limitations on the operation of the two boilers at the Monessen Facility. PADEP is currently reviewing this application. As a result of the failure to meet the original nitrogen oxide emission limitations, it is expected that PADEP will propose a civil penalty in an amount of approximately $100,000.

  On June 12, 1996 PADEP issued a notice of violation in connection with an alleged noncompliance with the terms of the Consent Agreement. The notice of violation alleged that the Company had not implemented the corrective actions required under the Consent Agreement in a timely fashion. PADEP has calculated that a stipulated penalty of $261,000 may be requested under the Consent Agreement for the alleged untimely actions. The Company has completed the implementation of the corrective actions at issue and is in the process of conducting settlement negotiations with PADEP to agree upon the amount of the stipulated penalty to be assessed in connection with this matter.

  In June 1997, during a routine environmental compliance audit of the Logansport, Louisiana wood treating plant, it was discovered that certain records and reports relating to discharges of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA. While no notice of violation has been issued in connection with this matter, it is believed that it is likely a notice of violation will be issued and civil penalties will be sought by the local municipality, the State of Louisiana and the EPA.

  In September 1996, the Company was served with a notice of violation from the IEPA relating to 16 releases of hazardous materials which occurred at or from its facility located in Stickney, Illinois between January 24, 1990 and May 3, 1996. The Company has entered into negotiations with the IEPA to investigate four of the releases which had the potential to cause groundwater contamination. Although the Company believes that all such releases were remediated when they occurred, there can be no assurances that the IEPA will not require additional action in connection with this matter.

  In addition to the environmental issues discussed above, the Company has received or expects to receive notices of violations and requests for information at its Monessen, Pennsylvania coke facility, the Stickney, Illinois and Follansbee, West Virginia tar distillation and chemicals facilities, and the Gainesville, Florida wood treating facility that relate to matters which the Company does not believe will have a material impact on the business, financial condition, cash flow and results of operations of the Company.

 Other Matters

  As a result of an internal investigation, the Company discovered in March 1997 that certain reports relating to the moisture of coke contained incomplete and inaccurate information. Because of these discrepancies, certain customers who purchased the coke were overbilled. Upon discovery of the overbilling, refunds were made available to all the affected customers.

                           KOPPERS INDUSTRIES, INC.

  For a fee, the Company treats waste water produced by Beazer East during Beazer East's remediation of certain of the Company's facilities. Beazer East performs these remediation activities pursuant to the Indemnity. During the summer of 1997, Beazer East challenged the amounts of the charges for waste water treatment services at the Florence and Follansbee facilities. Beazer East alleged they had been overcharged by approximately $2.2 million at Florence and by approximately $3.1 million at Follansbee. The Company has contested these allegations and believes that if an overcharge occurred, the amount of the overcharge is less than Beazer East has alleged.

  The Woodward Facility faces significant challenges among which are the advanced ages of the coke oven batteries, ongoing environmental compliance and significant capital expenditure requirements, all of which have combined to reduce productive capacity and increase per unit costs. The Company is currently conducting a detailed review of its business options at the Woodward Facility which may result in consideration of either a sale of the facility or a discontinuance of operations. The Company is attempting to complete this analysis in 1997. If the Company should choose to close the Woodward Facility, this could result in a charge to earnings in the fourth quarter of approximately $32 million, $9 million of which would be comprised of cash charges primarily for dismantling and severance costs.

  Sales at the Woodward Facility for the nine months ended September 30, 1997 and 1996 amounted to $40.7 and $51.7 million, respectively, while gross profit for the nine months ended September 30, 1997 and 1996 amounted to ($5.1) million and $1.9 million, respectively.

  Feather River includes both a wood treating facility (utility poles) and a dormant wood-fired cogeneration facility. Feather River has found it difficult to compete in the California utility pole market due to its limited treatment capabilities, a shrinking product demand and high raw materials cost. The Company has recently been notified that a targeted customer for Feather River will not take product in 1998, which will impact the forward-looking profitability of this facility. The Company is currently conducting an analysis to determine the feasibility of continuing to operate this facility; this analysis is expected to be completed by the end of 1997. The current carrying value of assets at the treating facility is approximately $4.3 million.

  The Feather River cogeneration facility has been dormant for 3 years while the Company explored potential opportunities for developing a treated wood burning and disposal facility. The Company has thus far been unable to locate a customer for this process, and expects to make a decision regarding the future of the facility by the end of 1997. In the event that a decision is made to close the cogeneration facility, this could result in a charge to earnings in the fourth quarter of approximately $1.9 million, which includes a $1.6 million early contract termination fee with the local utility.

 Status of Restructuring Reserves

  Restructuring charges for 1996 consisted of $11.1 million and $4.1 million of cash and non-cash charges, respectively. At September 30, 1997 $6.8 million of total cash charges had been expended.

 Impact of Recently Issued Accounting Standards

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for the nine months ended September 30, 1997 and 1996 is not expected to be material.

                           KOPPERS INDUSTRIES, INC.

  Additionally, the following statements have been issued during 1997 and are effective for fiscal years beginning after December 15, 1997:

  Statement No. 129, "Disclosure of Information about Capital Structure", requires additional disclosures about an entity's capital structure.

  Statement No. 130, "Reporting Comprehensive Income", requires enterprises to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital.

  Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" changes the way companies report segment information in annual reports and in interim financial statements.

  The Company does not expect the effect of adoption of Statements No. 129, 130 or 131 to be material.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes in the status of legal proceedings as previously reported.

ITEM 5. OTHER INFORMATION

 Change of Control

  On October 15, 1997 Cornerstone-Spectrum, Inc. (an affiliate of Beazer East, Inc. and Hanson PLC) sold all of its shares of voting and non-voting common stock in the Registrant, through a group of management investors of the Company (the "Management Investors") and KAP Investments, Inc. (a wholly-owned subsidiary of Koppers Australia Pty. Limited), to the Registrant, Saratoga Partners III, L.P., a private investment fund ("Saratoga"), and Saratoga Koppers Funding, Inc. Upon the completion of a contemplated recapitalization of the Registrant, Saratoga will be entitled to elect a majority of the Board of Directors of the Registrant pursuant to the terms of a stockholders' agreement to be executed among the Registrant, Saratoga and the Management Investors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

  11   Statement Regarding Computation of Per Share Earnings.

  27.1 Financial Data Schedule

(b)Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                               (Registrant)

Date  October 30, 1997                         /s/ Donald E. Davis
  ---------------------                   -------------------------------------
                                          Donald E. Davis,
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Principal Accounting Officer)