Form 10-K405
period 1997-12-31
KOPPERS INDUSTRIES INC
filed 1998-03-30
CIK 916075

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K
                               ----------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

FOR THE TRANSITION PERIOD        TO        COMMISSION FILE NUMBER 1-12716

                            KOPPERS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                             25-1588399
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

                               436 SEVENTH AVENUE
                         PITTSBURGH, PENNSYLVANIA 15219
                                 (412) 227-2001
                   (Addresses of principal executive offices)
             (A registrant's telephone number, including area code)
                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                            ON WHICH REGISTERED
          -------------------                          -----------------------
      9 7/8% Senior Notes due 2007                     New York Stock Exchange
      8 1/2% Senior Notes due 2004                     New York Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997 was approximately $30 million. The amount shown is based upon the actual cost of the stock. Shares of voting stock held by the Management Investors (see Item 10. Directors and Executive Officers of the Registrant) are not included in the computation. However, the Registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at March 1, 1998, amounted to 1,706,014 and 2,288,481 shares, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                                                                      PAGE
 ----                                                                      ----
                                     PART I
  1.  Business...........................................................    1
  2.  Properties.........................................................   17
  3.  Legal Proceedings..................................................   18
  4.  Submission of Matters to a Vote of Security Holders................   18

                                    PART II
        Market for the Registrant's Common Equity and Related Stockholder
  5.  Matters............................................................   19
  6.  Selected Financial Data............................................   20
          Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations..............................................   22
  8.  Financial Statements and Supplementary Data........................   31
          Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure...............................................   31

                                    PART III
 10.  Directors and Executive Officers of the Registrant.................   31
 11.  Executive Compensation.............................................   34
 12.  Security Ownership of Certain Beneficial Owners and Management.....   37
 13.  Certain Relationships and Related Transactions.....................   38

                                    PART IV
 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   40

                                   SIGNATURES
      Signatures.........................................................   94

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Koppers Industries, Inc. (the "Company" or "Koppers") is a leading integrated producer of carbon compounds and treated wood products for use in a variety of markets including the chemical, railroad, aluminum and steel industries. The "Koppers" name has been associated with the carbon compounds and wood treating businesses for over 70 years, and the Company has a leading position in most of its markets. The Company operates 21 facilities in the United States and, through its recent acquisition of the remaining outstanding equity of Koppers Australia Pty. Limited ("Koppers Australia") an additional 14 operating facilities in the South Pacific (primarily Australia and New Zealand). The Company also maintains indirect ownership interests in an additional facility in the United States through its domestic joint venture KSA (as defined herein) and in five facilities overseas (one in Denmark and four in the United Kingdom) through its Danish joint venture Tarconord A/S ("Tarconord"). The Company recorded net sales and net income before extraordinary items of $593.1 million and $1.0 million, respectively, for the twelve months ended December 31, 1997. For the same period, the Company's businesses, Carbon Materials & Chemicals, Railroad & Utility Products and Coke Products accounted for 41%, 43% and 16% of net sales, respectively. The Company's earnings results for 1997 were impacted by $45.4 million of restructuring charges related to the closure of its Woodward, Alabama coke facility (the "Woodward Facility") and the closure of a co-generation facility and write-down of assets at the adjacent wood treating facility located in Feather River, California.

  Koppers' Carbon Materials & Chemicals division processes coal tar into a variety of intermediate products, including carbon pitch, phthalic anhydride ("PAA") and creosote, which are basic materials necessary in the production of aluminum, polyester resins and plasticizers, and the pressure treatment of wood, respectively. Koppers' Railroad & Utility Products division supplies treated wood products, primarily railroad crossties and utility poles, to United States railroads and the electric and telephone utility industries. Koppers' Coke Products division converts coal into coke for sale to integrated steel producers.

  Products and services provided by Koppers Australia are similar to those provided by Koppers. Koppers Australia is Australia's largest manufacturer of carbon pitch, wood preservatives and treated wood products and it markets these products, as well as carbon black, a component in the manufacture of rubber tires, in Australia, New Zealand and other Pacific Rim nations. For its fiscal year ended June 30, 1997 Koppers Australia had operating revenues of approximately $120 million.

 Saratoga Investment and Recapitalization

  On October 15, 1997, KAP Investments, Inc. ("KAP", a wholly-owned subsidiary of Koppers Australia) and a group of approximately 120 individual investors who are either officers, Board members or current or former employees of either Koppers Industries, Inc. or one of its subsidiaries (the "Management Investors") (collectively, the "Offeree Stockholders") acquired from Cornerstone-Spectrum, Inc. (an affiliate of Beazer East, Inc. and Hanson PLC) its voting and non-voting shares of common stock of Koppers Industries, Inc. ("Common Stock"). The Offeree Stockholders utilized $52.5 million of financing from Koppers, Saratoga Partners III, L.P. ("Saratoga") and Saratoga Koppers Funding, Inc. ("Saratoga Koppers"). On December 1, 1997, Saratoga exchanged 2,145,624 shares of Common Stock it acquired as part of the financing of the acquisition of Common Stock from Cornerstone-Spectrum, Inc. for shares of a new series of senior convertible preferred stock of the Company (the "Preferred Shares"), which entitles Saratoga to elect a majority of the Board of Directors of the Company (the "Board of Directors") and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all other matters subject to a stockholder vote.

  The Company sold $175.0 million of 9 7/8% Senior Subordinated Notes (the "New Notes") due 2007 on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and

Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia) (the "New Credit Facilities"). The proceeds from the New Credit Facilities and the sale of the New Notes have been and are being used to complete the following transactions: (i) the acquisition of The Broken Hill Proprietary Company Limited's ("Broken Hill's") 50% interest in Koppers Australia; (ii) the repayment of $98.9 million of the 8 1/2% Senior Notes of Koppers Industries, Inc. due February 1, 2004 tendered pursuant to a tender offer and consent solicitation which was commenced October 20, 1997 and which expired on November 28, 1997 (the "Tender Offer"), plus $6.4 million of redemption premium thereof; (iii) the repayment of the outstanding indebtedness of approximately $88.1 million under the Company's term loan and revolving credit facilities (the "Bank Debt Refinancing"); (iv) the redemption of 1,813,200 shares of non-voting Common Stock owned by APT Holdings Corporation, an affiliate of Mellon Bank, N.A. for $22.9 million; (v) the redemption, at $17.00 per share, of up to 25% of the shares of common stock owned by the current officers of Koppers and Clayton A. Sweeney (a member of the Board of Directors) and the redemption of up to 100% of the shares of Common Stock owned by other Management Investors, in an aggregate amount not to exceed $15.0 million; (vi) the redemption of 436,508 non-voting shares of Common Stock from Saratoga Koppers; and (vii) the payment of approximately $16.0 million of related fees and expenses. The New Credit Facilities, the sale of the New Notes and the above transactions are collectively referred to herein as the "Recapitalization".

  The Company was formed in October 1988 under the laws of the Commonwealth of Pennsylvania by management, Beazer, Inc. and KAP to facilitate the acquisition of certain assets of Koppers Company, Inc. in a management-led leveraged buyout that closed on December 29, 1988 (the "Acquisition"). Koppers Company, Inc., now known as Beazer East, Inc. ("Beazer East," but referred to herein as "Old Koppers" for periods prior to the Acquisition) had been acquired in June 1988 by BNS Acquisitions, Inc., a wholly-owned indirect subsidiary of Beazer PLC, now known as Beazer Limited ("Beazer Limited") for a purchase price of $226.8 million subject to closing adjustments. The assets acquired from Old Koppers included the Woodward Facility and certain assets of its Chemical & Allied Products Group which then became the Carbon Materials & Chemicals, Railroad & Utility Products and Coke Products divisions of the Company. The purchase was financed through (i) the issuance of $35.2 million of common and preferred stock, (ii) term and working capital loans of $161.6 million, with attached warrants, and (iii) a subordinated bridge loan of $30.0 million. In February 1994, the Company issued $110 million of 10-year unsecured notes (the "Senior Notes") to refinance existing indebtedness and to redeem $53.5 million of preferred stock.

  Under the purchase agreement executed at the Acquisition (the "Asset Purchase Agreement"), Beazer East assumed the responsibility for and indemnified the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC on December 4, 1991. See "Business-- Environmental Matters."

INDUSTRY OVERVIEW

CARBON MATERIALS & CHEMICALS

  The coal tar distillation business involves the conversion of coal tar, a by-product of the transformation of coal into coke, into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%). The most critical element in producing high quality tar products is the ability to obtain and blend multiple coal tars, with various specifications, from several sources in order to achieve the consistent properties desired by the customer.

  The aluminum industry is the largest user of carbon pitch, which acts as a binding material for the anodes used in the electrolysis process required in aluminum smelting. Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products. The commercial carbon industry, the second largest user of carbon pitch, uses carbon pitch to produce electrodes and other specialty carbon products for the steel industry.

  Creosote is used in the wood preservation industry as a preservative for railroad crossties and lumber, utility poles and pilings. Approximately two-thirds of the total United States market requirements are used for railroad construction and maintenance, with the remainder used primarily for utility poles and pilings. To the extent that creosote cannot be sold for use in treating wood products, distillate oils are sold into the carbon black market rather than being blended to creosote specifications.

  Chemical oils resulting from the distillation of coal tars are further refined into naphthalene, which is the primary feedstock used by the Company for the production of PAA. The primary markets for PAA are in the production of plasticizers, polyester resins and alkyd resins. Roofing pitch and refined tars are also produced in smaller quantities and are sold into the commercial roofing and pavement sealer markets, respectively.

  Because of the Clean Air Act Amendments and other environmental laws, future coal tar availability from United States coke production is expected to decline. Management believes that the Company's ability to source coal tar and carbon pitch from overseas markets, as well as its research of petroleum feedstocks, will assist in securing an uninterrupted supply of coal tar.

RAILROAD & UTILITY PRODUCTS

  The Company's Railroad & Utility Products division consists of two businesses: Railroad Products & Services and Utility & Construction Products.

 Railroad Products & Services

  The major product of Railroad Products & Services is pressure-treated wood crossties, which are used in railroad track maintenance programs. Approximately 15 million crossties are replaced by railroads every year. United States Class 1 railroads (defined as the nine largest railroad systems in the United States) maintain approximately 177,000 miles of track, estimated to contain 540 million crossties. In addition to crossties, the division also offers services to the railroads, such as assembling 39-foot track panel sections, pre-plating ties, cleaning debris from cars, and disposing of discarded ties in an environmentally safe manner.

  Historically, investment trends in track maintenance by railroads have been linked to general economic conditions in the country. During recessions, the railroads have typically deferred track maintenance until economic conditions improve. Demand has been relatively stable since 1993. Recently, several of the major Class 1 railroads have merged. Management believes these mergers will not have an adverse effect on the future demand for crossties.

  Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 60% of a finished tie's cost, fluctuate with the demand from competing hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Normally, raw material price fluctuations are passed through to the customer according to the terms of the applicable contract. Weather conditions can be a factor in the supply of raw material, as unusually wet conditions may make it difficult to harvest timber. Creosote, the preservative used to treat crossties, accounts for approximately 10% of the finished tie's cost.

  Hardwood lumber is procured by the division from hundreds of small sawmills throughout the northeastern, midwestern, and southern areas of the country. The ties are shipped via rail car or trucked directly to one of the division's thirteen treating plants, all of which are on line with a major railroad. The ties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the ties are pressure treated with creosote, a product of Koppers' Carbon Materials & Chemicals division.

  The Class 1 railroads have demonstrated a desire to outsource their non-core business activities. This desire, coupled with Koppers' long-standing relationships with the Class 1 railroads, has positioned the Company for a new growth opportunity. The Company is now offering new services to the railroads at a cost lower than the railroads' internal cost, and the Company believes that there is an opportunity for future growth in such related areas.

 Utility & Construction Products

  The Utility & Construction Products business treats utility poles and timber piling for sale to electric utilities, telephone companies and the construction industry. These products are produced from pine or fir trees. The trees are cut to length and shipped to peeling locations at one of the Company's seven pole treating facilities or a third party's site. The poles are then either dried in kilns or put directly into treating cylinders (autoclaves) and steam conditioned before treatment. Kiln drying and steam conditioning are processes that remove the water from the wood before treatment. The applicable preservative is then injected into the wood under pressure, after which a vacuum is used to remove any excess chemical.

  Over the last two years, overall pole demand has dropped as utilities have reduced non-essential spending in anticipation of competitive pressure arising from deregulation. It is expected that deregulation will affect both new and replacement pole installation markets for the next several years.

  Pricing of raw materials has been significantly impacted over the last five years due to a shortage of supply. Douglas fir availability has been affected by logging restrictions on public land, resulting in increased demand for southern yellow pine. According to Southern Pressure Treaters Association statistics, pole prices have gone up over 65% during the last five years.

COKE PRODUCTS

  Coke is a carbon and fuel source required in the manufacture of steel and iron. Coal, the primary raw material, is carbonized in oxygen-free ovens to obtain the finished product. Coke manufacturers are either an integrated part of a steel company or, as in the case of the Company, operate independently and are known as "merchant producers."

  Coke is consumed in three markets: steel mill blast furnaces, foundries and other industrial operations. There are two basic types of coke which are produced: furnace coke and foundry coke. Furnace coke, which is produced from different coal blends and requires different heating periods than foundry coke, is generally formed in smaller pieces than foundry coke and is used in blast furnaces to make steel by acting as a reducing agent for the iron ore. With the ceasing of operations at the Woodward Facility in January 1998 (see "--Description of Business--Coke Products"), the Company currently produces only furnace coke through its facility located in Monessen, Pennsylvania (the "Monessen Facility").

  Coal is transformed into coke by a process beginning with the pulverizing, blending and mixing of various types of coal to produce coke with the appropriate chemical and physical specifications. The coal mixture is baked approximately 18 hours for furnace coke and 28 hours for foundry coke at temperatures reaching 2,000 degrees fahrenheit and is subsequently quenched and screened in accordance with contract specifications before being loaded for shipment. Volatile constituents, including gases, chemicals and coke oven tar, are extracted and sold for a variety of industrial uses, with a portion of the gas being returned to the coking chambers as heating fuel.

  The quality of coke is determined by its chemical and physical properties. A high percentage of fixed carbon and low levels of sulfur, ash, and other volatile matter are essential to the effectiveness of coke in the iron and steel manufacturing processes. The most important physical properties of coke are its ability to withstand breakage and its resistance to abrasion during handling and use in blast furnaces.

  Domestic coke production capacity has decreased over the last ten years due to high capital costs for coke oven maintenance and rebuilding, high operating costs and increased expenditures resulting from new environmental compliance standards. This reduction of United States coke production capacity is expected to continue, as several of the large integrated steel companies have recently shut down or announced plans to close their coke batteries, reducing domestic capacity. Integrated steel producers are employing various methods to displace a portion of the coke used in steel production to reduce their reliance on existing suppliers and decrease raw material costs. In some cases, companies have been successful in replacing a portion of their demand for coke with pulverized-coal-injection technology.

DESCRIPTION OF COMPANY'S BUSINESS

                                  SEGMENT SALES FOR YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                      1997            1996            1995
                                 --------------  --------------  --------------
                                            (Dollars in thousands)
Carbon Materials & Chemicals.... $241,148  40.7% $239,298  40.7% $197,434  37.6%
Railroad & Utility Products.....  255,204  43.0   239,913  40.8   248,212  47.2
Coke Products...................   96,708  16.3   109,333  18.5    80,084  15.2
                                 -------- -----  -------- -----  -------- -----
                                 $593,060 100.0% $588,544 100.0% $525,730 100.0%

CARBON MATERIALS & CHEMICALS

  The Company's Carbon Materials & Chemicals division manufactures three principal products: carbon pitch, PAA and creosote. These products, used in the production of aluminum, steel, plasticizers, polyester resins and the treatment of wood, respectively, are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals division's profitability is impacted by its cost to purchase coal tar in relation to its prices realized for carbon pitch, PAA and creosote. The Company has five operating facilities in the United States strategically located to provide access to coal tar and to facilitate better service to its customers with a consistent supply of high-quality products. For 1997, sales of carbon pitch, PAA and creosote (to outside customers only) accounted for approximately 46%, 27% and 7% of the Carbon Materials & Chemicals division's net sales, respectively. Other significant products include roofing pitches and related products (10%), refined tar (5%), and other chemical and tar products (5%).

  The Company believes it has a strategic advantage over its competitors based on its ability to access coal tar from many United States and foreign suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in manufacturing quality anodes for the aluminum industry. The Company's four coal tar distillation facilities and one carbon pitch melting facility give it the ability to offer customers multiple sourcing and consistent supply of high quality products. In anticipation of potential shutdowns of United States coke capacity, the Company has secured coal tar supply through long-term contracts and acquisitions. The Company also benefits from its ability to refine chemical oil, a carbon pitch by-product, into naphthalene, for use as a low-cost feedstock for PAA production and from its ability to sell a large portion of its creosote production internally to the Railroad & Utility Products business.

  Koppers' sales volume of carbon pitch increased by 45% from 1993 to 1997 due to improved aluminum market conditions and the acquisition of the Clairton, Pennsylvania coal tar distillation facility in April 1996. Overall, pricing has trended moderately upward from 1993 through December 31, 1997. Over 75% of Koppers' carbon pitch is sold to the aluminum industry under long-term contracts ranging from three to seven years. Demand for carbon pitch has fluctuated historically with United States production of primary aluminum. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. The Carbon Materials & Chemicals division's ten largest customers represented approximately 45% of the division's net sales for 1997. The Company's three main competitors in North America in the production of carbon pitch are AlliedSignal, Inc., VFT Canada, and Reilly Industries, Inc.

  On a worldwide basis, naphthalene and orthoxylene, a petroleum derivative, can both be used in the manufacturing of PAA and are considered to be interchangeable. In the United States, however, the Company is the only PAA producer capable of utilizing both orthoxylene and naphthalene in its manufacturing process, with naphthalene being a generally lower cost feedstock. Koppers' price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to Koppers' cost to produce naphthalene. Although the price of orthoxylene was relatively stable prior to 1994, due to increased demand, the price of orthoxylene increased from $0.14 per pound in March 1994 to $0.38 per pound in May 1995. As a result, PAA prices increased by approximately 101% during that period, providing Koppers with a significant cost advantage over its competition and a temporary expansion of margins. In 1996, however, the average price for orthoxylene declined to approximately $0.16 per pound, resulting in a corresponding decline in PAA prices and margins. At December 31, 1997, orthoxylene prices were $0.18 per pound. Koppers' cost to produce naphthalene and PAA is primarily driven by its cost to procure coal tar. Koppers' four principal PAA competitors, Exxon Chemical Company, Aristech Chemical Corporation ("Aristech"), BASF Corporation and Stepan Company, can use only orthoxylene in the production of PAA.

  Approximately one-third of Koppers' creosote production is sold to the Railroad & Utility Products division. An additional one-third is sold to three Class 1 railroad customers, all of which take delivery of the creosote at one of Koppers' wood treating facilities. Over the last eight years, the Railroad & Utility Products division purchased all of its requirements of creosote from the Carbon Materials & Chemicals division. Koppers is the only competitor in this market that is integrated in this fashion. The remainder of its creosote materials are sold to railroads, to other wood treaters or into the carbon black market as a component in the manufacture of rubber tires. Principal competitors in the creosote market are AlliedSignal, Inc. and Reilly Industries, Inc.

  Coal tar is purchased from a number of outside sources as well as from the Monessen Facility. Primary suppliers are Bethlehem Steel Corporation, LTV Steel Company, Inc. ("LTV"), USX Corporation ("USX") and Wheeling-Pittsburgh Steel Corporation. The Monessen Facility currently provides approximately 2% of Koppers' coal tar. On an annual basis, Koppers distills approximately 150 million gallons of coal tar representing approximately 76% of designed capacity.

  Other Carbon Materials & Chemicals products include roofing pitch, used in the construction of built-up roofing systems, and refined tars, sold to manufacturers of pavement sealers for driveways and parking lots.

  Koppers Australia and Tarconord are major regional producers of carbon pitch and related products and are strategically important to the Company because they enable the Company to access global markets for its carbon pitch and related products.

RAILROAD & UTILITY PRODUCTS

  The Company markets treated wood products almost exclusively to the railroad and public utility markets, primarily in the United States and Australia. The Railroad & Utility Products division's profitability is primarily influenced by the demand for railroad products and services by Class 1 railroads, demand for transmission and distribution poles by electric utilities and its cost to procure wood. Historically, sales of railroad products and services have represented approximately two-thirds of the Railroad & Utility Products division's net sales. Railroad products include items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and pilings used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products division operates 15 wood treating plants and 13 pole distribution yards located throughout the United States, and the Company also has one used crosstie burning cogeneration plant. The Company's network of plants is strategically located near timber supplies to enable it to access raw materials and service customers effectively. In addition, Koppers' crosstie treating plants abut railroad customers' track lines, and its pole distribution yards are located near Koppers' utility customers in the northeast and midwest regions of the United States.

 Railroad Products & Services

  The Railroad Products & Services business supplies treated crossties and other products and services to the United States railroad industry. Railroad Products & Services' largest customer base is the Class 1 railroad market, which buys 77% of all crossties produced in the United States. Koppers is also expanding key relationships with the approximately 500 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately
15.2 million replacement crossties purchased per year. The Company currently has contracts with eight of the nine United States Class 1 railroads and has enjoyed long-standing relationships, some of more than 50 years, with this important customer base. These relationships, coupled with a growing interest on the part of railroads to outsource non-core activities, have enabled the Company to position itself for growth by offering new services to railroads at a cost lower than the railroads' internal cost. Such new services include assembling 39-foot track sections and affixing fastening devices at the treating plant rather than field locations; removing debris from railroad freight cars; and disposing of discarded ties in an environmentally safe manner in high temperature boilers. In 1997, approximately 11% of Railroad Products & Services' net sales were derived from these types of services to railroads. The Company intends to capitalize on its relationships with railroads by expanding its current service offerings, including track panels, car cleaning and railroad tie disposal.

  The Company's top 10 railroad accounts, which comprised approximately 58% of Railroad & Utility Products' net sales for 1997, are serviced through long-term contracts ranging from one to twelve years on a requirements basis. CSX Transportation, Inc. ("CSX") accounted for 18% of Railroad & Utility Products' net sales for 1997 and has a five-year treating agreement with the Company, expiring in December 2001, which calls for a minimum treating volume of 1.8 million crossties annually. Koppers' sales to the railroad industry are coordinated through its office in Pittsburgh, Pennsylvania. The Company's principal competitor in the railroad products market is Kerr-McGee Chemical Corp.

  Hardwood lumber accounts for approximately 60% of a finished crosstie's cost. The Company obtains its hardwood supply from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the United States. Hardwood prices fluctuate with demand from competing hardwood lumber markets such as flooring and pallets. The wood is taken by either truck or rail from Company-operated collection points directly into its treating plants, where it is pressure treated with creosote, a product of the Carbon Materials & Chemicals division. Over the last eight years, Railroad & Utility Products purchased all of its creosote requirements from the Carbon Materials & Chemicals division. In addition, several railroads procure their own raw materials and ship them into the Company's plants for treating services.

  The Company believes that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete ties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, the Company acquired a 50% partnership interest in KSA Limited Partnership ("KSA"), a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 1997, an estimated 1.3 million concrete crossties, or 6% of total tie insertions, were installed by Class 1 railroads. The Company believes that concrete ties will continue to command approximately this level of market share. This facility produced approximately 152,000 concrete crossties in 1997, or 12% of the U.S. estimated concrete tie market. While the cost of material and installation of a concrete tie is much higher than that of a wood tie, the average life of wood and concrete ties are similar, although concrete generally performs better in high weight bearing, high traffic areas and is attractive to railroads for these purposes.

 Utility & Construction Products

  Utility poles are produced mainly from softwoods such as pine and fir, which have been subject to steady price increases in recent years due primarily to increased demand for softwood materials in the paper and construction industries. The majority of the softwood used for poles is purchased from large timber owners and individual landowners and shipped to one of the Company's pole-peeling facilities. While crossties are treated exclusively with creosote, the Company treats poles with a variety of preservatives including pentachlorophenol ("Penta"), chromated copper arsenate ("CCA") and creosote.

  The market for utility pole products is characterized by a large number of smaller, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented with over 300 investor-owned electric and telephone utilities and 1,800 smaller local utilities and Rural Electric Associations ("REAs"). Approximately 2.4 million poles are purchased annually. In 1996 and 1997, the Company has seen its utility pole volumes decrease due to industry deregulation and its impact on maintenance programs. The Company expects demand for utility poles to remain at lower levels for the next several years.

  In 1997, pole products accounted for approximately one-third of Railroad & Utility Products' net sales. Koppers' sales to its ten largest pole customers accounted for approximately 8% of Railroad & Utility Products' net sales for 1997. Principal competitors in the utility products market are McFarland Cascade, North Pacific Lumber and Atlantic Wood Industries Inc. There are few barriers to entry in the utility products market, estimated by the Company to consist of mostly regional, wood treating companies which typically operate small to medium size plants and serve local clients.

COKE PRODUCTS

  Since the closing of the Woodward Facility in January 1998, the Company's coke business consists of only the Monessen Facility, which produces furnace coke. Koppers has made capital expenditures of approximately $25.0 million to modernize the Monessen Facility since its purchase in 1995 for $5.0 million. The plant consists of two batteries with a total of 56 ovens and has a total capacity of approximately 350,000 tons of furnace coke per year. All of the ovens were rebuilt in 1980 and 1981, which, together with recent improvements, makes the Monessen Facility one of the most modern coking facilities in the United States. The Monessen Facility is self-sufficient in all its energy needs other than electricity.

  The Monessen Facility qualifies for a tax credit based on its production of coke as a non-conventional fuel and the sale thereof to unrelated third parties. The tax credit generated per ton of coke is tied to a per-barrel of oil equivalent determined on a BTU basis and adjusted annually for inflation. In 1997, the approximate value of this tax credit per ton of coke was $26.00. The credit is available through December 31, 2002 and provided tax benefits to Koppers of approximately $9.0 million and $7.0 million in 1997 and 1996, respectively, and could provide up to $10.4 million per year thereafter, unadjusted for inflation and assuming the availability of taxable income and full production at the Monessen Facility. The Company may monetize some or all of these tax credits.

  Koppers has a contract with LTV covering production at the Monessen Facility. The contract is a seven-year contract through 2002 and is for 240,000 tons per year, plus or minus 10% at LTV's option, at prices subject to periodic adjustments. In 1998, the Company expects LTV to take close to 100% of the Monessen Facility's production capacity.

  Due to the advanced ages of the coke oven batteries, ongoing environmental compliance issues and significant capital expenditure requirements, all of which had combined to reduce productive capacity and increase per unit costs, the Company's Board of Directors authorized the Company to close the Woodward Facility in early 1998. This resulted in a charge to earnings in the fourth quarter of 1997 of $39.9 million, approximately $9.4 million of which are estimated to be 1998 cash charges primarily for dismantling and employee benefit costs. Sales and gross profit at the Woodward Facility for the twelve months ended December 31, 1997 amounted to $51.8 million and ($8.1) million, respectively.

  Due to unanticipated disruptions in United States coke consumption during 1996, along with the increasing availability of lower-priced imported coke, the current market for coke remains relatively soft.

KOPPERS AUSTRALIA

  Koppers Australia is a wholly-owned subsidiary of the Company and is Australia's largest manufacturer of carbon pitch, carbon black, wood preservatives and treated wood products, and markets these products in Australia, New Zealand and other Pacific Rim nations. Koppers Australia is the only coal tar distiller in Australia, providing it with a significant competitive advantage in serving the Australian aluminum smelting industry. Products and services provided by Koppers Australia's coal tar division are similar to those provided by the Company's Carbon Materials & Chemicals division, with the exception that Koppers Australia produces carbon black and does not have PAA production capabilities (see "--Carbon Materials & Chemicals").

  Operations in coal tar processing, chemically treated wood products, and carbon black accounted for 36%, 17% and 19% of Koppers Australia's net sales, respectively, for its fiscal year ended June 30, 1997. Koppers Australia also has a 51% interest in a wood preservative chemicals company, Koppers-Hickson Investments Pty. Limited ("Koppers-Hickson"), which accounts for the remaining 28% of net sales. Koppers Australia has operations in five countries, enjoys sizable market shares in each of its businesses and is well-positioned to take advantage of anticipated growth in the aluminum industries in Australia, China and Southeast Asia. Koppers Australia has entered into a marketing agreement with a carbon pitch producer located in the People's Republic of China to export carbon pitch from China to world markets. The wood preservation operations of Koppers Australia are generally pole-related and are similar to those of the Company's Railroad & Utility Products division.

  Historical operating results for Koppers Australia for the past three fiscal years are as follows (based on average month-end rates for income statement items and end of period rates for balance sheet items):

                                                  FISCAL YEARS ENDING JUNE 30,
                                                  -----------------------------
                                                     1997      1996      1995
                                                  --------- --------- ---------
                                                   (U.S. dollars in millions)
Operating revenue................................ $   134.0 $   132.6 $   116.5
Operating profit.................................      22.1      22.3      16.8
Net income.......................................      14.8      14.3      10.7
Minority interest included in net income.........       1.5       2.1       2.2
Current assets...................................      53.2      47.9      46.1
Total assets.....................................     127.0     113.9     105.2
Current liabilities..............................      22.0      22.8      19.7
Total liabilities................................      35.1      35.7      33.5

EQUITY INVESTMENTS AND RELATED PARTIES

 Tarconord

  Tarconord, located in Nyborg, Denmark, produces and markets carbon pitch, naphthalene and related products for the European and Middle Eastern markets. The Company's 50% partner in Tarconord is Tarco A/S, a road paving and industrial piping company also located in Denmark.

  Tarconord markets its primary product, carbon pitch, to aluminum producers in Norway, the Netherlands, the states of the former Soviet Union and northern Germany. Coal tar supplies are primarily purchased from steel producers in Scandinavia, Poland, the states of the former Soviet Union and Germany. Tarconord has a strategic location with respect to its largest customer country, Norway, where liquid pitch shipments move directly by ship from Tarconord's tar distillation facility at Nyborg to Norwegian smelters located at deep water sites.

  In 1996 Tarconord acquired 100% of the capital stock of Bitmac, a United Kingdom company engaged in tar distillation. Bitmac operates four plants in the United Kingdom, and management believes this acquisition has been strategically important in strengthening raw material supply and distillation capacity.

  Tarconord helps to position the Company as not only one of the two largest carbon pitch suppliers in the world, but also as the only such supplier operating on three continents. Management believes that this global presence represents a significant competitive advantage in serving multinational and domestic aluminum manufacturers.

 Domestic Joint Venture: KSA

  KSA, located in Portsmouth, Ohio, produces concrete crossties, a complementary product to the Company's treated wood crosstie business.

  Other interests are held by Sherman International Corp. (24%), Abetong America, Inc. (24%) and Sherman Abetong, Inc. (2%). KSA was formed to construct, own and operate a concrete railroad crosstie manufacturing facility located in Portsmouth, Ohio. KSA's major customer is CSX, which has a contract with the joint venture for 1.0 million concrete ties, approximately 0.75 million of which have been supplied since the start-up of operations in 1992. It has also expanded its product offerings to include concrete turnouts, used in rail traffic switching, and used crosstie rehabilitation.

  The following table presents total sales, equity in earnings and dividends received with respect to each of the Company's joint ventures for fiscal years ended 1997, 1996 and 1995.

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                       1997      1996     1995
                                                    --------- --------- --------
                                                     (U.S. dollars in millions)
TARCONORD
  Total sales...................................... $   107.1 $   118.2 $   72.4
  Equity in earnings...............................       1.7       1.6      3.1
  Dividends received...............................       1.2       2.4      0.7
KSA
  Total sales...................................... $    13.2 $    15.6 $   14.8
  Equity in earnings...............................       1.2       1.5      1.1
  Dividends received...............................       1.3       1.0      1.5

RESEARCH AND DEVELOPMENT

  As of December 31, 1997, the Company had eleven full-time employees engaged in research and development and technical service activities. The Company's research efforts are directed toward further development and utilization of products and technology regarding products developed from coal tar and technical service efforts to promote further use of creosote. The Company believes the research and technical efforts currently expended in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for fiscal 1997, 1996 and 1995 were $1.1 million, $1.0 million and $0.9 million, respectively.

TECHNOLOGY AND LICENSING

  In 1988, Koppers acquired certain assets from Old Koppers including the patents, patent applications, trademarks, copyrights, transferable licenses, inventories, trade secrets, and proprietary processes used in the businesses acquired. The most important trademark acquired was the name "Koppers." The association of the name with the chemical, building, wood preservation and coke industries is beneficial to the Company, as it represents longstanding, high-quality products. Included in the patents that were acquired by Koppers were patents for refuse burners, pitch quality controls (both in tar plants and aluminum plants), wood preservatives and additives, and tar refining.

ENVIRONMENTAL MATTERS

  Like companies involved in similar environmentally sensitive businesses, the Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning, among other things, the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emissions of substances into the air or otherwise relating to environmental protection and various health and safety matters (collectively, "Environmental Laws"). The Clean Air Act and Clean Water Act, each as amended, impose stringent standards on air emissions and water discharges, respectively. Under the Resource Conservation and Recovery Act, as amended ("RCRA"), a facility that treats, stores or disposes of hazardous waste on-site may be liable for corrective action costs, and a facility that holds a RCRA permit may have to incur costs relating to the closure of certain "hazardous" or "solid" waste management units. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and similar state laws, an owner or operator of property at which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination and related natural resource damages. In addition, under CERCLA, the generator of hazardous substances may be strictly, and jointly and severally liable for any required investigation or remediation at third-party disposal sites and related natural resource damages. The Environmental Laws are subject to frequent amendment. The sanction for failure to comply with such Environmental Laws can include significant civil penalties, criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with violations of or liability under Environmental Laws.

  The Jefferson County Department of Health ("Jefferson County") issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward Facility during the period May 26, 1992 through March 1, 1996. On February 14, 1997 the United States Environmental Protection Agency ("EPA") issued a notice of violation covering the same issues that were raised in the Jefferson County notice of violation. Thereafter, the Company discovered that certain benzene abatement equipment at the Woodward Facility had not been operational for several months. Following a preliminary investigation, the Company also discovered that certain reports and records contained incomplete and inaccurate information and that certain environmental reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities, and the environmental reporting status of the Woodward Facility has been brought up to date by the Company. Counsel and independent investigators were retained to conduct a complete and thorough investigation; and the benzene abatement equipment had been returned to service prior to the ceasing of operations in January 1998. However, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third-party lawsuits. The Company and Jefferson County have negotiated a settlement agreement (the "Settlement Agreement") which would have required the Company to install monitoring and control equipment and institute operational changes; subsequent to the Settlement Agreement, the Company has permanently shut down all coke oven batteries at the Woodward Facility. The Settlement Agreement included both the original Jefferson County notice of violation and the self-reported benzene abatement violations. The Settlement Agreement, in addition to the changes listed above, also required the Company to pay a civil penalty in the amount of $450,000 to Jefferson County, which was paid in 1997. On February 9, 1998 Jefferson County proposed a modified settlement agreement to address alleged air exceedences from August 1997 through January 1998 which includes an additional penalty in the amount of $575,000. The Company is currently in the process of reviewing the proposed modification, and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the settlement with Jefferson County will deter the EPA from pursuing its notice of violation and that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

  Koppers was served with a notice of violation from the Pennsylvania Department of Environmental Protection ("PADEP"), which alleged Koppers was not in compliance with a plan approval issued by PADEP for the Monessen Facility. The notice alleges that the Monessen Facility is emitting more nitrogen oxides than is allowed by the plan approval. Koppers also received a notice of violation in connection with a failure to conduct timely emission testing on the boilers at the Monessen Facility. Koppers has installed additional equipment and modified existing equipment to improve the quality of boiler emissions. Resolution of these matters could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Koppers has submitted an amended plan approval application to PADEP that provides for limitations on the operation of the two boilers at the Monessen Facility. PADEP is currently reviewing this application. As a result of the failure to meet the original nitrogen oxide emission limitations, it is expected that PADEP will propose a civil penalty in an amount of approximately $100,000. However, there can be no assurance that a higher penalty will not be sought.

  On June 12, 1996 PADEP issued a notice of violation in connection with an alleged noncompliance with the terms of a consent agreement between the Company and PADEP regarding liability for environmental conditions existing at the time the Company purchased the Monessen Facility ("Consent Agreement"). The notice of violation alleged that the Company had not implemented the corrective actions required under the Consent Agreement in a timely fashion. The Company has completed the implementation of the corrective actions at issue and has settled this matter by payment of a fine in the amount of $261,000 in January 1998.

  In June 1997, during a routine environmental compliance audit of the Logansport, Louisiana wood treating facility, it was discovered that certain records and reports relating to discharges of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA. While no notice of violation has been issued in conjunction with this issue, it is likely that a notice of violation will be issued and substantial penalties will be sought by the local municipality, the State of Louisiana or the EPA.

  For each of the last three fiscal years, the Company's average capital expenditures and operating expenses for environmental matters, including depreciation, amounted to approximately $7.0 million and $16.0 million, respectively. The Company believes that environmental operating costs will not change materially from those incurred during the past three years. The Company currently estimates that capital expenditures in connection with matters relating to environmental control will be approximately $6.9 million for 1998. Because Environmental Laws have historically become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future. Also, Koppers may have to incur additional capital expenditures and compliance costs (which it is unable to estimate at this time) in connection with the resolution of the aforementioned notices of violations. As such, there can be no assurance that costs of compliance with existing and future Environmental Laws will not exceed current estimates and will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Under the terms of the Asset Purchase Agreement between the Company and Old Koppers (now known as Beazer East, Inc.) at the formation of Koppers in 1988, Beazer East assumed the liability for and indemnified Koppers against (among other things) cleanup liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East, and third-party claims arising from such contamination under the Indemnity. Beazer East's performance of the Indemnity is unconditionally guaranteed by Beazer Limited under the Guarantee. The obligations of Beazer Limited under the Guarantee may be enforced directly against Beazer Limited without notice of default to Beazer East and without making any demand on, obtaining any judgment or order or commencing any legal proceeding against, or taking any other action against Beazer East. However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, and if Koppers were required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if Koppers were required to record a contingent liability in respect of environmental matters covered by the Indemnity on its balance sheets, the result could be that Koppers would have significant negative net worth.

  Five of the sites owned and/or operated by Koppers are listed on the National Priorities List ("NPL") promulgated under CERCLA. These sites are the Feather River, California wood treating facility, the Gainesville, Florida wood treating facility, the Galesburg, Illinois wood treating facility, the Florence, South Carolina wood treating facility, and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many of Koppers' sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted on several such sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. The Indemnity provides that, with certain limited exceptions, Beazer East will be responsible for and will indemnify Koppers against any liability, damage, loss, cost, expense and any related fine or penalty, including liabilities for personal injury to employees resulting from exposure to toxic or hazardous substances, arising under any federal, state or local Environmental Law in connection with any condition or activity at the sites purchased or leased from Beazer East existing on or prior to the Acquisition, provided that, within twelve years after the Acquisition (December 29, 2000) Beazer East either receives a claim asserted by Koppers or a third party or receives specific and particularized notice of a condition or activity that may give rise to a claim and such a claim is at any time actually brought. However, claims related to hazardous substances that were both generated at facilities owned or operated prior to the Acquisition and disposed of at third-party locations before the date of the Acquisition do not have to be asserted or identified before the twelfth anniversary. Also, Beazer East indemnifies Koppers for ninety percent (90%) of claims in excess of $100,000 in any year that are related to disposal of contaminated soil generated as a result of a voluntary decision by Koppers. In regard to personal injury environmental claims asserted by an employee alleging exposure to toxic substances in the workplace, such claims are allocated between Beazer East and Koppers according to how many months the employee making the claim worked for each entity.

  Costs and liabilities associated with investigative, cleanup and closure activities at the NPL sites and RCRA-permitted facilities acquired from Beazer East are expected to be significant. While Beazer East has retained and accepted responsibility for investigative, cleanup and closure activities relating to pre-Acquisition contamination at such properties (including being the signatory on several consent agreements relating to such sites) and has paid, to date, for substantially all such investigative, remedial and closure costs, the government has the right under applicable Environmental Laws to seek relief directly from Koppers for any and all such pre-Acquisition obligations and liabilities at or on sites owned or operated by Koppers. Although Beazer East and Beazer Limited have performed their respective obligations since 1989, there can be no assurances that Beazer East and Beazer Limited will continue to meet their obligations under the Indemnity and the Guarantee, respectively. Since 1991, Beazer East and Beazer Limited have been wholly-owned indirect subsidiaries of Hanson PLC.

  Beazer East is actively fulfilling its obligations to conduct investigative, cleanup and closure programs at the properties which Koppers acquired from Beazer East in accordance with the requirements of regulatory authorities. The Indemnity is not applicable to sites acquired since the formation of Koppers, for which separate indemnifications have been negotiated where appropriate.

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitments under the Indemnity and the Guarantee, Koppers may be required to pay costs covered by the Indemnity. Koppers has been informed by Beazer East that for the last three years, amounts paid by Beazer East under the Indemnity have averaged approximately $14.0 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if Koppers were required to record a liability regarding environmental matters covered by the Indemnity on its balance sheets, the result could be that Koppers would have significant negative net worth.

  In addition, Beazer East has defended and is presently defending certain toxic tort actions arising from the pre-Acquisition operation of assets which the Company acquired from Beazer East. These tort actions were not assumed by Koppers under the Asset Purchase Agreement and are within the scope of the Indemnity.

  As a result of a lawsuit among CSX, Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Koppers' facility located in Green Spring, West Virginia. There can be no assurance that CSX will perform its obligations and if Koppers were required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  The Indemnity does not afford Koppers indemnification against environmental costs and liabilities relating to activities or conditions occurring or arising after the Acquisition, nor does the Indemnity cover liabilities arising in connection with post-Acquisition acquisitions.

  In the summer of 1997, Koppers evaluated the environmental liabilities related to the manufacturing sites associated with the Acquisition. The evaluation was based on a report prepared by an independent consultant, which utilized site-specific public information to the extent available, as supplemented by (among other things) its technical knowledge and expertise, published resources regarding costing of remediation techniques and specified technical cost and regulatory assumptions. The evaluation and report estimated that approximately $111.1 million would be expended at these sites for environmental remediation during the period of 1998 to 2042. Koppers estimates that approximately $92.9 million of this amount is covered under the Indemnity, that it is responsible for $135,000, and that identified third parties are responsible for the remaining $18.1 million. There can be no assurance, however, that the actual liabilities associated with the investigation, cleanup and closure of these sites will not exceed this estimate. The factors that could affect the continuing validity of the estimate include: new information about the contamination at the sites that is contrary to previous assumptions, new interpretations of existing Environmental Laws, new and more stringent Environmental Laws, and more vigorous enforcement policies of regulatory authorities. Further, in the event that Beazer East does not fulfill it commitments under the Indemnity or the identified third parties do not fulfill their commitments, Koppers may be required to pay costs that would have a material adverse effect on the business, financial condition, cash flow and results of operation of the Company.

  Koppers purchased a wood treating facility located in Somerville, Texas from Atchison, Topeka & Santa Fe Railway Company ("Santa Fe") in March 1995. At the time of the purchase there were several existing environmental issues at the facility. Santa Fe retained responsibility for remediating and monitoring all closed solid waste units and surface impoundments at the facility that were in existence at the time of the sale. Santa Fe indemnified Koppers for all violations of Environmental Laws or releases of hazardous substances or petroleum products that occurred before the sale. In addition, for the first twelve years following the sale, Santa Fe is obligated to indemnify Koppers for costs that exceed a specified annual cap ($50,000) when such costs arise from a construction project that Koppers voluntarily initiates and also arise from complying with Environmental Laws governing containment, disposal or monitoring of hazardous substances at the site.

  Koppers purchased a tar distillation facility located in Clairton, Pennsylvania from Aristech in April 1996. This tar distillation facility is located within the boundaries of a coke facility owned and operated by U.S. Steel Group, Inc. ("U.S. Steel"). U.S. Steel Group had sold the tar distillation facility to Aristech in 1986. At the time of the purchase there were several existing environmental issues at the tar distillation facility. When USX sold the tar distillation facility to Aristech, it provided Aristech with a broad indemnity for environmental contamination that predated the 1986 sale of the tar distillation facility to Aristech. When Koppers purchased the tar distillation facility from Aristech, it assumed Aristech's obligations and gained Aristech's protections under the USX indemnity agreement. The principal obligation is that Koppers must pay for ten percent (10%) of the environnmental remediation costs incurred by USX in implementing a consent decree concerning the tar distillation facility and USX's surrounding coke facility, up to a maximum combined payment by both Koppers and Aristech of $500,000. Prior to Koppers' purchase of the tar distillation facility, Aristech had made payments of approximately $175,000 under the USX indemnity agreement. To date, Koppers has not made any payments under this indemnity provision. As part of the agreement with Aristech, Koppers agreed to indemnify Aristech for environmental claims arising from operations at the tar distillation facility. However, the requirement for Koppers to indemnify Aristech has several exceptions, including but not limited to: claims for which USX will provide indemnification, personal injury claims arising from a pre-sale chemical release, and any incident listed on a schedule to the asset purchase agreement.

  At the Clairton facility, the Somerville facility and the Monessen Facility (all of which Koppers acquired subsequent to the acquisition of the Beazer East properties), remedial actions are being performed in accordance with applicable regulations and all indemnification obligations are being honored at the Clairton and Somerville facilities. The Company believes that the sellers (or their predecessors) at both of these sites will conduct and finance most investigative and cleanup activities directly. Although the Company is not aware of any reason why such indemnification obligations will not be performed, if Koppers were required to pay costs associated with environmental contamination at these two sites, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Monessen Facility was purchased pursuant to a bankruptcy sale. Although an environmental indemnification was provided by the seller of that facility to Koppers, Koppers does not expect that such indemnification obligations will be honored. If contamination at the Monessen Facility should be discovered which has not been identified pursuant to the a consent order and agreement with the EPA (the "Monessen Consent Order"), or if the EPA should require cleanup above the $550,000 "cap" contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

  Koppers has made other asset acquisitions that involved purchase of real property. While environmental indemnifications were obtained as part of the transactions, the limited financial resources of the selling parties makes fulfillment of these indemnifications unlikely. Material pre-purchase environmental conditions identified during the due diligence leading up to these acquisitions were addressed either before the purchase or immediately afterwards.

  From time to time, Koppers is served with notices of violation and requests for information relating to environmental compliance matters at the various facilities it owns and operates. In November 1996, Koppers received an information request from the EPA in regard to water discharges from its facilities. Subsequent to this initial request, Koppers has received two additional information requests from the EPA. The initial request, the first supplemental request and the second supplemental request have been answered. While the EPA has not issued a notice of violation in connection with these requests, there can be no assurance that civil penalties or the requirement to expend capital resources will not arise.

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

  In addition to the environmental issues discussed above, the Company has received or expects to receive notices of violations and requests for information at its Monessen Facility and the Stickney, Illinois and Follansbee, West Virginia tar distillation and chemicals facilities that relate to matters which the Company does not believe will have a material impact on the business, financial condition, cash flow and results of operations of the Company.

  On occasion, Koppers Australia has been served with notices relating to environmental compliance issues arising in connection with its operations. Koppers Australia was served with a notice by the Tasmanian Department of Environment and Land Management ("DELM") which alleged that the Longford, Tasmania facility was not in compliance with certain water discharge requirements. Koppers Australia is currently in negotiations with the DELM with respect to this issue. In addition, historic operations conducted at the Koppers

Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian Register of Contaminated Sites. The Rockhampton and Takura, Queensland facilities are listed on the Queensland Register of Contaminated Sites as "probable sites". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

EMPLOYEES AND EMPLOYEE RELATIONS

  As of January 31, 1998, the Company employed 661 salaried employees and 1,329 hourly employees. Listed below is a breakdown of employees by business segment, including administration.

                                                                    NON-
DIVISION                                                 SALARIED SALARIED TOTAL
--------                                                 -------- -------- -----
Carbon Materials & Chemicals............................   134       293     427
Railroad & Utility Products.............................   214       594     808
Coke Products...........................................    58       227     285
Koppers Australia.......................................   173       209     382
Administration..........................................    82         6      88
                                                           ---     -----   -----
  Total Employees.......................................   661     1,329   1,990
                                                           ===     =====   =====

  Of the Company's 1,990 employees, approximately 1,200 are represented by 17 different unions and covered under 29 separate labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with more than 500 employees. Another significant affiliation is the Oil, Chemical, and Atomic Workers Union, with approximately 300 employees at four facilities. Labor negotiations are conducted on a plant-by-plant basis and approximately one-fourth of the outstanding contracts are renegotiated in any one year.

  In the last five years, the Company has had three work stoppages due to strikes at its Follansbee, Somerville and Galesburg facilities. The Follansbee strike occurred in November 1993 and the Somerville and Galesburg strikes occurred in March 1996. In each instance, the Company was able to continue operation of the respective facilities at approximately 85% of capacity and to reach agreement with each of the unions on terms satisfactory to the Company. There can be no assurance that the Company would be able to continue operating facilities in the event of further work stoppages or union disputes in the future.

ITEM 2. PROPERTIES

  The principal fixed assets of the Company consist of its production, treatment, and storage facilities and its transportation and plant vehicles. Its production facilities consist of five Carbon Materials & Chemicals facilities, 15 wood treating facilities, 14 facilities in the South Pacific and the Monessen Facility. See "--Carbon Materials & Chemicals," "--Railroad & Utility Products," "--Coke Products" and "--Koppers Australia." As of December 31, 1997, vehicles and equipment represented approximately 31% of the Company's total assets, as reflected in its consolidated balance sheet. The following chart sets forth information regarding the Company's facilities:

                                                                                      DESCRIPTION OF
DIVISION/PLANT                                      LOCATION              ACREAGE    PROPERTY INTEREST
--------------                                      --------              ------- -----------------------
CARBON MATERIALS & CHEMICALS
Clairton                                Clairton, PA                         17            Owned
Follansbee                              Follansbee, WV                       32            Owned
Portland                                Portland, OR                          6   Leased through 12/31/98
Stickney                                Cicero, IL                           38            Owned
Woodward                                Dolomite, AL                         23            Owned
RAILROAD & UTILITY PRODUCTS
Denver                                  Denver, CO                            5            Owned
Feather River                           Oroville, CA                        156            Owned
Florence                                Florence, SC                        200            Owned
Gainesville                             Gainesville, FL                      86            Owned
Galesburg                               S. Galesburg, IL                    125     Leased year to year
Green Spring                            Green Spring, WV                     98            Owned
Grenada                                 Tie Plant, MS                       154            Owned
Guthrie                                 Guthrie, KY                         122            Owned
Logansport                              Logansport, LA                       30            Owned
Montgomery                              Montgomery, AL                       84            Owned
North Little Rock                       N. Little Rock, AR                  148            Owned
Roanoke Valley                          Salem, VA                            91            Owned
Somerville                              Somerville, TX                      244            Owned
Superior                                Superior, WI                        120            Owned
Susquehanna                             Montgomery, PA                      109            Owned
COKE PRODUCTS
Monessen                                Monessen, PA                         45            Owned
KOPPERS AUSTRALIA
Koppers-Hickson                         Trentham, Victoria                   24            Owned
                                        Auckland, New Zealand               1.3           Leased
                                        Penang, Malaysia                      3           Leased
                                        Fiji                                 .7            Owned
                                        South Africa                         .3           Leased
Koppers Timber Preservation             Bunbury, West Australia            13.7           Leased
                                        Grafton, New South Wales            100            Owned
                                        Hume, Australia Capital Territory    50           Leased
                                        Longford, Tasmania                 16.5            Owned
                                        Rockhampton, Queensland             3.5           Leased
                                        Takura, Queensland                   79           Leased
                                        Thorton, New South Wales             15            Owned
Koppers Coal Tar Products               Mayfield, New South Wales            26            Owned
Continental Carbon Australia Pty. Ltd.  Kurnell, New South Wales             20           Leased

  The Company's corporate headquarters are located in approximately 50,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania. The office space is leased from Axiom Real Estate Management, Inc. pursuant to an 11-year lease, with the initial term expiring December 31, 2003. The lease provides for an additional five-year renewal option.

ITEM 3. LEGAL PROCEEDINGS

  Jefferson County issued a notice of violation on March 11, 1996 in connection with various alleged violations of Jefferson County's air pollution control rules and regulations for emissions from coke oven batteries at Koppers' Woodward Facility. On February 14, 1997, the EPA sent a notice of violation to Koppers that covered the same issues identified in the Jefferson County notice of violation. Koppers has entered into a settlement agreement with Jefferson County which resulted in a payment of $450,000 by the Company in 1997. On February 9, 1998 Jefferson County proposed a modified settlement agreement to address alleged air exceedences from August 1997 through January 1998 which includes an additional penalty in the amount of $575,000; however, there can be no assurance that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. See "Business-- Environmental Matters."

  Koppers was served with a notice of violation from PADEP, which alleged Koppers was not in compliance with a plan approval issued by PADEP for the Monessen Facility. The notice alleges that the Monessen Facility is emitting more nitrogen oxides than is allowed by the plan approval. Koppers also received a notice of violation in connection with a failure to conduct timely emission monitoring testing on the boilers at the facility. Koppers has installed additional equipment and modified existing equipment to improve the quality of boiler emissions. Resolution of these matters could have a negative effect on the business, financial condition, cash flow and results of operations of the Company. Koppers has submitted an amended plan approval application to PADEP that provides for limitations on the operation of the two boilers at the Monessen Facility. PADEP is currently reviewing this application. As a result of the failure to meet the original nitrogen oxide emission limitations, it is expected that PADEP will propose a civil penalty in an amount of approximately $100,000. See "Business--Environmental Matters."

  On June 12, 1996, PADEP issued a notice of violation in connection with an alleged noncompliance with the terms of a Consent Agreement between the Company and PADEP regarding liability for environmental conditions existing at the time Koppers purchased the Monessen Facility. The notice of violation alleged that Koppers had not implemented the corrective actions required under the Consent Agreement in a timely fashion. PADEP has calculated a stipulated penalty in the amount of $261,000, which was paid in January 1998. See "Business--Environmental Matters."

  The Company is involved in various other proceedings relating to environmental laws and regulations. See "Business--Environmental Matters."

  The Company is involved in various other proceedings incidental to the ordinary conduct of its business. The Company believes that none of these other proceedings will have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A meeting of the shareholders of the Company was held on November 13, 1997 at the corporate offices of the Company. The shareholders unanimously elected Christian L. Oberbeck to serve on the Board of Directors of the Company; Robert K. Wagner, Brooks C. Wilson, N. H. Prater, and Clayton A. Sweeney were the continuing Directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Currently, there is no established public trading market for the Common Stock. At March 1, 1998 the Company had 1,706,014 shares of Common Stock $.01 par value outstanding. All of the Common Stock was owned by 118 Management Investors. The terms and conditions of ownership, including voting rights and dividends, are governed by the Restated Articles of Incorporation of the Company and the stockholders' agreement by and among the Company, Saratoga and the Management Investors, dated December 1, 1997 (as amended, the "New Stockholders' Agreement"). See "Directors and Officers of the Registrant--New Stockholders' Agreement."

  Each share of Common Stock has an equal and ratable right to receive dividends to be paid from the Company's assets legally available therefor when, as, and if declared by the Board of Directors. The declaration and payment of dividends on the Common Stock are subject to the Company's credit and loan agreements, are subject to the provisions of the indenture which governs the New Notes, are subject to the supermajority vote requirements of the New Stockholders' Agreement, and are subject to the provisions of any series of preferred stock, including the Preferred Shares held by Saratoga, which may, at the time, be outstanding. On February 25, May 30, and August 29, 1997 the Company declared dividends of $0.085 per common share and common share equivalent.

ITEM 6. SELECTED FINANCIAL DATA

                                          YEARS ENDED DECEMBER 31,
                                ----------------------------------------------
                                  1997      1996      1995     1994     1993
                                --------  --------  -------- -------- --------
                                  (In thousands, except per share figures)
INCOME STATEMENT DATA:
Net Sales.....................  $593,060  $588,544  $525,730 $476,448 $461,219
  Cost of sales...............   501,349   496,062   440,746  407,533  397,131
  Depreciation and
   amortization (1)...........    23,507    21,793    17,532   16,680   19,425
  Selling, general and
   administrative.............    28,068    27,545    27,604   24,068   19,559
  Restructuring charges (2)...    45,424    15,513        --    2,458       --
                                --------  --------  -------- -------- --------
Operating profit..............    (5,288)   27,631    39,848   25,709   25,104
Equity in earnings of
 affiliates...................     5,318     9,587     9,239    5,314    4,578
Other income (expense) (3)....    (1,414)  (12,623)      376      531      468
Interest expense..............    17,251    16,636    15,060   13,620   13,177
                                --------  --------  -------- -------- --------
Income (loss) before taxes....   (18,635)    7,959    34,403   17,934   16,973
Income taxes (benefit)........   (19,674)   (6,139)    9,963    5,017    6,508
                                --------  --------  -------- -------- --------
Income before extraordinary
 item and cumulative effect of
 changes in accounting
 methods......................     1,039    14,098    24,440   12,917   10,465
Net income (loss) (4).........    (5,657)   14,098    24,440   11,102    4,748
Payment-in-kind dividends on
 preferred stock..............        --        --        --      944    7,242
                                --------  --------  -------- -------- --------
Net income (loss) to common
 stock........................  $ (5,657) $ 14,098  $ 24,440 $ 10,158 $ (2,494)
Earnings per share of common
 stock before extraordinary
 item and cumulative effect of
 changes in accounting
 methods:
Basic earnings (loss) per
 share of common stock (5)....  $   0.17  $   1.54  $   3.18 $   2.16 $   0.57
                                ========  ========  ======== ======== ========
Diluted earnings (loss) per
 share of common stock........  $   0.12  $   1.47  $   2.36 $   1.13 $   0.32
                                ========  ========  ======== ======== ========
Earnings (loss) per share of
 common stock:
Basic earnings (loss) per
 share of common stock........  $  (0.92) $   1.54  $   3.18 $   1.83 $  (0.44)
                                ========  ========  ======== ======== ========
Diluted earnings (loss) per
 share of common stock........  $  (0.65) $   1.47  $   2.36 $   0.96 $  (0.25)
                                ========  ========  ======== ======== ========
Cash dividends per common
 share........................  $   0.26  $   0.34  $   0.25 $     -- $     --
BALANCE SHEET DATA (END OF
 PERIOD):
Working capital...............  $109,200  $ 77,688  $ 80,095 $ 79,078 $ 83,856
Total assets..................   500,175   411,180   348,955  294,193  282,520
Total debt (6)................   320,655   209,884   174,000  159,000  113,461
Preferred stock (7)...........        21        --       260      260   52,768
Redeemable common stock (8)...    26,355    23,957    23,715   15,450      800
Common equity.................   (14,579)   54,106    54,255   36,490   36,864

--------
(1) The 1994 results reflect a $1.4 million reduction in depreciation expense for change in estimate of useful lives of certain assets effective July 1, 1994. See Note 1 of the Notes to Consolidated Financial Statements of the Company.

(2) The 1997 results reflect $45.4 million of restructuring charges comprised of $39.9 million related to the closure of the Woodward Facility, and $5.5 million related to the Feather River, California co-generation and treating plant. The 1996 results reflect $7.4 million of plant closing charges, primarily related to the closing of the Company's tar distillation facility located in Houston, Texas, $5.4 million of charges related to capacity rationalization at the Woodward Facility, and $2.6 million of severance charges for salaried employees as a result of workforce reductions at various locations. The 1994 results reflect severance charges for salaried employees as a result of workforce reductions at various locations. See Note 2 of the Notes to Consolidated Financial Statements of the Company.

(3) Other expense for 1997 is for the write-off of expenses related to an Initial Public Offering which was withdrawn in 1997. Other expense for 1996 consists of a $10.1 million charge related to a settlement for a legal judgment rendered against the Company in connection with product liability claims from the Company's roofing business for years prior to the formation of the Company in 1988 (the "OCF Settlement"), and a $2.5 million legal settlement to CSX. See Note 12 of the Notes to Consolidated Financial Statements of the Company.

(4) Net income for 1997 and 1994 include extraordinary losses on early extinguishments of debt, net of tax, of $6.6 million and $1.8 million, respectively. See Note 5 of the Notes to Consolidated Financial Statements of the Company. Net income for 1993 includes effects of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" of $(5.2 million) net of tax, and SFAS No. 109, "Accounting for Income Taxes" of $(0.5 million).

(5) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further information regarding earnings per share and the impact of Statement No. 128, see Notes 1 and 10 of the Notes to Consolidated Financial Statements of the Company.

(6) The Company sold $175.0 million of 9 7/8% Senior Subordinated Notes due 2007 on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia).

(7) On December 1, 1997 the Company converted 2,117,952 shares of voting Common Stock and 27,672 shares of non-voting Common Stock held by Saratoga into 2,145,624 Preferred Shares, which entitles Saratoga to elect a majority of the Board of Directors and to exercise a majority of the voting power over all outstanding stock of Koppers Industries, Inc. with respect to all other matters subject to a stockholder vote. See Notes 2 and 6 of the Notes to Consolidated Financial Statements of the Company. On February 10, 1994 the Company issued $110.0 million of unsecured ten-year, 8 1/2% senior notes, of which $53.5 million was used to redeem all the Series A exchangeable preferred stock of the Company which had been issued at the inception of the Company.

(8) Represents the amount necessary to redeem stock held by Management Investors upon termination of their employment with the Company pursuant to the New Stockholders' Agreement. See Note 7 of the Notes to Consolidated Financial Statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company is a leading integrated producer of carbon compounds and treated wood products for use in a variety of markets. The Company's products and operations are divided into three businesses prior to the acquisition of Koppers Australia: Carbon Materials & Chemicals, Railroad & Utility Products and Coke Products.

RESULTS OF OPERATIONS

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                 YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1997       1996       1995
                                                --------   --------   --------
NET SALES (In thousands):
  Carbon Materials & Chemicals................. $241,148   $239,298   $197,434
  Railroad & Utility Products..................  255,204    239,913    248,212
  Coke Products................................   96,708    109,333     80,084
                                                --------   --------   --------
    Total...................................... $593,060   $588,544   $525,730
                                                ========   ========   ========
SEGMENT SALES AS PERCENTAGE OF TOTAL:
  Carbon Materials & Chemicals.................     40.7%      40.7%      37.6%
  Railroad & Utility Products..................     43.0%      40.8%      47.2%
  Coke Products................................     16.3%      18.5%      15.2%
                                                --------   --------   --------
    Total......................................    100.0%     100.0%     100.0%
GROSS MARGIN BY SEGMENT (AFTER DEPRECIATION):
  Carbon Materials & Chemicals.................     18.5%      17.0%      18.0%
  Railroad & Utility Products..................     11.1%      10.9%      12.4%
  Coke Products................................     (3.6)%      4.6%       2.5%
                                                --------   --------   --------
    Total......................................     11.5%      12.0%      12.8%
OPERATING MARGIN BY SEGMENT:
  Carbon Materials & Chemicals.................     15.1%      10.3%      13.9%
  Railroad & Utility Products..................      6.1%       7.0%       9.1%
  Coke Products................................    (47.5)%     (3.2)%      0.0%
  Corporate Unallocated Overhead...............     (1.9)%     (1.7)%     (1.9)%
                                                --------   --------   --------
    Total......................................     (0.9)%      4.7%       7.6%

 Comparison of Results of Operations for the Years Ended December 31, 1997 and 1996.

  NET SALES. Net sales for the year ended December 31, 1997 were 0.8% higher than in 1996. Net sales for Carbon Materials & Chemicals increased by 0.8% due primarily to increases in volumes and prices for PAA of 18.2% and 6.2%, respectively. The increase in net sales of 6.4% for Railroad & Utility Products was due to higher railroad crosstie volumes and prices, which more than offset a 5.7% reduction in sales volumes for utility poles. Net sales for Coke Products decreased by 11.5% due to lower production and shipments primarily as the result of capacity rationalization at the Woodward Facility.

  GROSS PROFIT AFTER DEPRECIATION. As a percent of net sales, gross profit after depreciation decreased to 11.5% for the year ended December 31, 1997 from 12.0% last year. Gross margin for Carbon Materials & Chemicals increased to 18.5% from 17.0% in the prior year primarily as the result of increases in volumes and pricing of PAA in 1997 as noted above. Gross margin for Railroad & Utility Products increased to 11.1% from 10.9% in the prior year primarily as the result of higher revenues for railroad crossties. Gross margin for Coke Products decreased to (3.6%) from 4.6% due to higher unit costs incurred as the result of reduced production at the Woodward Facility, coupled with costs associated with unusual returns and credits issued to customers.

  DEPRECIATION AND AMORTIZATION. The increase in depreciation and amortization for 1997 as compared to the prior year was due primarily to the Company's ongoing capital expenditures program.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the year ended December 31, 1997 amounted to 4.7% of net sales, which was consistent with the prior year period, as lower expenses for salaries and benefits were offset by modest increases in various other expenses in 1997.

  RESTRUCTURING CHARGES. Restructuring charges for 1997 included $39.9 million related to the closing of the Woodward Facility and $5.5 million related to the closing of the co-generation facility and write-down of assets at the adjacent wood treating facility located in Feather River, California. Restructuring charges for 1996 were comprised of plant closing charges of $7.4 million, capacity rationalization charges of $5.4 million and severance charges of $2.6 million. Plant closing charges included $6.5 million for the Houston carbon materials facility and $0.9 million for the Carrollton, Ohio refractory materials facility. The plant closing charges consisted primarily of write-downs of property and equipment, environmental remediation and severance costs. Capacity rationalization charges of $5.4 million at the Woodward Facility primarily included property and equipment write-downs. See "--Liquidity and Capital Resources--Restructuring Charges."

  EQUITY IN EARNINGS OF AFFILIATES. Equity earnings for the year ended December 31, 1997 were $4.3 million lower than the prior year period primarily as a result of lower earnings from Koppers Australia. The lower earnings were due to higher maintenance and repair expenses, a stronger U.S. currency rate, and costs related to the acquisition of Koppers Australia by the Company in 1997.

  OTHER EXPENSE. Other expense for the year ended December 31, 1997 consisted of the write-off of $1.4 million of deferred expenses related to the Initial Public Offering which was withdrawn in the second quarter. Other expense for the prior-year period consisted of litigation charges related to the OCF Settlement and CSX. See Note 12 of the Notes to Consolidated Financial Statements of the Company.

  INCOME TAXES. The effective income tax rate for the year ended December 31, 1997 was (80.1)% as compared to (77.1)% in the prior year period due to restructuring charges in 1997 and restructuring and litigation charges in 1996, coupled with the utilization of $9.0 million and $7.0 million of energy tax credits from the Monessen Facility in 1997 and 1996, respectively. The credit is based on its production of coke as a non-conventional fuel source and the sale thereof to unrelated third parties. The credit is available through December 31, 2002 and, based on current production levels at the Monessen Facility, could provide up to a maximum $10.4 million of tax credits annually, unadjusted for inflation and assuming full production at the Monessen Facility. Use of the tax credits is limited to the availability of taxable income.

  NET INCOME. Net income for the year ended December 31, 1997 as compared to the prior year decreased by $19.7 million due primarily to restructuring charges of $45.4 million and extraordinary charges of $6.6 million exceeding 1996 restructuring charges of $15.5 million and litigation charges of $12.6 million.

 Comparison of Results of Operations for the Years Ended December 31, 1996 and 1995.

  NET SALES. Net sales for the year ended December 31, 1996 were 11.9% higher than the same period in 1995, due primarily to the effect of acquisitions in the Carbon Materials & Chemicals and Coke Products businesses. Net sales for Carbon Materials & Chemicals increased by 21.2% due primarily to sales of approximately $44 million from the Clairton facility acquired April 1, 1996. The effect of the acquisition was offset to some extent by a net reduction in PAA sales due to a 31.9% reduction in average PAA prices. Net sales for Railroad & Utility Products decreased by 3.3% due to a 12.2% reduction in sales volumes for utility poles as a result of public utility deregulation and its impact on maintenance programs and due to disruptions in shipments as a result of severe weather conditions in the first quarter of 1996. Net sales for Coke Products increased by 36.5% due primarily to sales of approximately $44 million from the Monessen Facility in its first full year of operation. This increase was offset to some extent by a 10.6% reduction in sales at the Woodward Facility resulting primarily from suspensions of shipments to U.S. Steel Group, a unit of USX Corporation, (due to an explosion at one of their blast furnaces) and McLouth Steel Products Corp. (due to its filing of a bankruptcy petition and its cessation of business) in 1996, as well as reduced production in the first quarter of 1996 as a result of severe weather conditions.

  GROSS PROFIT AFTER DEPRECIATION. As a percent of net sales, gross profit after depreciation decreased to 12.0% for the year ended December 31, 1996 from 12.8% for the prior year. Gross margin decreased to 17.0% from 18.0% for Carbon Materials & Chemicals and to 10.9% from 12.4% for Railroad & Utility Products, while gross margin for Coke Products increased to 4.6% from 2.5%. The decrease for Carbon Materials & Chemicals was due to a 31.9% reduction in PAA prices, which more than offset the positive margin effect of the Clairton acquisition. The decrease in gross profit for Railroad & Utility Products was due to higher unit costs for utility poles as a result of a 12.2% decline in sales volumes and $0.6 million of costs associated with labor disruptions and increased operating expenses as a result of severe winter weather in the first quarter of 1996. The increase for Coke Products was due primarily to higher coke prices of 2.8% coupled with higher volumes of 33.2%, as an increase in volumes due to a full twelve months of operations at the Monessen Facility was partially offset by volume reductions at the Woodward Facility.

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

  RESTRUCTURING CHARGES. Restructuring charges were comprised of plant closing charges of $7.4 million, capacity rationalization charges of $5.4 million and severance charges of $2.6 million. Plant closing charges included $6.5 million for the Houston carbon materials facility and $0.9 million for the Carrollton, Ohio refractory materials facility. The plant closing charges consisted primarily of write-downs of property and equipment, environmental remediation and severance costs. Capacity rationalization charges of $5.4 million at the Woodward Facility primarily included property and equipment write-downs. Severance charges totaling $2.6 million were incurred as a result of workforce reductions of approximately 90 salaried employees at various field locations and at corporate headquarters.

  EQUITY IN EARNINGS OF AFFILIATES. Equity in earnings of affiliates increased to $9.6 million for 1996 from $9.2 million in the prior year as higher earnings from Koppers Australia and KSA (as defined herein) were partially offset by lower earnings from Tarconord as a result of weaker European market conditions.

  LITIGATION CHARGES. Litigation charges for 1996 consisted of a $10.1 million charge related to the OCF Settlement and a $2.5 million legal settlement payment to CSX.

  INTEREST EXPENSE. Interest expense increased $1.6 million for 1996 compared to the prior year primarily as a result of the additional $40.0 million in indebtedness to finance the acquisition of the Clairton facility.

  INCOME TAXES. The effective income tax rate for 1996 was a benefit of (77.1)% as compared to an effective rate of 29.0% in the prior year as a result of lower pretax earnings in 1996 coupled with the utilization of a 1996 energy tax credit for the Monessen Facility.

  NET INCOME. Net income for 1996 as compared to the prior year decreased by $10.3 million primarily as a result of $15.5 million of restructuring charges and $12.6 million of litigation charges. These charges were offset in part by lower tax expense of $16.1 million in 1996 as compared to the prior year. Earnings from the recently acquired Monessen Facility and the Clairton facility were offset by lower PAA prices and the suspension of coke shipments to U.S. Steel Group and McLouth Steel Products Corp. for the reasons indicated.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity needs are primarily for debt service and capital maintenance. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

  As of December 31, 1997 the Company had $92.7 million of revolving credit availability under the New Credit Facilities for working capital purposes, subject to restrictions imposed under the Indenture related to the New Notes. As of December 31, 1997, $9.0 million of commitments were utilized by outstanding standby letters of credit.

  The Company sold $175.0 million of 9 7/8% Senior Subordinated Notes (the "New Notes") due 2007 on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia) (the "New Credit Facilities"). The proceeds from the New Credit Facilities and the sale of the Old Notes have been and are being used to complete the following transactions: (i) the acquisition of The Broken Hill Proprietary Company Limited's ("Broken Hill's") 50% interest in Koppers Australia; (ii) the repayment of $98.9 million of the 8 1/2% Senior Notes of Koppers Industries, Inc. due February 1, 2004 tendered pursuant to a tender offer and consent solicitation which was commenced October 20, 1997 and which expired on November 28, 1997 (the "Tender Offer"), plus $6.4 million of redemption premium thereof; (iii) the repayment of the outstanding indebtedness of approximately $88.1 million under the Company's term loan and revolving credit facilities (the "Bank Debt Refinancing"); (iv) the redemption of 1,813,200 shares of non-voting Common Stock owned by APT Holdings Corporation, an affiliate of Mellon Bank, N.A. for $22.9 million; (v) the redemption, at $17.00 per share, of up to 25% of the shares of common stock owned by the current officers of Koppers and Clayton A. Sweeney (a member of the Board of Directors) and the redemption of up to 100% of the shares of Common Stock owned by other Management Investors, in an aggregate amount not to exceed $15.0 million; (vi) the redemption of 436,508 non-voting shares of Common Stock from Saratoga Koppers; and (vii) the payment of related fees and expenses of approximately $16.0 million.

  The New Credit Facilities provide for a $70.0 million Term Loan A, $26.0 million of which was outstanding at December 31, 1997 and a $65.0 million Term Loan B, all of which was outstanding at December 31, 1997. The term loans and the revolving credit facility under the New Credit Facilities provide for interest at variable rates. At December 31, 1997 the effective rates on the term loans were 7.69% for Term Loan A, 8.19% for Term Loan B and 5.27% for the Australian term loan.

  Substantially all of the Company's assets, including the assets of any significant subsidiary, are pledged as collateral for the New Credit Facilities. The New Credit Facilities contain certain covenants which limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

  Cash provided by operating activities totaled $63.2 million for the year ended December 31, 1997, compared to $44.7 million for the same period last year, as lower earnings and higher deferred taxes in 1997 were more than offset by higher dividends from affiliated companies, higher restructuring reserves and lower working capital requirements in 1997 as compared to the prior year.

  Capital expenditures for the Company were $19.8 million for 1997 versus $21.7 million (excluding acquisitions for both years) for the same period last year, with the decrease in 1997 due primarily to significant 1996 capital improvements at the Stickney PAA plant and the Monessen Facility. In April 1996, Koppers purchased the coal chemical business of Aristech Chemical Corporation ("Aristech") located in Clairton, Pennsylvania for approximately $40.0 million cash and the assumption of certain liabilities. See Note 4 of the Notes to Consolidated Financial Statements of the Company.

  For the year ended December 31, 1998 the Company anticipates capital expenditures of $25.0 million. This amount includes environmental capital expenditures of $6.9 million, with the remaining amount for capital maintenance and improvements.

  Financing activities provided $8.2 million in cash for the year ended December 31, 1997 compared to providing $16.1 million for the same period last year. Cash provided in 1997 consisted primarily of net proceeds from the Refinancing of approximately $119.0 million, which was used for i) the acquisition of Koppers Australia for $63.0 million; ii) the purchase of $34.0 million of non-voting Common Stock; iii) $16.0 million of fees and expenses related to the Refinancing and the acquisition of Koppers Australia; and iv) $6.4 million of premium payments related to the redemption of the 8 1/2% Senior Notes due 2004. Cash supplied by financing activities in 1996 was largely the result of the $35.0 million term loan for the Clairton acquisition coupled with a net increase of $14.0 million in the revolving credit facility, used in part to provide for a $14.0 million term loan repayment and a $12.3 million purchase of non-voting Common Stock of the Company. See Note 6 of the Notes to Consolidated Financial Statements of the Company.

  In 1997, the Company paid three quarterly dividends totaling $2.3 million.

  Foreign Operations and Foreign Currency Transactions. The Company is subject to foreign currency translation fluctuations due to its foreign operations, the most significant of which is Koppers Australia, which has operations in Australia and various Pacific Rim nations.

  Subsequent Events. The remaining 906,600 shares of non-voting Common Stock were purchased from APT Holdings Corporation on January 5, 1998 for $11.4 million and were subsequently retired and cancelled. In addition, in January 1998 Saratoga purchased 142,857 Preferred Shares for a price of $14.00 per share. The Company is offering to redeem, at $17.00 per share, up to 25% of the shares of common stock owned by the current officers of Koppers and Clayton A. Sweeney, and up to 100% of the shares of Common Stock owned by other Management Investors, in an aggregate amount not exceeding $15.0 million. Additionally, all salaried employees of the Company may purchase Common Stock of the Company at the price of $14.00 per share. Management Investors may redeem shares at $17.00 or purchase shares at $14.00, but may not do both simultaneously. The results of the redemption and purchase offers will be known in early April 1998. The New Stockholders' Agreement provides for stock redemptions of up to 5% of each stockholders' outstanding shares annually beginning in 1999 at the Company's option, provided that all relevant covenants with the Company's lenders and noteholders are met.

  Restructuring Charges. Restructuring charges of $45.4 million for 1997 consisted of approximately $24.4 million of cash charges, $11.4 million of which are expected to be incurred in 1998. The remaining cash charges are primarily for pension and postretirement benefits. Working capital reductions at the Woodward Facility are expected to generate approximately $6.4 million of cash flow in 1998, reducing the estimated 1998 net cash outlays from restructuring charges to $5.0 million. Restructuring charges for 1996 consisted of $11.4 million and $4.1 million of cash and non-cash charges, respectively. At December 31, 1997, none of the cash charges for the 1997 restructuring and substantially all of the cash charges for the 1996 restructuring had been expended.

  Seasonality; Effects of Weather. The Company's quarterly operating results fluctuate due to a variety of factors that are outside Koppers' control, including inclement weather conditions, which in the past have affected operating results. Operations at several of Koppers' facilities have been halted for short periods of time during the winter months. Moreover, demand for many of Koppers' products declines during periods of inclement weather. As a result of the foregoing, the Company anticipates that it may experience material fluctuations in quarterly operating results.

  Impact of Year 2000. Most of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $3.0 million (including Koppers Australia), the majority of which is expected to be expensed when incurred. To date, the Company has incurred and expensed approximately $0.2 million, primarily for assessment of the Year 2000 issue and the development of a modification plan.

  The project is estimated to be completed by March 31, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

  The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be corrected on a timely basis and will not have an adverse effect on the Company's systems.

  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", and Statement No. 129, "Disclosure of Information About Capital Structure". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported earnings per share for the Company. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement No. 128 requirements. Statement No. 129 requires disclosures about an entity's capital structure including liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. The Company has complied with all of the disclosure requirements of Statement No. 129.

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

  The Company does not expect the effect of adoption of these statements to be material.

ENVIRONMENTAL MATTERS

  Like companies involved in similar environmentally sensitive businesses, the Company's operations and properties are subject to extensive Environmental Laws. The Clean Air Act and Clean Water Act, each as amended, impose stringent standards on air emissions and water discharges, respectively. Under RCRA, a facility that treats, stores or disposes of hazardous waste on-site may be liable for corrective action costs, and a facility that holds a RCRA permit may have to incur costs relating to the closure of certain "hazardous" or "solid" waste management units. Under CERCLA and similar state laws, an owner or operator of property at which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination and related natural resource damages. In addition, under CERCLA, the generator of hazardous substances may be strictly, and jointly and severally liable for any required investigation or remediation at third-party disposal sites and related natural resource damages. The Environmental Laws are subject to frequent amendment. The sanction for failure to comply with such Environmental Laws can include significant civil penalties, criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with violations of or liability under Environmental Laws.

  Jefferson County issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward Facility during the period May 26, 1992 through March 1, 1996. On February 14, 1997 the EPA issued a notice of violation covering the same issues that were raised in the Jefferson County notice of violation. Thereafter, the Company discovered that certain benzene abatement equipment at the Woodward Facility had not been operational for several months. Following a preliminary investigation, the Company also discovered that certain environmental reports and records contained incomplete and inaccurate information and that certain environmental reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities, and the environmental reporting status of the Woodward Facility has been brought up to date by the Company. Counsel and independent investigators were retained to conduct a complete and thorough investigation; and the benzene abatement equipment had been returned to service prior to the ceasing of operations in January 1998. However, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third-party lawsuits. The Company and Jefferson County have negotiated a settlement agreement (the "Settlement Agreement") which would have required the Company to install monitoring and control equipment and institute operational changes; subsequent to the Settlement Agreement, the Company has permanently shut down all coke oven batteries at the Woodward Facility. The Settlement Agreement included both the original Jefferson County notice of violation and the self-reported benzene abatement violations. The Settlement Agreement, in addition to the changes listed above, also required the Company to pay a civil penalty in the amount of $450,000 to Jefferson County, which was paid in 1997. On February 9, 1998 Jefferson County proposed a modified settlement agreement to address alleged air exceedences from August 1997 through January 1998 which includes an additional penalty in the amount of $575,000. The Company is currently in the process of reviewing the proposed modification, and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the settlement with Jefferson County will deter the EPA from pursuing its notice of violation and that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

  PADEP previously issued a notice of violation alleging that the boilers at the Monessen Facility are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company also received a notice of violation in connection with a failure to conduct timely emission monitoring testing on the boilers at the Monessen Facility. The Company has installed additional equipment and modified existing equipment to improve the quality of boiler emissions. Resolution of these matters could have a negative effect on the business, financial condition, cash flow and results of operations of the Company. The Company has submitted an amended plan approval application to PADEP that provides for limitations on the operation of the two boilers at the Monessen Facility. PADEP is currently reviewing this application. As a result of the failure to meet the original nitrogen oxide emission limitations, it is expected that PADEP will propose a civil penalty in an amount of approximately $100,000. However, there can be no assurance that a higher penalty will not be sought.

  On June 12, 1996 PADEP issued a notice of violation in connection with an alleged noncompliance with the terms of a consent agreement between the Company and PADEP regarding liability for environmental conditions existing at the time the Company purchased the Monessen Facility ("Consent Agreement"). The notice of violation alleged that the Company had not implemented the corrective actions required under the Consent Agreement in a timely fashion. The Company has completed the implementation of the corrective actions at issue and has settled this matter by payment of a fine in the amount of $261,000 in January 1998.

  For each of the last three fiscal years, the Company's average capital expenditures and operating expenses for environmental matters, including depreciation, amounted to approximately $7.0 million and $16.0 million, respectively. The Company believes that environmental operating costs as a percentage of total operating costs will not change materially from those incurred during the past three years. The Company currently estimates that capital expenditures in connection with matters relating to environmental control will be approximately $6.9 million for 1998. Because Environmental Laws have historically become increasingly more stringent, costs and expenses relating to environmental control and compliance may increase in the future. Also, Koppers may have to incur additional capital expenditures and compliance costs (which it is unable to estimate at this time) in connection with the resolution of the aforementioned notices of violations. As such, there can be no assurance that costs of compliance with existing and future Environmental Laws will not exceed current estimates and will not have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

  Under the terms of the Asset Purchase Agreement between Koppers Industries, Inc. and Old Koppers (now known as Beazer East, Inc.) at the formation of the Company in 1988, Beazer East assumed the liability for and indemnified Koppers against (among other things) cleanup liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East, and third-party claims arising from such contamination in the Indemnity. Beazer East's performance of the Indemnity is unconditionally guaranteed by Beazer Limited under the Guarantee. Contamination identified at sites owned and/or operated by Koppers is being investigated and remediated under CERCLA, RCRA or state cleanup programs. Currently, at the sites acquired from Beazer East (which include all of the CERCLA sites and all but one of the RCRA sites), substantially all investigation and remediation activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity; however, there can be no assurance that Beazer East and Beazer Limited will continue to meet their obligations. In the event they do not, Koppers may be required to pay such costs which are believed to have averaged approximately $14.0 million per year for the last three years. In addition, the government and other third parties have the right under applicable Environmental Laws to seek relief directly from Koppers for any and all such costs and liabilities. The requirements to pay such costs and assume such liabilities without reimbursement would have a material adverse affect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if Koppers were required to record a contingent liability in respect of environmental matters covered by the Indemnity on its balance sheets, the result could be that the Company would have significant negative net worth.

  The Indemnity does not afford Koppers indemnification against environmental costs and liabilities relating to activities or conditions occurring or arising after the Acquisition, nor is the Indemnity applicable to liabilities arising in connection with post-closing acquisitions. At the Clairton facility, the Somerville facility and the Monessen Facility (each of which Koppers acquired subsequent to the acquisition of the Beazer East sites), investigations and remediations are being performed. All applicable indemnification obligations are being honored at the Clairton and Somerville facilities and Koppers believes that the sellers (or their predecessors) at both of these facilities will continue to conduct and finance most activities directly. Although the Company is not aware of any reason why such environmental indemnification obligations will not be performed, if Koppers were required to pay costs associated with these two sites, it could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. At the Monessen Facility, Koppers has entered into the Monessen Consent Order with PADEP pursuant to which Koppers' liabilities for environmental cleanup have been capped at $550,000 for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to Koppers by the seller of that facility, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which is not identified pursuant to the Monessen Consent Order or if the EPA should require cleanup above the $550,000 "cap" contained therein, costs associated with such events could have a material adverse effect on the Company's business, financial position, cash flow and results of operations. See "Business-- Environmental Matters."

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

  Due to the advanced ages of the coke oven batteries, ongoing environmental compliance issues and significant capital expenditure requirements, all of which have combined to reduce productive capacity and increase per unit costs, the Company's Board of Directors authorized the Company to close the Woodward Facility in early 1998. This resulted in a charge to earnings in the fourth quarter of 1997 of $39.9 million, $9.4 million of which will be cash charges in 1998, primarily for dismantling and severance costs. Net sales and gross profit at the Woodward Facility for the year ended December 31, 1997 amounted to $51.8 million and ($8.1) million, respectively.

  The Feather River, California Utility & Construction Products facility ("Feather River") includes both a wood treating and now-dormant wood-fired cogeneration facility. The Company has found it difficult to compete in the California utility pole market due to Feather River's limited treatment capabilities, a shrinking product demand and the high cost of raw materials. The Feather River cogeneration facility has been dormant for three years while the Company explored potential opportunities for developing a treated wood burning and disposal facility. The Company has been unable to locate a customer for this process. The Company has taken a charge to earnings for 1997 of $5.5 million for the closing of the cogeneration facility and the write-down of assets at the adjacent wood treating facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 40 and are listed in Item 14 hereof.

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

NAME                     AGE POSITION WITH THE COMPANY
----                     --- -------------------------
Robert K. Wagner........  66 Chairman and Director
Walter W. Turner........  51 President and Chief Executive Officer and Director
Clayton A. Sweeney......  66 Director
Brooks C. Wilson........  65 Director
N. H. Prater............  69 Director
Christian L. Oberbeck...  38 Director
Donald E. Davis.........  41 Vice President and Chief Financial Officer
Thomas D. Loadman.......  43 Vice President and General Manager, Railroad & Utility Products
Kevin J. Fitzgerald.....  45 Vice President and General Manager, Carbon Materials & Chemicals
William R. Donley.......  41 Vice President, Total Quality, Productivity and Strategic Planning
Randall D. Collins......  45 Vice President, Environmental, Health & Safety Affairs
Joseph E. Boan..........  51 Vice President, Human Resources
Robert H. Wombles.......  46 Vice President, Technology
M. Claire Schaming......  44 Treasurer and Assistant Secretary

  Mr. Wagner served as President and Chief Executive Officer of the Company from 1989 through November 1994, Chairman and Chief Executive Officer from November 1994 through February 1996, and non-executive Chairman since February 1996. He served as Acting Chief Executive Officer from June 1997 through February 1998, at which time a new President and Chief Executive Officer was elected. Mr. Wagner will retain his responsibilities as Chairman and Director. He has been a Director of Koppers since January 1989. He joined Old Koppers in 1953 and after an early career in communications, moved into the forest products business in 1968 and held sales, marketing and raw materials posts until being appointed Vice President and Manager of the Pressure-Treated Products unit in 1975. Mr. Wagner became Vice President and General Manager of this unit in 1978 and was named Vice President and General Manager of the Tar and Wood Products Sector in 1986. Mr. Wagner also served as a Director of Integra Financial Corporation of Pittsburgh, Pennsylvania from 1992 until 1996 and as a Director of Trion, Inc. of Sanford, North Carolina from 1978 until his resignation in April 1995. He is also a Director of Koppers Australia and, until March 1, 1996, was a Director of Tarconord.

  Mr. Turner was elected President, Chief Executive Officer and Director in February 1998. Mr. Turner had been appointed Vice President and General Manager, Carbon Materials & Chemicals division in early 1995. Mr. Turner had been elected Vice President and Manager, Marketing & Development, Industrial Pitches and Related Products in February 1992. Mr. Turner was Marketing Manager, Industrial Pitches and Creosote Oils for Old Koppers' Tar and Wood Products Sector. Mr. Turner joined Old Koppers in 1969 and has served in various positions in the controller's department and as Product Manager, Tar Operations. Mr. Turner is also Chairman of the Board of Directors of Tarconord.

  Mr. Sweeney has been a Director of Koppers since January 1989. Mr. Sweeney is the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C. Mr. Sweeney had been a shareholder and Director of Dickie, McCamey & Chilcote, P.C. since 1987 and served as Managing Director from 1988 to September 1993. Mr. Sweeney previously served as Executive Vice President, Chief Administrative Officer, Vice Chairman, and a Director of Allegheny International, Inc., as Senior Vice President and a Director of Allegheny Ludlum Industries, and as a Director of Wilkinson Sword Group, Ltd. U.K., Landmark Savings and Loan Association, Halbouty Energy Company and Liquid Air Corporation. Mr. Sweeney currently serves as a Director of Schaefer Manufacturing Inc., Schaefer Equipment, Inc., and Schaefer Marine Inc., and as Chairman of the Boards of St. Francis Health System and St. Francis Medical Center.

  Mr. Wilson has been a Director of Koppers since January 1989. Mr. Wilson has been the Managing Director of Koppers Australia since 1970 having joined Old Koppers in 1965 as a member of the Koppers International Far East Office (Sydney, Australia). He is currently a Director of Pacific Power, Pacific Power International and Pacific Solar. He is also Chairman of Knox Grammar School, Opportunity International Australia and Deputy Chairman of North Shore Heart Research Foundation and a member of the Advisory Council, Australian Graduate School of Management, University of New South Wales.

  Mr. Prater has been a Director of Koppers since May 1989. Mr. Prater retired from Mobay Corporation, where he served as the President and Chief Executive Officer from July 1986 to July 1990. He currently serves as a Director of Calgon Carbon Corporation, Melamine Chemical Inc. and Harsco Corporation. He is a member of the Board of Trustees of Robert Morris College, Georgia Institute of Technology, a special trustee of the University of Pittsburgh and a Director of the University of Pittsburgh Medical Center, Pittsburgh Presbyterian Hospital, and is Chairman of the Board of Visitors of the University of Pittsburgh Graduate School of Public and International Affairs.

  Mr. Oberbeck has been a Director of Koppers since October 20, 1997. Mr. Oberbeck has been a Managing Director of SBC Warburg Dillon Read Inc. since September 1997. Previously, he was a Managing Director of Dillon, Read & Co. Inc. from February 1995 to September 1997. Prior to joining Dillon, Read & Co. Inc., Mr. Oberbeck was a Managing Director of Castle Harlan, Inc. where he worked from October 1987 until February 1995. Mr. Oberbeck is a member of the Saratoga Partners Investment Committee and a Director of Equality Specialties, Inc., J&W Scientific Incorporated, Scovill Fasteners Inc., and USI Holdings Corporation.

  Mr. Davis was elected Vice President and Chief Financial Officer of Koppers in November 1994. Mr. Davis had been General Manager of Koppers' Recovery Resources Group from June 1992 to March 1996 and served as Treasurer from 1988 until 1992. He joined Old Koppers in 1978 and held various positions in the corporate accounting and auditing departments until being named General Manager of the Chemical Systems Sector at Old Koppers in 1988. He is also a Director of Koppers Australia. Mr. Davis is a certified public accountant.

  Mr. Loadman was appointed Vice President and General Manager, Railroad & Utility Products in March 1998. Mr. Loadman had been elected Vice President and General Manager, Railroad Products & Services in November 1994, and had been the Transportation Plants Operations Manager of the Railroad & Utility Products division since January 1989. He joined Old Koppers in 1979 and served in various management assignments including plant manager and cogeneration plant manager. Mr. Loadman is a Director of Koppers Sherman Abetong, a Director of Koppers Timber Preservation Pty. Limited, a subsidiary of Koppers Australia, and a Director and President of Koppers Concrete Products Inc. He is also a member of the American Wood Preservers Association and the Railway Tie Association.

  Mr. Fitzgerald was appointed Vice President and General Manager, Carbon Materials & Chemicals division in March 1998. After serving as plant manager of the Stickney, Illinois Carbon Materials & Chemicals plant in 1996 and 1997, Mr. Fitzgerald was appointed Vice President and Manager, Carbon Materials & Chemicals in January 1998. He joined Old Koppers in 1975 and had several operations and office positions at the Stickney plant before being named as plant manager of the Houston, Texas Carbon Materials facility in 1988. He was Product Manager Industrial Pitches from 1991 to 1995.

  Mr. Donley was appointed Vice President, Total Quality, Productivity and Strategic Planning in March 1998. Mr. Donley had been appointed General Manager of Utility & Construction Products in September 1995 and elected Vice President in November 1995. He joined Old Koppers in 1979, serving the Company in positions of increasing responsibility within the Railroad & Utility Products business. Mr. Donley is a board member of the American Wood Preservers Institute and serves on its Governmental Affairs Committee.

  Mr. Collins was elected Vice President and Secretary in November 1994, and has been Secretary of Koppers since January 1989. Mr. Collins was Manager of Loss Control for Old Koppers. He joined Old Koppers in 1974 and held various line and staff assignments including personnel, industrial relations, and plant operations. Currently Mr. Collins serves the Company as Vice President, Corporate Services. His responsibilities include establishing policy and assuring regulatory compliance for environmental, safety and health matters, coordination of legal affairs and shareholder relations. Mr. Collins is a member of the American Society of Corporate Secretaries.

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

  Mr. Wombles joined the Company in June 1997 and was elected Vice President, Technology. Prior to joining Koppers, Mr. Wombles was Vice President, Research, Applications and Development for Ashland Oil, Inc. Mr. Wombles has published a series of technical articles on hydrocarbon processing and holds five patents on related methodologies.

  Ms. Schaming was elected Treasurer in May 1992. Her previous position was Assistant Treasurer and Manager of Cash Operations. Ms. Schaming joined Old Koppers in 1976, where she held various positions in corporate and Chemical Systems Sector accounting, including controller for the Polyester Resins Division. Ms. Schaming is a certified cash manager.

NEW STOCKHOLDERS' AGREEMENT

  The Company is a party to a stockholders' agreement by and among the Company, Saratoga and each Management Investor dated as of December 1, 1997 (as amended, the "New Stockholders' Agreement"). The Management Investors are a group of 118 individual stockholders (each, a "Management Investor") with various ownership interests in the Common Stock and collectively comprising 100% of the total outstanding shares of the voting Common Stock of the Company. Saratoga owns 100% of the total outstanding Preferred Shares of the Company. Each Management Investor is an officer, Board member or current or former employee of either Koppers Industries, Inc. or one of its subsidiaries. Pursuant to the New Stockholders' Agreement, each of the Management Investors has appointed Walter W. Turner, who was elected as a Director along with being elected President and Chief Executive Officer in February 1998, and Clayton A. Sweeney as the two representatives ("Representatives") of the Management Investors and granted to the Representatives an irrevocable proxy for the term of the New Stockholders' Agreement to vote all his or her voting shares.

  As of December 31, 1997, Koppers was obligated to purchase approximately 136,000 shares of Common Stock from Management Investors no longer affiliated with the Company.

  The New Stockholders' Agreement sets forth supermajority voting requirements for the Board of Directors for certain matters, including the issuance of additional stock, mergers, consolidations, acquisitions, significant asset sales, and the incurrence of material indebtedness and changes in certain senior management. Saratoga is entitled to nominate a majority of the Board of Directors. The New Stockholders' Agreement requires the Company to redeem shares upon a Management Investor's ceasing for any reason to be employed by the Company.

DIRECTOR COMPENSATION

  Koppers does not pay compensation to Directors who are also employees. Each Director who is not an employee is paid a fee of $22,000 per year. Additionally, Robert K. Wagner receives $25,000 annually related to chairman's duties.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The following table sets forth information concerning the compensation for services in all capacities to the Company, including options and stock appreciation rights ("SARS"), for the years ended December 31, 1997, 1996 and 1995, of those persons who were at December 31, 1997 the current and former Chief Executive Officers and each of the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 1997 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                  ------------------------------  ----------------------------
                                                       OTHER        SECURITIES     ALL OTHER
                                                       ANNUAL       UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY   BONUS   COMPENSATION  OPTIONS/SARS(#)     (2)
---------------------------  ---- -------- -------- ------------  --------------- ------------
Robert K. Wagner..........   1997 $     -- $ 90,000   $     --            --        $309,450(4)
  Chairman and former
   Chief                     1996  107,955   27,930      1,108            --         136,576(4)
  Executive Officer (1)      1995  380,000  228,000     14,143            --           4,649
Donald P. Traviss.........   1997  168,542       --         62            --         926,458(5)
  Former President and
   Chief                     1996  336,000  117,306        277            --          11,576
  Executive Officer (1)      1995  251,000  138,000    126,341(3)     45,000           3,861
Donald E. Davis...........   1997  169,860   62,424         --            --           6,164
  Vice President and Chief   1996  151,985   55,159         --            --          11,576
  Financial Officer          1995  132,860   61,446         --         7,500           4,038
Walter W. Turner..........   1997  150,060   36,293        181            --           6,164
  Vice President and
   General                   1996  128,400   53,305         --            --          11,876
  Manager, Carbon
   Materials                 1995  106,920   53,767         --         7,500           3,466
  & Chemicals (1)
Thomas D. Loadman.........   1997  139,400   44,911         --            --           6,164
  Vice President and
   General                   1996  125,300   29,117         --            --           6,298
  Manager, Railroad
   Products                  1995  109,600   57,185         --        10,500           8,494
  & Services
Joseph E. Boan............   1997  127,380   45,425         22            --           6,164
  Vice President             1996  120,980   43,428         --            --           9,613
  Human Resources            1995  116,380   56,792         --            --           2,853

--------
(1) In February 1998 Mr. Turner was elected President, Chief Executive Officer and Director of the Company. On June 1, 1997 Mr. Traviss had resigned his position as President and Chief Executive Officer and Mr. Wagner was named Acting Chief Executive Officer. Previously, on March 1, 1996 Mr. Wagner had retired from the Company and resigned as Chief Executive Officer and was succeeded by Mr. Traviss.

(2) All other compensation consists of regular and supplemental matches to 401(k) plan except as noted below.

(3) Includes $116,410 of reimbursement of moving expenses under Company relocation program.

(4) For 1997, includes $22,000 for director fees, $25,000 for chairman fees and the remainder for consulting fees to the Company. For 1996, includes $17,500 for director fees, $16,667 for chairman fees and the remainder for consulting fees to the Company in accordance with the terms of his consulting contract. See "--Employment Contracts".

(5) Includes $771,458 related to termination settlement and $155,000 of net proceeds from stock option redemptions.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

  Shown below is information with respect to options exercised in 1997 and unexercised options granted in 1997 and prior years under the Stock Option Plan. No SARS were granted to any of the Named Executive Officers and none of the Named Executive Officers held any unexercised SARS at the end of the fiscal year.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                          NUMBER OF                  NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                          SECURITIES                UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS/
                          UNDERLYING               OPTIONS/SARS AT FY-END(#)   SARS AT FY-END($)(1)
                         OPTIONS/SARS    VALUE     ------------------------- -------------------------
                          EXERCISED   REALIZED ($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
                         ------------ ------------ ----------- ------------- ----------- -------------
Donald P. Traviss.......    45,000      $155,000         --          --       $     --    $       --
Donald E. Davis.........        --            --     26,400          --        316,986            --
Walter W. Turner........        --            --     22,350          --        256,592            --
Thomas D. Loadman.......        --            --     19,950          --        203,400            --
Joseph E. Boan..........        --            --     27,900          --        413,532            --

--------
(1) The value of unexercised in-the-money options is calculated by subtracting the exercise price from the market value at December 31, 1997 as determined by the Board of Directors pursuant to the provisions of the New Stockholders' Agreement. Pursuant to the provisions of the Company's stock option plan, all options were vested at December 31, 1997 due to a change of control in 1997.

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

ESTIMATED ANNUAL RETIREMENT BENEFIT UNDER THE SALARIED RETIREMENT PLAN

                       YEARS OF CREDITED SERVICE AT RETIREMENT
TERMINAL    -------------------------------------------------------------------------
 SALARY        5          10           15           20           25           30
--------    -------     -------     --------     --------     --------     --------
$100,000    $ 7,680     $15,360     $ 23,040     $ 30,720     $ 38,400     $ 46,080
 150,000     11,680      23,360       35,040       46,720       58,400       70,080
 200,000     15,680      31,360       47,040       62,720       78,400       94,080
 250,000     19,680      39,360       59,040       78,720       98,400      118,080
 300,000     23,680      47,360       71,040       94,720      118,400      142,080
 350,000     27,680      55,360       83,040      110,720      138,400      166,080
 400,000     31,680      63,360       95,040      126,720      158,400      190,080
 450,000     35,680      71,360      107,040      142,720      178,400      214,080
 500,000     39,680      79,360      119,040      158,720      198,400      238,080

  The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 1997 for each Named Executive
Officer: Robert K. Wagner, $402,635 and 7 years of service; Donald P. Traviss, $324,551 and 2 years of service; Donald E. Davis, $146,460 and 9 years of service; Walter W. Turner, $127,334 and 9 years of service; Thomas D. Loadman, $117,239 and 9 years of service; and Joseph E. Boan, $130,834 and 9 years of service.

  Effective December 1, 1997 the Board of Directors established a Supplemental Executive Retirement Plan ("SERP") for each Named Executive Officer and all other officers of the Company. The SERP will pay an annual benefit equal to 2% of final pay multiplied by years of service up to 35 years, reduced by the sum of: i) pension benefits received from the Company; ii) pension benefits received from Old Koppers; iii) One half of any Social Security benefits; and
iv) the value of Company paid Common Stock in the individual's employee savings plan account.

  Employment Contracts. In February 1996 the Company entered into an agreement with Robert K. Wagner, Chairman and Director, under which in exchange for consulting services and continuing in the position as Chairman of the Board of Directors, the Company will pay consulting fees totaling $109,000 per year, chairman fees totaling $25,000 per year, and director fees totaling $22,000 per year. The initial contract term is one year; however, the contract will automatically renew for four additional one year periods unless either party elects to cancel the contract. Mr. Wagner has agreed not to engage in any business activity that competes with the Company during the term of this consulting agreement. Upon his assumption of the position of Acting Chief Executive Officer of the Company in June 1997, the consulting fees were increased to $359,000 per year, plus participation in the Company's incentive compensation program.

  In October 1994, the Company entered into an agreement with Donald P. Traviss, President and Chief Executive Officer, which provided for an initial base salary of $230,000, an incentive bonus of up to 60% of base salary, and a one time bonus of $40,000 paid in Common Stock of the Company in lieu of 1994 incentive. Additionally, he received a grant of options to purchase 45,000 shares of Common Stock vesting over a three year period in accordance with the terms of the Company's Stock Option Plan, and an interest free loan of $115,000 to be repaid over a five year period, the proceeds of which were used to purchase shares of Common Stock at the market value of $10.56 per share. The loan was repaid in full in early 1997. Upon his resignation in June 1997, Mr. Traviss received $155,000 for the redemption of all stock options, $285,418 for the redemption of all shares of Common Stock, and $771,458 for termination pay including severance and benefits.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's voting Common Stock and Senior Convertible Preferred Stock as of March 1, 1998 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of voting Common Stock, (ii) each Director of the Company, (iii) each officer named in the Summary Compensation Table under the heading "Management--Executive Compensation," and (iv) all officers and Directors of the Company as a group.

                                                         SENIOR CONVERTIBLE
                               VOTING COMMON STOCK       PREFERRED STOCK (2)
                            ------------------------- -------------------------
                               SHARES     PERCENTAGE     SHARES     PERCENTAGE
                            BENEFICIALLY BENEFICIALLY BENEFICIALLY BENEFICIALLY
NAME OF BENEFICIAL OWNER     OWNED (1)    OWNED (1)      OWNED        OWNED
------------------------    ------------ ------------ ------------ ------------
Saratoga (3)...............                            2,288,481      100.00%
Saratoga Koppers (3).......                            2,288,481      100.00%
Management Investors
 (4)(5)....................  2,277,321      100.00%
Christian L. Oberbeck (3)..                            2,288,481      100.00%
Walter W. Turner (6).......     44,236        1.94%
Clayton A. Sweeney (6).....    138,960        6.10%
Robert K. Wagner (7).......    349,487       15.35%
Donald P. Traviss (8)......
Donald E. Davis (9)........     46,557        2.04%
Thomas D. Loadman (10).....     34,350        1.51%
Joseph E. Boan (11)........     74,493        3.27%
N. H. Prater (12)..........     26,569        1.17%
Brooks C. Wilson (13)......     96,579        4.24%
All Directors and officers
 as a group
 (14 persons)..............    980,037       43.03%
Total shares outstanding,
 including options.........  2,277,321      100.00%    2,288,481      100.00%

--------
*1% or less.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and/or investment power with respect to the shares shown as beneficially owned.

(2) On December 1, 1997 2,117,952 shares of voting Common Stock and 27,672 shares of non-voting Common Stock held by Saratoga were converted into 2,145,624 Preferred Shares, entitling Saratoga to elect a majority of the Board of Directors of the Company and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all matters subject to a stockholder vote. The Preferred Shares have voting (except as described below) and dividend rights equal to voting Common Stock, and have a liquidation preference equal to par value. The Preferred Shares are convertible into voting Common Stock at any time on a one-for-one basis. The holders of the Preferred Shares vote as a separate series from all other classes of stock, and are entitled to elect a majority of the Board of Directors. In addition, in January 1998 Saratoga purchased 142,857 Preferred Shares for a price of $14.00 per share to be held in trust for Brown University.

(3) Saratoga is a private investment fund. Saratoga Koppers is an affiliate of Saratoga. The address for Saratoga and Saratoga Koppers is 535 Madison Avenue, New York, NY 10022. Saratoga and Saratoga Koppers have generally authorized Mr. Oberbeck, a Director of the Company, to vote the shares of the Company held by Saratoga and Saratoga Koppers. Mr. Oberbeck disclaims beneficial ownership of the Preferred Shares owned by Saratoga and Saratoga Koppers. Saratoga is entitled to elect a majority of the Board of Directors and to exercise a majority of the voting power of all outstanding stock of the Company.

(4) Pursuant to the New Stockholders' Agreement, Mr. Turner and Mr. Sweeney were appointed as Representatives of the approximately 120 Management Investors and granted irrevocable proxies to vote the shares of Common Stock owned by the Management Investors for the term of the New Stockholders' Agreement. Upon consummation of the share redemption and purchase offer by the Company, new proxies will be executed by the current shareholder employees appointing Mr. Turner and Mr. Sweeney as representatives of the Management Investors. See "Directors and Executive Officers of the Registrant--New Stockholders' Agreement". The address for Mr. Turner is Koppers Industries, Inc., 436 Seventh Avenue, Pittsburgh, PA 15219. The address for Mr. Sweeney is Sweeney Metz Fox McGrann & Schermer L.L.C., 11 Stanwix Street, Pittsburgh, PA 15222.

(5) Includes vested options held by the Management Investors to acquire 571,307 shares of Common Stock which are exercisable at any time.

(6) Mr. Turner and Mr. Sweeney, as Representatives of the Management Investors pursuant to the New Stockholders' Agreement, have the authority to vote the 1,706,014 shares held by the Management Investors and consequently may be deemed to have voting control of such shares (which include 21,886 shares directly owned by Mr. Turner and 138,960 shares directly owned by Mr. Sweeney).

(7) Pursuant to the New Stockholders' Agreement, Mr. Wagner has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(8) Mr. Traviss resigned his position as President and Chief Executive Officer in June 1997. As part of his termination agreement, Mr. Traviss redeemed 20,387 shares and 45,000 options of the Company.

(9) Includes vested options to purchase 26,400 shares. Pursuant to the New Stockholders' Agreement, Mr. Davis has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(10) Includes vested options to purchase 19,950 shares. Pursuant to the New Stockholders' Agreement, Mr. Loadman has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(11) Includes vested options to purchase 27,900 shares. Pursuant to the New Stockholders' Agreement, Mr. Boan has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(12) Pursuant to the New Stockholders' Agreement, Mr. Prater has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(13) Mr. Wilson directly owns 96,579 shares. Pursuant to the New Stockholders' Agreement, Mr. Wilson has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Sweeney Metz Fox McGrann & Schermer L.L.C. of Pittsburgh, Pennsylvania, has been retained as general counsel to the Company. Clayton A. Sweeney, a shareholder and Director of the Company, is also the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C. Mr. Sweeney is one of two Representatives of the Management Investors appointed pursuant to the New Stockholders' Agreement and, as such, was granted an irrevocable proxy for the term of the New Stockholders' Agreement to vote the shares of the Management Investors. See "--Stockholders' Agreement."

  Pursuant to a resolution of the Board of Directors, Koppers redeemed, on April 2, 1996, 25% of the shares of Common Stock then held by Mr. Wagner at $12.33 per share.

  On March 13, 1996, Cornerstone-Spectrum, Inc. converted all of its shares of Series B Junior Convertible Preferred Stock into shares of non-voting Common Stock, $.01 par value, in accordance with Section 8(e) of the Certificate of Designation of the Series B Preferred Stock. On March 22 and March 25, 1996, Koppers redeemed 1,050,000 shares of the non-voting Common Stock at $11.67 per share, 525,000 shares each from Cornerstone-Spectrum, Inc. and APT Holdings Corporation. In October 1997, all shares of Common Stock held by Cornerstone-Spectrum, Inc. were purchased by the Offeree Stockholders and subsequently transferred to the Company, Saratoga and Saratoga Koppers. In addition, all shares of Common Stock held by APT Holdings Corporation were redeemed as part of the Recapitalization.

  In connection with the Recapitalization, the Company paid a transaction fee of $1.4 million to an affiliate of Saratoga, and a financial advisory fee of $1.4 million to SBC Warburg Dillon Read Inc., in consideration for advisory services related to the structuring and financing of the Saratoga Investment and the Recapitalization.

  Koppers has entered into an advisory and consulting agreement with Saratoga pursuant to which the Company will pay a management fee of $150,000 per quarter to Saratoga. In addition, Saratoga will provide the Company with advisory services in connection with significant business transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.FINANCIAL STATEMENTS

  The following financial statements of Koppers Industries, Inc. are required to be filed by Part II, Item 8:

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Koppers Industries, Inc.
  Consolidated Financial Statements for the Years Ended December 31, 1997,
   1996 and 1995
    Report of Independent Auditors........................................  41
    Consolidated Statement of Operations for the Years Ended
     December 31, 1997, 1996 and 1995.....................................  42
    Consolidated Balance Sheet at December 31, 1997 and 1996..............  43
    Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995.....................................  45
    Consolidated Statement of Stockholders' Equity for the Years Ended
     December 31, 1997, 1996 and 1995.....................................  46
    Notes to Consolidated Financial Statements............................  47
Koppers Australia Pty. Limited
  Consolidated Financial Statements for the Years Ended June 30, 1997 and
   1996
    Report of Independent Auditors........................................  68
    Consolidated Profit and Loss Account for the Years Ended June 30, 1997
     and 1996.............................................................  69
    Consolidated Balance Sheet at June 30, 1997 and 1996..................  70
    Consolidated Statement of Cash Flows for the Years Ended June 30, 1997
     and 1996.............................................................  71
    Profit and Loss Account for the Years Ended June 30, 1997 and 1996....  72
    Balance Sheet at June 30, 1997 and 1996...............................  73
    Statement of Cash Flows for the Years Ended June 30, 1997 and 1996....  74
    Notes to and Forming Part of the Financial Statements.................  75

2.SCHEDULES FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Schedule II Valuation and Qualifying Accounts.............................  97
  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.SEE EXHIBIT INDEX ON PAGE 95 HEREOF.

  (B)REPORTS ON FORM 8-K.

    The Company filed a Form 8-K on December 15, 1997 relating to (i) The purchase of the remaining 50% of Koppers Australia Pty. Limited from the Broken Hill Proprietary Company Limited, and (ii) The closing of the Company's Woodward, Alabama coke facility.

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

  In our opinion, the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements present fairly, in all material respects, the consolidated financial position of Koppers Industries, Inc. at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
January 30, 1998

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands except per share figures)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
Net sales......................................... $593,060  $588,544  $525,730
Operating expenses:
  Cost of sales...................................  501,349   496,062   440,746
  Depreciation and amortization...................   23,507    21,793    17,532
  Selling, general and administrative.............   28,068    27,545    27,604
  Restructuring charges...........................   45,424    15,513        --
                                                   --------  --------  --------
    Total operating expenses......................  598,348   560,913   485,882
Operating profit (loss)...........................   (5,288)   27,631    39,848
Equity in earnings of affiliates..................    5,318     9,587     9,239
Other income (expense)............................   (1,414)  (12,623)      376
                                                   --------  --------  --------
Income (loss) before interest expense, provision
 for income taxes and extraordinary item..........   (1,384)   24,595    49,463
Interest expense..................................   17,251    16,636    15,060
                                                   --------  --------  --------
Income (loss) before income tax provision
 (benefit) and extraordinary item.................  (18,635)    7,959    34,403
Income tax provision (benefit)....................  (19,674)   (6,139)    9,963
                                                   --------  --------  --------
Income before extraordinary item..................    1,039    14,098    24,440
Extraordinary loss on early extinguishment of
 debt, net of income tax benefit of $2,860........   (6,696)       --        --
                                                   --------  --------  --------
Net income (loss)................................. $ (5,657) $ 14,098  $ 24,440
                                                   ========  ========  ========
Earnings (loss) per share of common stock:
  Income before extraordinary item:
    Basic earnings per share...................... $   0.17  $   1.54  $   3.18
                                                   ========  ========  ========
    Diluted earnings per share.................... $   0.12  $   1.47  $   2.36
                                                   ========  ========  ========
  Net income (loss):
    Basic earnings (loss) per share............... $  (0.92) $   1.54  $   3.18
                                                   ========  ========  ========
    Diluted earnings (loss) per share............. $  (0.65) $   1.47  $   2.36
                                                   ========  ========  ========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                             DECEMBER 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
ASSETS
Current assets:
  Cash and short-term investments........................ $  19,993  $   1,526
  Accounts receivable less allowance for doubtful
   accounts of $797 in 1997 and $164 in 1996.............    83,818     72,229
  Inventories:
    Raw materials........................................    41,960     33,635
    Work in process......................................     2,938      3,168
    Finished goods.......................................    61,652     44,090
    LIFO reserve.........................................   (10,908)    (7,971)
                                                          ---------  ---------
      Total inventories..................................    95,642     72,922
  Deferred tax benefit...................................    24,441     10,927
    Other................................................     1,576      2,662
                                                          ---------  ---------
      Total current assets...............................   225,470    160,266
Investments:
  Koppers Australia Pty. Limited.........................        --     37,561
  Tarconord..............................................    12,577     13,673
  Koppers Sherman-Abetong................................     4,059      4,139
  Other..................................................     1,639         --
                                                          ---------  ---------
      Total investments..................................    18,275     55,373
Fixed assets:
  Land...................................................     7,318      5,673
  Buildings..............................................    16,571     10,173
  Machinery and equipment................................   354,287    280,842
                                                          ---------  ---------
                                                            378,176    296,688
    Less: accumulated depreciation and valuation
     reserves............................................  (187,292)  (123,468)
                                                          ---------  ---------
      Net fixed assets...................................   190,884    173,220
Goodwill, net of accumulated amortization................    31,395     11,974
Deferred tax benefit.....................................    10,585         --
Other assets.............................................    23,566     10,347
                                                          ---------  ---------
      Total assets....................................... $ 500,175  $ 411,180
                                                          =========  =========


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                             DECEMBER 31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................ $ 48,935  $ 37,255
  Payroll and compensation costs..........................   16,507    11,300
  Accrued liabilities.....................................   39,585    26,874
  Current portion of term loans...........................   11,243     7,149
                                                           --------  --------
    Total current liabilities.............................  116,270    82,578
Long-term debt:
  Revolving credit........................................       --    43,000
  Term loans..............................................  123,318    49,735
  Senior Subordinated Notes due 2007......................  175,000        --
  Senior Notes due 2004...................................   11,094   110,000
                                                           --------  --------
    Total long-term debt..................................  309,412   202,735
Deferred income tax.......................................       --     6,904
Product warranty and insurance reserves...................   19,419    17,379
Accrued postretirement benefits obligation................   21,077    15,675
Minority interest.........................................    6,188        --
Other.....................................................   16,033     7,846
                                                           --------  --------
    Total liabilities.....................................  488,399   333,117
Commitments and contingencies--See Note 12
Common stock subject to redemption........................   26,355    23,957
Senior convertible preferred stock, $.01 par value;
 3,000,000 shares authorized; 2,145,624 shares issued in
 1997.....................................................       21        --
Voting common stock, $.01 par value:
  37,000,000 shares authorized, 4,590,000 total shares
   issued in 1997 and 6,707,952 in 1996...................       46        67
Non-voting common stock, $.01 par value:
  10,000,000 shares authorized, 906,600 total shares
   issued in 1997 and 3,628,200 in 1996...................        9        36
Capital in excess of par value............................    8,712    11,675
Retained earnings.........................................    3,838    45,813
Cumulative translation adjustment.........................   (4,391)    2,181
Treasury stock, at cost, 2,782,511 shares in 1997 and
 1,531,511 shares in 1996.................................  (22,814)   (5,666)
                                                           --------  --------
    Total liabilities and stockholders' equity............ $500,175  $411,180
                                                           ========  ========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
Cash provided by operating activities:
  Net income (loss)..............................  $ (5,657) $ 14,098  $ 24,440
  Adjustments to reconcile net income to net cash
   provided by operating activities, net of
   acquisitions:
    Depreciation and amortization................    23,507    21,793    17,532
    Deferred income taxes........................   (26,993)  (10,915)    3,835
    Equity income of affiliated companies, net of
     dividends received..........................    13,211    (3,767)   (6,568)
    Extraordinary loss on early extinguishment of
     debt........................................     6,696        --        --
  Restructuring reserves.........................    38,184    14,990    (2,046)
  Increase in reserves...........................     3,331     5,086       955
  (Increase) decrease in working capital, net of
   acquisitions:
    Accounts receivable..........................     4,216    (4,626)   (5,774)
    Inventories..................................     4,377     9,281    (9,724)
    Accounts payable.............................     3,637    (5,433)   11,474
    Payroll and compensation costs...............      (454)     (710)    1,120
    Accrued liabilities..........................    (3,064)    5,985       766
    Other........................................     2,257    (1,038)     (734)
                                                   --------  --------  --------
      Net cash provided by operating activities..    63,248    44,744    35,276
                                                   --------  --------  --------
Cash used in investing activities:
  Acquisitions and related costs, net of cash
   acquired......................................   (34,113)  (39,517)  (34,948)
  Capital expenditures...........................   (19,815)  (21,717)  (15,193)
  Other..........................................       997       320      (202)
                                                   --------  --------  --------
      Net cash used in investing activities......   (52,931)  (60,914)  (50,343)
                                                   --------  --------  --------
Cash provided by (used in) financing activities,
 net of acquisitions:
  Borrowings of revolving credit.................   170,750   160,500   150,000
  Repayments of revolving credit.................  (213,750) (146,500) (155,000)
  Repayment of long term debt....................   (50,505)  (14,046)   (5,000)
  Proceeds from long term debt...................    86,903    35,930    25,000
  Purchase of Senior Notes due 2004..............  (105,301)       --        --
  Proceeds from issuance of Senior Subordinated
   Notes due 2007................................   175,000        --        --
  Payments of deferred financing costs...........   (15,987)   (1,217)       --
  Purchases of voting common stock...............    (2,774)   (3,247)   (1,637)
  Purchases of non-voting common stock...........   (33,943)  (12,250)       --
  Proceeds from exercise of warrants.............        --        --     2,667
  Dividends on common stock......................    (2,243)   (3,092)   (2,320)
                                                   --------  --------  --------
Net cash provided by financing activities........     8,150    16,078    13,710
                                                   --------  --------  --------
Net increase (decrease) in cash and short-term
 investments.....................................    18,467       (92)   (1,357)
Cash and short-term investments at beginning of
 year............................................     1,526     1,618     2,975
                                                   --------  --------  --------
Cash and short-term investments at end of year...  $ 19,993  $  1,526  $  1,618
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.....................................  $ 20,234  $ 15,843  $ 15,135
    Income taxes.................................  $  7,882  $  2,315  $  7,399

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (In thousands, except shares figures)

                                        COMMON                    NON-
                          CONVERTIBLE   STOCK             VOTING VOTING CAPITAL IN           CUMULATIVE
                           PREFERRED  SUBJECT TO  STOCK   COMMON COMMON EXCESS OF  RETAINED  TRANSLATION TREASURY
                             STOCK    REDEMPTION WARRANTS STOCK  STOCK  PAR VALUE  EARNINGS  ADJUSTMENT    STOCK
                          ----------- ---------- -------- ------ ------ ---------- --------  ----------- ---------
Balance at December 31,
 1994...................     $ 260     $15,450    $ 873    $ 67   $ --   $ 6,875   $ 32,750    $  (623)  $  (3,452)
Net income to common for
 1995...................        --          --       --      --     --        --     24,440         --          --
Foreign currency
 translation............        --          --       --      --     --        --         --        239          --
Net change in common
 stock subject to
 redemption.............        --       8,265       --      --     --        --    (8,265)         --          --
Options exercised, stock
 purchased and retired,
 46,749 shares..........        --          --       --      --     --        --       (435)        --          --
Treasury stock
 purchases, 161,013
 shares.................        --          --       --      --     --        --         --         --      (1,707)
Treasury stock sales,
 82,353 shares..........        --          --       --      --     --        --         --         --         916
Warrants exercised,
 2,799,950 shares.......        --          --     (873)     --     23     6,158         --         --          --
Common stock repurchased
 and retired, 61,650
 shares.................        --          --       --      --     --       (69)      (342)        --          --
Dividends on common
 stock, net of equity
 interest...............        --          --       --      --     --        --     (2,320)        --          --
                             -----     -------    -----    ----   ----   -------   --------    -------   ---------
Balance at December 31,
 1995...................       260      23,715       --      67     23    12,964     45,828       (384)     (4,243)
Net income to common for
 1996...................        --          --       --      --     --        --     14,098         --          --
Foreign currency
 translation............        --          --       --      --     --        --         --      2,565          --
Net change in common
 stock subject to
 redemption.............        --         242       --      --     --        --       (242)        --          --
Options exercised, stock
 purchased and retired,
 54,062 shares..........        --          --       --      --     --        --       (485)        --          --
Treasury stock
 purchases, 292,433
 shares.................        --          --       --      --     --       420         --         --      (3,835)
Treasury stock sales,
 194,883 shares.........        --          --       --      --     --        --         --         --       2,412
Conversion of Series B
 Preferred Stock........        --          --       --      --     23       237         --         --          --
Non-voting common stock
 repurchased and
 retired, 1,050,000
 shares.................      (260)         --       --      --    (10)   (1,946)   (10,294)        --          --
Dividends on common
 stock, net of equity
 interest...............        --          --       --      --     --        --     (3,092)        --          --
                             -----     -------    -----    ----   ----   -------   --------    -------   ---------
Balance at December 31,
 1996...................        --      23,957       --      67     36    11,675     45,813      2,181      (5,666)
Net loss to common for
 1997...................        --          --       --      --     --        --     (5,657)        --          --
Foreign currency
 translation............        --          --       --      --     --        --         --     (6,572)         --
Net change in common
 stock subject to
 redemption.............        --       2,398       --      --     --        --     (2,398)        --          --
Options exercised, stock
 purchased and retired,
 110,526 shares                 --          --       --      --     --        --       (724)        --          --
Treasury stock
 purchases, 1,330,043
 shares.................        --          --       --      --     --        --         --         --     (18,262)
Treasury stock sales,
 194,883 shares.........        --          --       --      --     --        --         --         --       1,114
Conversion of voting and
 non-voting stock to
 senior convertible
 preferred stock,
 2,145,462 shares.......        21          --       --     (21)    --        --         --         --          --
Non-voting common stock
 repurchased and
 retired, 2,693,928
 shares.................        --          --       --      --    (27)   (2,963)   (30,953)        --          --
Dividends on common
 stock, net of equity
 interest...............        --          --       --      --     --        --     (2,243)        --          --
                             -----     -------    -----    ----   ----   -------   --------    -------   ---------
Balance at December 31,
 1997...................     $  21     $26,355    $  --    $ 46   $  9   $ 8,712   $  3,838    $(4,391)  $(22,814)
                             =====     =======    =====    ====   ====   =======   ========    =======   =========

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Koppers Industries, Inc. (the "Company") is an integrated producer of carbon compounds and treated wood products for use in a variety of industrial applications. The Company's Carbon Materials & Chemicals division is a supplier of carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes. Carbon Materials & Chemicals also produces several by-products, including creosote, a chemical preservative used to pressure treat wood for the railroad and utility markets; phthalic anhydride, used in the production of plasticizers and polyester resins; and roofing pitch, used in the manufacture of built-up roofing systems. The Company's Railroad & Utility Products division treats railroad crossties, utility poles and pilings with preservatives for various uses. The Company's Coke Products division produces foundry and furnace coke for sales to steel mill blast furnaces and foundries; and coke by-products, including coal tars, gases, oils and chemicals for sale to other industrial operations.

  The Company's recent acquisition, Koppers Australia Pty. Limited ("Koppers Australia"), is headquartered in Sydney, Australia and has carbon materials, wood treating and wood preserving chemical operations. Koppers Australia uses coal tar from Australia's steel mills to make carbon pitch for aluminum smelting, carbon black for rubber tire production, and naphthalene for use in the manufacture of plasticizers, resins, paints and dye making. It also manufactures chemicals for the protection of timber against termites, fungal decay and weathering. It produces a wide range of preservative treated timber products including utility poles, pilings, railroad crossties, landscaping logs and rural fencing.

 Basis of Financial Statements

  The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated.

  The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's share of the earnings of these companies is included in the accompanying consolidated statement of operations.

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Earnings Per Share/Capital Structure

  In 1997, the Financial Accounting Standards Board issued Statements No. 128, "Earnings Per Share", and Statement No. 129, "Disclosure of Information About Capital Structure". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported earnings per share for the Company. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement No. 128 requirements. Statement No. 129 requires disclosures about an entity's capital structure including liquidation preferences of preferred stock, information about the pertinent rights and

                           KOPPERS INDUSTRIES, INC.

privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. The Company has complied with all of the disclosure requirements of Statement No. 129.

 Inventories

  The Company utilizes both the last-in first-out ("LIFO") and first-in, first-out ("FIFO") methods of inventory valuation. Carbon Materials & Chemicals and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the LIFO method, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 60% of total inventory value at December 31, 1997.

 Revenue Recognition

  The Company recognizes revenue from product sales at the time of shipment.

 Investments

  Following is a combined financial summary of the equity investments of the Company for their respective years ended 1997, 1996 and 1995. The fiscal year end for amounts shown for Koppers Australia are as of and for the year ended June 30.

                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (In thousands)
   Net Sales........................................ $254,275 $266,439 $203,639
   Operating Profit.................................   29,085   32,126   28,303
   Net Income.......................................   19,398   21,530   19,154
   Equity in Earnings...............................    8,376   10,765    9,577
   Current Assets...................................   94,539   94,058   88,776
   Total Assets.....................................  202,430  201,310  171,550
   Current Liabilities..............................   48,496   55,077   41,437
   Non-Current Liabilities..........................   29,233   33,405   23,951
   Net Assets.......................................  124,701  112,828  106,162

  The following describes activity related to the Company's significant equity investments as included in the consolidated statement of operations as of and for each of the years ended December 31:

KOPPERS AUSTRALIA PTY. LIMITED (KOPPERS AUSTRALIA)

  Prior to December 1, 1997 the Company held a 50% investment in Koppers Australia.

                                                EQUITY INCOME DIVIDENDS RECEIVED
                                                ------------- ------------------
                                                         (In thousands)
   1997........................................    $2,363          $16,298
   1996........................................     6,540            2,769
   1995........................................     4,998              712

TARCONORD

  The Company owns a 50% equity interest in Tarconord, a carbon materials operation headquartered in Denmark, with operations in Denmark and the United Kingdom.

                           KOPPERS INDUSTRIES, INC.

                                                EQUITY INCOME DIVIDENDS RECEIVED
                                                ------------- ------------------
                                                         (In thousands)
   1997........................................    $1,735           $1,217
   1996........................................     1,577            2,430
   1995........................................     3,139              731

KSA LIMITED PARTNERSHIP (KSA)

  The Company holds a 50% investment in KSA, a concrete crosstie operation located in Ohio.

                                                EQUITY INCOME DIVIDENDS RECEIVED
                                                ------------- ------------------
                                                         (In thousands)
   1997........................................    $1,220           $1,300
   1996........................................     1,470            1,000
   1995........................................     1,102            1,500

 Depreciation and amortization

  Buildings, machinery, and equipment are recorded at purchased cost and depreciated over their estimated useful lives (5 to 20 years) using the straight-line method.

 Accrued insurance

  The Company is self-insured for property, casualty and workers' compensation insurance up to various stop loss coverages for its domestic operations. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

 Disclosures About Fair Value of Financial Instruments

  Cash and short-term investments: The carrying amount approximates fair value because of the short maturity of those instruments.

  Long-term debt: The carrying value of the Company's long-term debt is equal to the fair value based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

 Research and Development

  Research and development costs, which are included in selling, general and administrative expenses, amounted to $1.1 million for 1997, $1.0 million for 1996, and $0.9 million for 1995.

 Reclassification

  Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassification had no effect on net income (loss).

 Impact of Recently Issued Accounting Standards

  The following statements have been issued during 1997 and are effective for fiscal years beginning after December 15, 1997:

                           KOPPERS INDUSTRIES, INC.

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

  The Company does not expect the effect of adoption of these statements to be material.

2. SARATOGA INVESTMENT AND RECAPITALIZATION

  On October 15, 1997, KAP Investments, Inc. (a wholly-owned subsidiary of Koppers Australia) and a group of approximately 120 individual investors who are either officers, Board members or current or former employees of either Koppers Industries, Inc. or one of its subsidiaries (the "Management Investors") (collectively, the "Offeree Stockholders") acquired from Cornerstone-Spectrum, Inc. (an affiliate of Beazer East, Inc. and Hanson PLC) its voting and non-voting shares of common stock of Koppers Industries, Inc. ("Common Stock"). The Offeree Stockholders utilized $52.5 million of financing from Koppers, Saratoga Partners III, L.P. ("Saratoga") and Saratoga Koppers Funding, Inc. ("Saratoga Koppers"). On December 1, 1997, Saratoga exchanged 2,145,624 shares of Common Stock it acquired as part of the financing of the acquisition of Common Stock from Cornerstone-Spectrum, Inc. for shares of a new series of senior convertible preferred stock of Koppers Industries, Inc. (the "Preferred Shares"), which entitles Saratoga to elect a majority of the Board of Directors of Koppers Industries, Inc. (the "Board of Directors") and to exercise a majority of the voting power over all outstanding stock of Koppers Industries, Inc. with respect to all other matters subject to a stockholder vote.

  The Company sold $175.0 million of 9 7/8% Senior Subordinated Notes (the "New Notes") due 2007 on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia) (the "New Credit Facilities"). The proceeds from the New Credit Facilities and the sale of the Old Notes have been and are being used to complete the following transactions: (i) the acquisition of The Broken Hill Proprietary Company Limited's ("Broken Hill's") 50% interest in Koppers Australia; (ii) the repayment of $98.9 million of the 8 1/2% Senior Notes of Koppers Industries, Inc. due February 1, 2004 tendered pursuant to a tender offer and consent solicitation which was commenced October 20, 1997 and which expired on November 28, 1997 (the "Tender Offer"), plus $6.4 million of redemption premium thereof; (iii) the repayment of the outstanding indebtedness of approximately $88.1 million under the Company's term loan and revolving credit facilities (the "Bank Debt Refinancing"); (iv) the redemption of 1,813,200 shares of non-voting Common Stock owned by APT Holdings Corporation, an affiliate of Mellon Bank, N.A. for $22.9 million; (v) the redemption, at $17.00 per share, of up to 25% of the shares of common stock owned by the current officers of Koppers and Clayton A. Sweeney (a member of the Board of Directors) and the redemption of up to 100% of the shares of Common Stock owned by other Management Investors, in an aggregate amount not to exceed $15.0 million; (vi) the redemption of 436,508 non-voting shares of Common Stock from Saratoga Koppers; and (vii) the payment of related fees and expenses of approximately $16.0 million.

3. RESTRUCTURING CHARGES

  Restructuring charges of $45.4 million for 1997 included $39.9 million for the closing of the Company's Woodward, Alabama coke facility (the "Woodward Facility") and $5.5 million for the closing of a co-generation facility and the write-down of assets at an adjacent wood treating facility in Feather River, California. Net sales for 1997 and 1996 at the Woodward Facility were approximately $51.8 million and $67.0 million, respectively, and gross profit totals excluding plant closing and capacity rationalization charges for 1997 and 1996 were approximately $(8.1) million and $1.0 million, respectively.

                           KOPPERS INDUSTRIES, INC.

  The restructuring charges of $15.5 million for 1996 included $6.5 million for the closing of a tar distillation facility in Houston, Texas; $0.9 million related to the closing of a refractory materials facility in Carrollton, Ohio; $5.4 million related to the idling of part of the coke operations at the Company's Woodward Facility; $2.6 million for severance charges; and $0.1 million for other.

  The total restructuring charges consist of the following cash and non-cash charges for each of the years ended December 31 (in millions):

                                                                    1997  1996
                                                                    ----- -----
Non-cash
  Write-downs of equipment......................................... $21.0 $ 4.1
Cash
  Dismantling......................................................   6.0   3.6
  Severance and other employee benefits............................   8.3   3.3
  Other............................................................  10.1   4.5
                                                                    ----- -----
                                                                    $45.4 $15.5

  At December 31, 1997 none of the cash charges for the 1997 restructuring and substantially all of the cash charges from the 1996 restructuring had been expended. Cash expenditures for 1998 related to the 1997 restructuring are estimated to be approximately $11.4 million, while working capital liquidations at the Woodward Facility in 1998 are expected to generate approximately $6.4 million of cash flow.

4. ACQUISITIONS

  On December 1, 1997 the Company purchased the shares of Koppers Australia that the Company did not already own for a cash purchase price of approximately $48 million (after receipt of a dividend of approximately $13.9 million). This acquisition resulted in Koppers Australia being wholly-owned by the Company. The acquisition was accounted for as a purchase, and the excess purchase price paid over the fair value of the net assets acquired, based on a preliminary allocation of purchase price, was approximately $17.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

  The results of operations for Koppers Australia are included in the Company's 1997 results as a component of equity in earnings of affiliates due to the Company's 50% ownership interest prior to the acquisition. The following table presents the pro forma results of the Company as if the Koppers Australia acquisition had taken place on January 1, 1996:

                                                  YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                      1997              1996
                                              ----------------  ----------------
                                              (Millions except shares figures)
Revenues as reported........................            $593.1            $588.5
Revenues pro forma..........................             708.0             722.1
Net income before extraordinary item as
 reported...................................               1.0              14.1
Net income before extraordinary item pro
 forma......................................               1.3              19.4
Basic earnings per share before
 extraordinary item as reported.............              0.17              1.54
Basic earnings per share before
 extraordinary item pro forma...............              0.26              2.42
Diluted earnings per share before
 extraordinary item as reported.............              0.12              1.47
Diluted earnings per share before
 extraordinary item pro forma...............              0.17              2.28
Net income (loss) as reported...............              (5.7)             14.1
Net income (loss) pro forma.................              (5.4)             19.4
Basic earnings (loss) per share as reported.             (0.92)             1.54
Basic earnings (loss) per share pro forma...             (1.12)             2.42
Diluted earnings (loss) per share as
 reported...................................             (0.65)             1.47
Diluted earnings (loss) per share pro forma.            $(0.71)            $2.28
Basic average shares outstanding as reported
 ...........................................         6,161,098         9,157,900
Basic average shares outstanding pro forma..         5,036,098         8,032,900
Diluted average shares outstanding as
 reported...................................         8,703,574         9,619,713
Diluted average shares outstanding pro
 forma......................................         7,578,574         8,494,713

                           KOPPERS INDUSTRIES, INC.

  On April 1, 1996 the Company purchased a tar distillation plant and certain assets located in Clairton, Pennsylvania for a cash purchase price of approximately $40.0 million and the assumption of approximately $8.0 million of liabilities, primarily for employee benefits, tank cleaning and dismantling of idle equipment. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the Company's consolidated financial statements. The excess purchase price over fair value of the net assets acquired was approximately $12.0 million and has been recorded as goodwill which is being amortized on a straight-line basis over 25 years.

5. DEBT

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (In thousands)
   Revolving credit.......................................... $     -- $ 43,000
   Term loans................................................  134,561   56,884
   Senior Subordinated Notes due 2007........................  175,000       --
   Senior Notes due 2004.....................................   11,094  110,000
                                                              -------- --------
                                                              $320,655 $209,884
                                                              ======== ========

 New Credit Facilities

  In November 1997 the Company established New Credit Facilities of $275.0 million with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. The New Credit Facilities are syndicated among several lenders who are parties thereto. The New Credit Facilities provide for term loans totaling $135.0 million and revolving credit facilities of $140.0 million (the "Revolving Credit Facility"), subject to sublimits of $20.0 million aggregate for standby and trade letters of credit and up to $40.0 million and $20.0 million for the Australian Term Letter of Credit (as defined below) and the Australian Revolving Letter of Credit (as defined below), respectively. National Australia Bank, Limited provided an Australian dollar ("A$") denominated term loan to Koppers Australia and certain of its subsidiaries in an aggregate principal amount equivalent to US$40 million. An A$ denominated letter of credit (the "Australian Term Letter of Credit") was issued under the Revolving Credit Facility to such Australian lender in the amount of A$59.3 million. Commonwealth Bank of Australia provided an A$ denominated revolving loan facility for the benefit of Koppers Australia and certain of its subsidiaries with availability of up to the equivalent of US$10 million. An A$ denominated letter of credit (the "Australian Revolving Letter of Credit") was issued under the Revolving Credit Facility to such Australian lender in the amount of A$14.8 million. To the extent that currency fluctuations cause the face amount of the Australian Term Letter of Credit or the Australian Revolving Letter of Credit to exceed on a US$ equivalent basis their respective subfacility limits, availability will be correspondingly reduced under the Revolving Credit Facility. Commitment fees ranging from 0.2% to 0.5% per annum are required on the undrawn portions of the Revolving Credit Facility and the term loans.

  The New Credit Facilities provide for a $70.0 million Term Loan A, $26.0 million of which was outstanding at December 31, 1997 and a $65.0 million Term Loan B, all of which was outstanding at December 31, 1997. The term loans and the Revolving Credit Facility under the New Credit Facilities provide for interest at variable rates. At December 31, 1997 the effective rates on the term loans were 7.69% for Term Loan A, 8.19% for Term Loan B and 5.30% for the Australian term loan.

  Substantially all of the Company's assets, including the assets of any significant subsidiary, are pledged as collateral for the New Credit Facilities. The New Credit Facilities contain certain covenants which limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

                           KOPPERS INDUSTRIES, INC.

  At December 31, 1997 the aggregate debt maturities for the next five years are as follows:

   1998............................................................. $11,242,768
   1999.............................................................   7,447,667
   2000.............................................................  12,387,303
   2001.............................................................  12,325,073
   2002.............................................................  12,327,597

 Senior Subordinated Notes Due 2007

  On December 1, 1997 the Company issued $175.0 million of 9 7/8% Senior Subordinated Notes (the "New Notes") in a private placement transaction. The New Notes were subsequently registered with the Securities and Exchange Commission effective January 23, 1998. The New Notes bear interest at 9 7/8% per annum, with interest payable on June 1 and December 1 of each year, commencing June 1, 1998. The New Notes are unsecured and rank junior to all existing and future senior debt of the Company, and are effectively subordinated to all secured obligations to the extent of the assets securing such obligations.

  The New Notes are redeemable, at the Company's option, at any time on or after December 1, 2002 and prior to maturity, at redemption prices ranging from 104.938% of the principal amount in 2002 to 100.0% of the principal amount in 2005. In addition, the Company may redeem up to 35% of the aggregate principal amount of the New Notes with the net proceeds of one or more issuances of common stock at a redemption price of 109.875% plus accrued interest.

  The prepayment of debt on December 1, 1997 resulted in an extraordinary loss of $6.7 million on a net-of-tax basis, comprised of charges of $4.5 million for purchase premium and $2.2 million for write-off of deferred financing costs. Deferred financing costs associated with the New Credit Facilities and the issuance of the New Notes totaled approximately $16.0 million and are being amortized over the life of the related debt.

  Deferred financing costs (net of accumulated amortization of $0.2 million at December 31, 1997, $2.4 million at December 31, 1996 and $1.6 million at December 31, 1995) were $16.0 million, $4.4 million and $4.3 million at December 31, 1997, 1996 and 1995, respectively, and are included in other assets.

  At December 31, 1997, the Company had $8.5 million of standby letters of credit outstanding, with terms ranging from one to two years.

6. STOCK ACTIVITY

  On December 1, 1997 2,117,952 shares of voting Common Stock and 27,672 shares of non-voting Common Stock held by Saratoga were converted into 2,145,624 Preferred Shares, entitling Saratoga to elect a majority of the Board of Directors of the Company and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all matters subject to a stockholder vote. The Preferred Shares have voting (except as described below) and dividend rights equal to voting Common Stock, and have a liquidation preference equal to par value. The Preferred Shares are convertible into voting Common Stock at any time on a one-for-one basis. The holders of the Preferred Shares vote as a separate series from all other classes of stock, and are entitled to elect a majority of the Board of Directors.

  The Company purchased 2,693,928 shares of non-voting Common Stock in 1997, all of which were subsequently retired and cancelled in accordance with the stockholders' agreement among the Company, Saratoga and the Management Investors dated December 1, 1997 (as amended, the "New Stockholders'

                           KOPPERS INDUSTRIES, INC.

Agreement"). The remaining 906,600 shares of non-voting Common Stock were purchased from APT Holdings Corporation on January 5, 1998 for $11.4 million and were subsequently retired and cancelled. In addition, in January 1998 Saratoga purchased 142,857 Preferred Shares for $14.00 per share. If these transactions had occurred on January 1, 1997 the effect on earnings per share for 1997 would have been $(0.16) and $(0.06) for basic earnings per share and diluted earnings per share, respectively.

  The Company is offering to redeem, at $17.00 per share, up to 25% of the shares of Common Stock owned by the current officers of the Company and Clayton A. Sweeney, and up to 100% of the shares of Common Stock owned by other Management Investors, in an aggregate amount not exceeding $15.0 million. Additionally, all salaried employees of the Company may purchase Common Stock of the Company at the price of $14.00 per share. Management Investors may redeem shares at $17.00 or purchase shares at $14.00, but may not do both simultaneously. The results of the redemption and purchase offers will be known in early April 1998. The New Stockholders' Agreement provides for stock redemptions of up to 5% of each stockholders' outstanding shares annually beginning in 1999 at the Company's option, provided that all relevant covenants with the Company's lenders and noteholders are met.

  In March 1996, Cornerstone-Spectrum, Inc. exercised its option to convert all of the Series B Convertible Preferred Stock into 2,340,000 shares of non-voting Common Stock of the Company. Subsequent to the exercise, the Company purchased and retired 1,050,000 shares of non-voting Common Stock of the Company in equal amounts from Cornerstone-Spectrum, Inc. and APT Holdings Corporation, a wholly-owned subsidiary of Mellon Bank Corporation, the parent of Mellon Bank, N.A. The effect of the purchase on stockholders' equity was to decrease retained earnings and capital in excess of par value by $10.3 million and $1.9 million, respectively.

7. COMMON STOCK SUBJECT TO REDEMPTION

  The New Stockholders' Agreement requires the Company, subject to cash payment limitations under the terms of existing debt covenants, to redeem certain shares of Common Stock owned by members of management upon a "termination event" relative to a management employee. A termination event is defined as retirement, death, disability or resignation. At December 31, 1997 and 1996 the maximum redemptions which could be paid under the New Stockholders' Agreement, subject to existing debt covenants, were $26.4 million and $24.0 million, respectively. The value of shares subject to redemption under the terms of the New Stockholders' Agreement is segregated from other Common Stock on the face of the balance sheet. There were approximately 1.6 million and 1.7 million shares of Common Stock at December 31, 1997 and 1996, respectively, subject to the redemption provisions of the New Stockholders' Agreement.

  The aggregate redemption amounts under the New Stockholders' Agreement for the next three years based on termination events which have already occurred are as follows:

   1998............................................................ $2.3 million
   1999............................................................ $0.5 million
   2000............................................................ $0.3 million

8. BENEFIT PLANS

  Pension--The Company has established benefit plans for its salaried employees and is the sponsor of single employer defined benefit plans for the hourly employees. Benefits under the plans are based upon employees' compensation and years of service.

                           KOPPERS INDUSTRIES, INC.

  The funded status of the pension plans is as follows:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (In thousands)
Actuarial present value of benefit obligation:
  Vested benefits............................................. $67,954  $46,080
  Non-vested benefits.........................................   5,021    4,416
                                                               -------  -------
  Accumulated benefit obligation..............................  72,975   50,496
  Effect of future wage increases.............................   4,989    4,903
                                                               -------  -------
  Projected benefit obligation................................  77,964   55,399
Plan assets at fair value.....................................  69,501   52,297
                                                               -------  -------
Plan assets less than projected benefit obligation............  (8,463)  (3,102)
Unrecognized prior service costs..............................   1,381      453
Unrecognized net loss.........................................     482    2,758
                                                               -------  -------
Accrued pension costs (net of liabilities provided)........... $ 6,600  $   109
                                                               =======  =======

  The components of pension expense are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
                                                         (In thousands)
Service cost-benefits earned during the year....... $  3,331  $ 3,121  $ 2,176
Interest cost on projected benefit obligation......    4,057    4,037    3,252
(Gain) loss on plan assets.........................  (10,506)  (5,433)  (9,969)
Other..............................................    5,970      868    6,861
                                                    --------  -------  -------
Expense before curtailment loss.................... $  2,852  $ 2,593  $ 2,320
                                                    --------  -------  -------
Curtailment loss related to Woodward Coke plant
 closing...........................................    3,745       --       --
                                                    --------  -------  -------
Total expense...................................... $  6,597  $ 2,593  $ 2,320
                                                    ========  =======  =======

  In determining the projected benefit obligation for funded status purposes, a discount rate of 7.5% was used for both 1997 and 1996. In 1997 and 1996, the assumed increase in future compensation was 4.0% for salaried employees and 3.5% for hourly employees. The long-term rate of return on plan assets is assumed to be 9.0% annually. Plan assets consist of common stock, fixed income securities and short-term investments. The Company currently funds the plans based on ERISA requirements. The net increase in the accumulated benefit obligation reflects the additional liabilities assumed by the Company primarily as a result of the Koppers Australia acquisition and the closing of the Woodward Facility in 1997.

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

                           KOPPERS INDUSTRIES, INC.

  In determining the accumulated postretirement benefit obligation for both 1997 and 1996, the Company used discount rates of 7.5%. Inflation factors for the different types of medical costs were assumed to range from 9.7% to 13.0% for 1997 and to decrease gradually to 6.7% per year within 14 years.

  The following summarizes the Company's accrued postretirement benefit obligation:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
                                                               (In thousands)
   Accumulated postretirement benefit obligation:
     Active employees........................................  $13,723  $12,318
     Retired employees.......................................    2,194    1,841
                                                               -------  -------
       Total.................................................   15,917   14,159
   Plan assets...............................................       --       --
                                                               -------  -------
   Accumulated postretirement benefit obligation in excess of
    plan assets..............................................   15,917   14,159
   Unrecognized prior service cost...........................    5,006    2,853
   Unrecognized net gains....................................     (696)  (1,286)
                                                               -------  -------
   Accrued postretirement benefit obligation.................  $20,227  $15,726
                                                               =======  =======

  Net periodic postretirement benefit cost includes the following components:

                                                     YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                        1997      1996     1995
                                                     ---------  -------- --------
                                                          (In thousands)
   Service cost....................................  $     502  $   474  $   345
   Interest cost...................................        883      798      739
   Net amortization and deferrals..................       (699)    (313)    (368)
                                                     ---------  -------  -------
     Net periodic postretirement benefit cost
      before curtailment...........................        636      959      716
                                                     ---------  -------  -------
   Curtailment related to Woodward Coke plant
    closing........................................      3,180       --       --
                                                     ---------  -------  -------
     Net periodic postretirement benefit cost after
      curtailment..................................  $   3,816  $   959  $   716
                                                     =========  =======  =======

  An increase of 1% in the assumed medical cost inflation rate as of the beginning of the projection period would increase the accumulated postretirement benefit obligation by 6.2% and would increase the net postretirement benefit cost (excluding curtailment costs) by 20.6%.

  Incentive Plan--The Company has established a management incentive plan based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this Plan was $2.6 million in 1997, $2.9 million in 1996, and $4.1 million in 1995. For incentive related to 1995 and 1996 results, participating employees were able to elect to receive up to 50% of their incentive compensation in voting Common Stock of the Company.

  Employee Savings Plan--The Company has established an employee savings plan for all eligible salaried employees that conforms to Section 401(k) of the Internal Revenue Code. Under the plan, participating employees can elect to contribute up to 16% of their salaries with a regular Company matching contribution equivalent to 100% of the first 1% plus 50% of the next 2% of the employees' contributions to the plan.

  The Company's regular contributions amounted to $0.5 million in 1997 and $0.6 million in 1996 and 1995. The Company may also make a supplemental contribution at the end of each Plan Year subject to Board

                           KOPPERS INDUSTRIES, INC.

approval. Expense for supplemental contributions amounted to $0.4 million, $0.5 million and $1.1 million in 1997, 1996 and 1995, respectively. All regular and supplemental matching contributions are made in voting Common Stock of the Company held in Treasury.

9. INCOME TAXES

  Components of the Company's income tax (benefit) provision are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996      1995
                                                     --------  --------  ------
                                                          (In thousands)
   Current:
     Federal........................................ $  6,280  $  3,904  $5,133
     State and foreign..............................    1,039       872     995
                                                     --------  --------  ------
       Total current tax provision..................    7,319     4,776   6,128
   Deferred:
     Federal........................................  (23,578)   (9,965)  3,592
     State..........................................   (3,415)     (950)    243
                                                     --------  --------  ------
       Total deferred tax (benefit) provision.......  (26,993)  (10,915)  3,835
                                                     --------  --------  ------
   Total income tax (benefit) provision............. $(19,674) $ (6,139) $9,963
                                                     ========  ========  ======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities (including deferred items reflected as extraordinary loss) are as follows:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (In thousands)
   Deferred tax assets:
     Alternative minimum tax credits........................... $10,566 $ 5,022
     OPEB obligation...........................................   8,996   6,237
     Reserves, including insurance and product warranty........  33,559  14,584
     Book/tax inventory accounting.............................   2,483   1,963
     Accrued vacation pay......................................   1,754   1,292
     Other.....................................................   2,383   2,463
                                                                ------- -------
       Total deferred tax assets...............................  59,741  31,561
                                                                ------- -------
   Deferred tax liabilities:
     Tax over book depreciation and amortization...............  21,841  25,184
     Other.....................................................   2,873   2,354
                                                                ------- -------
     Total deferred tax liabilities............................  24,714  27,538
                                                                ------- -------
     Net deferred tax assets................................... $35,027 $ 4,023
                                                                ======= =======

                           KOPPERS INDUSTRIES, INC.

  The (benefit) provision for income taxes is reconciled with the federal statutory rate as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1997       1996       1995
                                                  --------   --------   --------
   Federal.......................................    (35.0)%     35.0%     35.0%
     State, net of federal tax benefit...........     (7.5)      (3.7)      2.1
     Equity earnings of foreign affiliates.......     (5.1)     (35.7)     (8.3)
     Foreign taxes...............................      3.8       10.0       0.4
     Section 29 credits..........................    (37.9)     (87.9)       --
     Other.......................................      1.6        5.2      (0.2)
                                                  --------   --------   -------
                                                     (80.1)%    (77.1)%    29.0%
                                                  ========   ========   =======

  The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 1997 consolidated retained earnings of the Company included approximately $6.0 million of undistributed earnings from these investments.

  The Company began earning non-conventional fuels credits on coke production at its Monessen, Pennsylvania facility during 1995. Credits utilized for the years ended December 31, 1997 and 1996 were approximately $9.0 million and $7.0 million, respectively.

  The Company has an alternative minimum tax credit carryforward of approximately $10.6 million. The credit has no expiration date.

                            KOPPERS INDUSTRIES, INC.

10. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:

                                                YEARS ENDED DECEMBER 31,
                                          -------------------------------------
                                                1997         1996         1995
                                          ------------ ------------------------
                                          (In thousands except shares figures)
Numerator for basic and diluted:
Net income to common stockholders before
 extraordinary item...................... $     1,039  $    14,098 $     24,440
    Net income (loss) to common
     stockholders........................      (5,657)      14,098       24,440
Denominators:
  Weighted-average voting common shares..   2,955,930    5,290,151    5,351,907
  Weighted-average non-voting common
   shares................................   3,205,168    3,867,749    2,338,200
                                          -----------  ----------- ------------
Denominators for basic earnings per
 share...................................   6,161,098    9,157,900    7,690,107
Effect of dilutive securities:
  Convertible Preferred Stock............   2,145,624           --    2,340,000
  Employee stock options.................     396,852      461,813      346,551
                                          -----------  ----------- ------------
Dilutive potential common shares.........   2,542,476      461,813    2,686,551
Denominators for diluted earnings per
 share--adjusted weighted-average shares
 and assumed conversions.................   8,703,574    9,619,713   10,376,658
Income before extraordinary item:
  Basic earnings per share............... $      0.17  $      1.54 $       3.18
  Diluted earnings per share............. $      0.12  $      1.47 $       2.36
Extraordinary item:
  Basic earnings per share............... $     (1.09) $        -- $         --
  Diluted earnings per share............. $     (0.77) $        -- $         --
Net income (loss):
  Basic earnings per share............... $     (0.92) $      1.54 $       3.18
  Diluted earnings per share............. $     (0.65) $      1.47 $       2.36

11. STOCK OPTIONS

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants.

  The pro forma effect on net income and earnings per share for 1997, 1996 and 1995 of the fair value method required by Statement No. 123, "Accounting for Stock-Based Compensation" is not substantially different than the method utilized by the Company. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: (a) for 1997, risk-free interest rate of 5.75%, dividend yield of 0.0%, volatility factor of .14, and an expected option life of 10 years; (b) for 1995, risk-free interest rate of 6%; dividend yield of 2.7%; volatility factor of .18; and an expected option life of 10 years.

  The Company's Board of Directors has awarded 802,800 options, approximately 626,000 of which were outstanding at December 31, 1997, to purchase shares of voting common stock to certain key executives, at various exercise prices. All options granted have 10-year terms and vest and become fully exercisable at the end of three years of continued employment.

                           KOPPERS INDUSTRIES, INC.

  A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                   1997                   1996                   1995
                          ---------------------- ---------------------- ----------------------
                                    WEIGHTED-              WEIGHTED-              WEIGHTED-
                          OPTIONS    AVERAGE     OPTIONS    AVERAGE     OPTIONS    AVERAGE
                           (000)  EXERCISE PRICE  (000)  EXERCISE PRICE  (000)  EXERCISE PRICE
                          ------- -------------- ------- -------------- ------- --------------
Outstanding at beginning
 of year................     650       $ 4         705        $ 4          639       $ 3
Granted.................      88        14          --         --          113        11
Exercised...............    (111)        6         (54)         2          (47)        1
Forfeited...............      (1)       11          (1)        11           --        --
Outstanding at end of
 year...................     626       $ 5         650        $ 4          705       $ 4
Exercisable at end of
 year...................     626       $ 5         590        $ 4          607       $ 3
Weighted-average fair
 value of options
 granted during the
 year...................   $6.20                    --                   $2.84

  Exercise prices for options outstanding as of December 31, 1997 ranged from $1.11 to $14.00, and the weighted-average remaining contractual life of those options was 4.7 years. Pursuant to the provisions of the Company's stock option plan, all options became vested in 1997 due to a change of control.

12. COMMITMENTS AND CONTINGENCIES

  A number of lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, warranties, employment and employee benefits. The outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company. Management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

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

  The Company has several environmental indemnification agreements related to the various former owners of its operating locations. The most significant of these indemnifications was obtained at the Company's inception. Under the terms of the asset purchase agreement between Koppers Industries, Inc. and Koppers Company, Inc. at the formation of the Company in 1988 (the "Asset Purchase Agreement") Beazer East, Inc. ("Beazer East") assumed the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as third-party claims arising from such past contamination (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, the Company may not have sufficient resources to meet such liabilities.

                           KOPPERS INDUSTRIES, INC.

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

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitment under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $14 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition and results of operations of the Company. Furthermore, if the Company were required to record a contingent liability in respect of matters covered by the Indemnity on its balance sheet the result could be that the Company would have significant negative net worth.

  In addition, Beazer East is presently defending certain toxic tort actions arising from the pre-Closing operation of assets which the Company acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

  The Company recently evaluated the environmental liabilities related to the manufacturing sites acquired by the Company at its formation in 1988, primarily located in the United States. The evaluation was based on a report prepared by an independent consultant, which in turn was based on public documents that had been submitted to various federal and state regulatory entities on specific sites. In addition to the public documents, the evaluation and report were also based on assumptions about the course of future regulatory remediation requirements and the technical knowledge of the Company and the independent consultant. The evaluation and report estimated that approximately $111.1 million will be expended at these sites for environmental remediation during the period of 1998 to 2042. The Company estimates that approximately $92.9 million of this amount is covered under the Indemnity, that it is responsible for approximately $0.1 million, and that identified third parties are responsible for the remaining $18.1 million. Information derived from the independent consultant's report indicates that, for the years ending December 31, 1998, 1999, 2000, 2001, and 2002 environmental expenses will total approximately $3.8 million, $8.1 million, $6.9 million, $9.1 million and $10.8 million, respectively. There can be no assurance, however, that the actual liabilities associated with the investigation and remediation of these sites will not exceed this estimate. The factors that could affect the estimate include: new information about the contamination at these sites, new interpretations of existing environmental laws, new environmental laws, and more vigorous enforcement policies of regulatory authorities. Further, in the event that Beazer East does not fulfill its commitments, the Company may be required to pay costs that could have a material adverse effect on the business, financial condition, cash flow, and results of operations of the Company.

 Other Environmental Matters

  The Jefferson County Department of Health ("Jefferson County") issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward Facility during the period May 26, 1992 through March 1, 1996. On February 14, 1997 the United States Environmental Protection Agency ("EPA") issued a notice of violation covering the same issues that were raised in the Jefferson County notice of violation. Thereafter, the Company discovered that certain benzene abatement equipment at the Woodward Facility had not been operational for several months. Following a preliminary investigation, the Company also discovered that certain reports and records contained incomplete and inaccurate information and that certain environmental

                           KOPPERS INDUSTRIES, INC.

reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities, and the environmental reporting status of the Woodward Facility has been brought up to date by the Company. Counsel and independent investigators were retained to conduct a complete and thorough investigation; and the benzene abatement equipment had been returned to service prior to the ceasing of operations in January 1998. However, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third-party lawsuits. The Company and Jefferson County have negotiated a settlement agreement (the "Settlement Agreement") which would have required the Company to install monitoring and control equipment and institute operational changes; subsequent to the Settlement Agreement, the Company has permanently shut down all coke oven batteries at the Woodward Facility. The Settlement Agreement included both the original Jefferson County notice of violation and the self-reported benzene abatement violations. The Settlement Agreement, in addition to the changes listed above, also required the Company to pay a civil penalty in the amount of $450,000 to Jefferson County, which was paid in 1997. On February 9, 1998 Jefferson County proposed a modified settlement agreement to address alleged air exceedences from August 1997 through January 1998 which includes an additional penalty in the amount of $575,000. The Company is currently in the process of reviewing the proposed modification, and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the settlement with Jefferson County will deter the EPA from pursuing its notice of violation and that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

  The Pennsylvania Department of Environmental Protection ("PADEP") previously issued a notice of violation alleging that the boilers at the Monessen, Pennsylvania coke facility (the "Monessen Facility") are emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company also received a notice of violation in connection with a failure to conduct timely emission monitoring testing on the boilers at the Monessen Facility. The Company has installed additional equipment and modified existing equipment to improve the quality of boiler emissions. Resolution of these matters could have a negative effect on the business, financial condition, cash flow and results of operations of the Company. The Company has submitted an amended plan approval application to PADEP that provides for limitations on the operation of the two boilers at the Monessen Facility. PADEP is currently reviewing this application. As a result of the failure to meet the original nitrogen oxide emission limitations, it is expected that PADEP will propose a civil penalty in an amount of approximately $100,000. However, there can be no assurance that a higher penalty will not be sought.

  On June 12, 1996 PADEP issued a notice of violation in connection with an alleged noncompliance with the terms of a consent agreement between the Company and PADEP regarding liability for environmental conditions existing at the time the Company purchased the Monessen Facility (the "Consent Agreement"). The notice of violation alleged that the Company had not implemented the corrective actions required under the Consent Agreement in a timely fashion. The Company has completed the implementation of the corrective actions at issue and has settled this matter by payment of a fine in the amount of $261,000 in January 1998. At the Monessen Facility, the Company has entered into a consent order and agreement with the EPA (the "Monessen Consent Order") pursuant to which the Company's liabilities for environmental cleanup have been

                           KOPPERS INDUSTRIES, INC.

capped at $550,000 for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to the Company by the seller of that facility, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which has not been identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $550,000 "cap" contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

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

  In addition to the environmental issues discussed above, the Company has received or expects to receive notices of violations and requests for information at its Monessen Facility and the Stickney, Illinois and Follansbee, West Virginia tar distillation and chemicals facilities that relate to matters which the Company does not believe will have a material impact on the business, financial condition, cash flow and results of operations of the Company.

  On occasion, Koppers Australia has been served with notices relating to environmental compliance issues arising in connection with its operations. Koppers Australia was served with a notice by the Tasmanian Department of Environment and Land Management ("DELM") which alleged that the Longford, Tasmania facility was not in compliance with certain water discharge requirements. Koppers Australia is currently in negotiations with the DELM with respect to this issue. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian Register of Contaminated Sites as "probable sites". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

 Other Matters

  As a result of an internal investigation, the Company discovered in March 1997 that certain reports relating to the moisture of coke contained incomplete and inaccurate information. Because of these discrepancies, certain customers who purchased the coke were overbilled. Upon discovery of the overbilling, refunds were made to all the affected customers.

  For a fee, the Company treats waste water produced by Beazer East during Beazer East's remediation of certain of the Company's facilities. Beazer East performs these remediation activities pursuant to the Indemnity.

                           KOPPERS INDUSTRIES, INC.

During the summer of 1997, Beazer East challenged the amounts of the charges for waste water treatment services at the Florence, South Carolina wood treating facililty and the Follansbee, West Virginia carbon materials and chemicals facility. Beazer East alleged they had been overcharged by approximately $2.2 million at Florence and by approximately $3.1 million at Follansbee. The Company has contested these allegations and believes that if an overcharge occurred, the amount of the overcharge is substantially less than Beazer East has alleged.

 Litigation Settlements

  The Company settled litigation with CSX Transportation, Inc. ("CSX") related to a Complaint served by CSX on May 24, 1996 which alleged that the Company failed to fulfill environmental obligations under two contracts executed by CSX and the Company's predecessor in 1988 and performed by the Company. The Complaint also sought reimbursement of any damages incurred in connection with a 1992 lawsuit filed by Beazer East against CSX in which Beazer East sought contribution for environmental cleanup at certain facilities including some presently owned by the Company. The settlement agreement requires the Company to pay certain amounts over a five year period. The Company recorded a $2.5 million charge to pretax earnings in the fourth quarter of 1996 as a result of the agreement.

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

 Rents

  Rent expense for 1997, 1996 and 1995 was $13.5 million, $13.5 million, and $11.1 million, respectively. Commitments during the next five years under operating leases approximate $15 million per year.

                           KOPPERS INDUSTRIES, INC.

13. OPERATIONS BY BUSINESS SEGMENT

  The Company's operations have been carried out in three business segments prior to the acquisition of Koppers Australia. Financial information about each business segment is provided in the following table:

                                     BUSINESS SEGMENTS
                          -----------------------------------------
                            CARBON    RAILROAD
                           MATERIALS  & UTILITY   COKE     KOPPERS
                          & CHEMICALS PRODUCTS  PRODUCTS  AUSTRALIA CORPORATE   TOTAL
                          ----------- --------- --------  --------- ---------  --------
                                                (In thousands)
YEAR ENDED DECEMBER 31,
 1997:
Net sales...............   $241,148   $255,204  $ 96,708  $     --  $     --   $593,060
Operating profit (loss).     36,389     15,685   (45,915)       --   (11,447)    (5,288)
Identifiable assets.....    140,188    107,214    50,562   144,068    58,143    500,175
Depreciation and
 amortization...........      9,622      6,862     5,865        --     1,158     23,507
Capital expenditures....      7,048      6,154     6,191        --    34,535     53,928
YEAR ENDED DECEMBER 31,
 1996:
Net sales...............   $239,298   $239,913  $109,333  $     --  $     --   $588,544
Operating profit (loss).     24,705     16,685    (3,516)       --   (10,243)    27,631
Identifiable assets.....    150,377    111,804    69,521        --    79,478    411,180
Depreciation and
 amortization...........      8,654      6,362     5,726        --     1,051     21,793
Capital expenditures....     48,504      5,209     7,237        --       284     61,234
YEAR ENDED DECEMBER 31,
 1995:
Net sales...............   $197,434   $248,212  $ 80,084  $     --  $     --   $525,730
Operating profit (loss).     27,358     22,621        33        --   (10,164)    39,848
Identifiable assets.....     98,334    121,162    70,824        --    58,635    348,955
Depreciation and
 amortization...........      6,694      5,832     4,132        --       874     17,532
Capital expenditures....      7,623     16,229    26,289        --        --     50,141

  Intersegment sales of $13.2 million, $13.9 million and $12.1 million have been eliminated in 1997, 1996 and 1995, respectively, from the schedule of segment information.

  Sales to LTV Steel Company, Inc. by the Coke Products business amounted to 10.8% of the Company's total net sales for 1996.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                           1ST QUARTER    2ND QUARTER   3RD QUARTER   4TH QUARTER
                          -------------  ------------- ------------- --------------
                           1997   1996    1997   1996   1997   1996   1997    1996
                          ------ ------  ------ ------ ------ ------ ------  ------
                                  (In millions, except per share figures)
Net sales...............  $134.0 $126.7  $157.6 $156.9 $160.7 $159.9 $140.8  $145.0
Operating profit (loss).  $  6.1 $  4.2  $ 11.3 $ 13.9 $ 14.5 $  3.2 $(37.3) $  6.3
Net income (loss) before
 extraordinary item.....  $  3.4 $ (7.7) $  6.3 $ 10.7 $ 12.4 $  2.5 $(21.2) $  8.6
Basic earnings (loss)
 per share..............  $ 0.39 $(0.78) $ 0.72 $ 1.20 $ 1.41 $ 0.29 $(4.53) $ 0.97
Diluted earnings (loss)
 per share..............  $ 0.37 $(0.78) $ 0.69 $ 1.14 $ 1.34 $ 0.27 $(4.53) $ 0.91
Net income (loss).......  $  3.4 $ (7.7) $  6.3 $ 10.7 $ 12.4 $  2.5 $(27.9) $  8.6
Basic earnings (loss)
 per share..............  $ 0.39 $(0.78) $ 0.72 $ 1.20 $ 1.41 $ 0.29 $(5.96) $ 0.97
Diluted earnings (loss)
 per share..............  $ 0.37 $(0.78) $ 0.69 $ 1.14 $ 1.34 $ 0.27 $(5.96) $ 0.91

                           KOPPERS INDUSTRIES, INC.

15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

  The Company's payment obligations under the 9 7/8% Senior Subordinated Notes due 2007 are fully and unconditionally guaranteed on a joint and several basis by Koppers Industries International Trade Corporation, Koppers Australia Pty. Limited, Koppers Industries of Delaware, Inc. and Koppers Industries B.W., Inc. (collectively, the "Guarantor Subsidiaries"). The New Notes have not been guaranteed by KHC Assurance, Inc., Tarconord A/S, and KSA Limited Partnership (collectively, the "Non-Guarantor Subsidiaries"). In accordance with previous positions established by the Securities and Exchange Commission, the following summarized financial information illustrates separately the composition of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Separate complete financial statements of the respective Guarantor Subsidiaries, other than Koppers Australia Pty. Limited, are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the guarantors and non-guarantors. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                  SUMMARIZED CONDENSED FINANCIAL INFORMATION
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                (In thousands)

                                                     NON-
                                     GUARANTOR    GUARANTOR
                           PARENT   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          --------  ------------ ------------ ------------ ------------
Current assets..........  $169,193    $98,958      $54,998     $ (97,679)    $225,470
Non-current assets......   288,580     99,668       16,106      (129,649)     274,705
Current liabilities.....   156,372     25,875       31,565       (97,542)     116,270
Non-current liabilities.   309,108     79,309       11,533       (27,821)     372,129
Net sales...............   592,852     12,574        7,178       (19,544)     593,060
Gross profit (after
 depreciation and
 restructuring).........     9,950     12,714        1,194        (1,078)      22,780
Net income (loss) before
 extraordinary item.....   (12,461)    11,318        2,615          (433)       1,039
Net income (loss).......   (19,157)    11,318        2,615          (433)      (5,657)

                  SUMMARIZED CONDENSED FINANCIAL INFORMATION
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                (In thousands)

                                                     NON-
                                     GUARANTOR    GUARANTOR
                           PARENT   SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          --------  ------------ ------------ ------------ ------------
Current assets..........  $169,177    $19,636      $33,947      $(62,494)    $160,266
Non-current assets......   224,800     22,263       34,052       (30,201)     250,914
Current liabilities.....   122,108      7,718       15,246       (62,494)      82,578
Non-current liabilities.   237,272          5       13,262            --      250,539
Net sales...............   587,861     12,893        3,171       (15,381)     588,544
Gross profit (after
 depreciation &
 restructuring).........    44,997     10,681          163          (665)      55,176
Net income (loss) before
 extraordinary item.....    (1,694)    14,229        2,120          (557)      14,098
Net income (loss).......    (1,694)    14,229        2,120          (557)      14,098

                            KOPPERS INDUSTRIES, INC.

                   SUMMARIZED CONDENSED FINANCIAL INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (In thousands)

                                                   NON-
                                   GUARANTOR    GUARANTOR
                          PARENT  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          ------- ------------ ------------ ------------ ------------
Net sales...............  525,206       523       1,955        (1,954)     525,730
Gross profit (after
 depreciation &
 restructuring).........   67,930    (1,393)        915            --       67,452
Net income (loss) before
 extraordinary item.....   14,878     5,503       4,410          (351)      24,440
Net income (loss).......   14,878     5,503       4,410          (351)      24,440

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
KOPPERS AUSTRALIA PTY. LIMITED

  We audited the accompanying consolidated balance sheets of Koppers Australia Pty. Limited as of June 30, 1997 and June 30, 1996, and the related consolidated statements of profit and loss and cash flows for the two years ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Koppers Australia Pty. Limited at June 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles in the United States.

  As discussed in Note 1 to the financial statements, in fiscal 1997, the Company changed its method of accounting for investments in associates.

                                          /s/ Ernst & Young

Sydney, Australia
August 25, 1997

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                      CONSOLIDATED PROFIT AND LOSS ACCOUNT

                       YEARS ENDED 30 JUNE 1997 AND 1996

                                                                1997     1996
                                                         NOTES A$'000   A$'000
OPERATING REVENUE.......................................    2  171,460  173,763
                                                               =======  =======
OPERATING PROFIT BEFORE ABNORMAL ITEMS AND INCOME TAX...    2   29,977   29,194
ABNORMAL ITEMS BEFORE INCOME TAX........................    3   (1,663)      --
                                                               -------  -------
OPERATING PROFIT BEFORE INCOME TAX......................    2   28,314   29,194
INCOME TAX ATTRIBUTABLE TO OPERATING PROFIT.............    4    9,376   10,397
                                                               -------  -------
OPERATING PROFIT AFTER INCOME TAX.......................        18,938   18,797
OUTSIDE EQUITY INTERESTS IN OPERATING PROFIT AFTER
 INCOME TAX.............................................   24    1,877    2,750
                                                               -------  -------
OPERATING PROFIT AFTER INCOME TAX
  Attributable to members of Koppers Australia Pty.
   Limited..............................................    5   17,061   16,047
RETAINED PROFITS
  At the beginning of the financial year................        72,042   64,995
  Adjustments Resulting from Adoption of New Accounting
   Standard.............................................         8,970       --
                                                               -------  -------
TOTAL AVAILABLE FOR APPROPRIATION.......................        98,073   81,042
DIVIDENDS PAID..........................................    5    6,501    9,000
                                                               -------  -------
RETAINED PROFITS
  At the end of the financial year......................        91,572   72,042
                                                               =======  =======



The Profit and Loss Account should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                           CONSOLIDATED BALANCE SHEET

                            AT 30 JUNE 1997 AND 1996

                                                                  1997    1996
                                                           NOTES A$'000  A$'000
CURRENT ASSETS
  Cash....................................................         6,379   1,805
  Receivables.............................................    7   25,737  23,566
  Inventories.............................................    8   37,494  33,809
  Other...................................................    9      989   1,680
                                                                 ------- -------
    TOTAL CURRENT ASSETS..................................        70,599  60,860
                                                                 ------- -------
NON-CURRENT ASSETS
  Receivables.............................................   10    6,355   6,355
  Inventories.............................................   11    1,765   1,765
  Investments.............................................   12   20,623   5,349
  Property, plant and equipment...........................   13   65,009  67,210
  Intangibles.............................................   14    1,229   1,332
  Other...................................................   15    2,876   1,717
                                                                 ------- -------
    TOTAL NON-CURRENT ASSETS..............................        97,857  83,728
                                                                 ------- -------
    TOTAL ASSETS..........................................       168,456 144,588
                                                                 ------- -------
CURRENT LIABILITIES
  Accounts payable........................................   16   12,178  12,041
  Borrowings..............................................   17    3,526   1,573
  Provisions..............................................   18   13,536  15,332
                                                                 ------- -------
    TOTAL CURRENT LIABILITIES.............................        29,240  28,946
                                                                 ------- -------
NON-CURRENT LIABILITIES
  Accounts payable........................................   19       22      --
  Borrowings..............................................   20   11,500  11,302
  Provisions..............................................   21    5,767   5,079
                                                                 ------- -------
    TOTAL NON-CURRENT LIABILITIES.........................        17,289  16,381
                                                                 ------- -------
    TOTAL LIABILITIES.....................................        46,529  45,327
                                                                 ------- -------
NET ASSETS................................................       121,927  99,621
                                                                 ======= =======
SHAREHOLDERS' EQUITY
  Share capital...........................................   22   14,559  14,559
  Reserves................................................   23    7,005   4,487
  Retained profits........................................        91,572  72,042
                                                                 ------- -------
  Total parent entity interest in equity..................       113,136  91,088
  Outside equity interest
    Issued capital........................................         2,940   2,940
    Reserves..............................................           467     230
    Retained profits......................................         5,384   5,003
                                                                 ------- -------
    Total outside equity interest.........................   24    8,791   8,173
                                                                 ------- -------
    TOTAL SHAREHOLDERS' EQUITY............................       121,927  99,261
                                                                 ======= =======

  The Balance Sheet should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       YEARS ENDED 30 JUNE 1997 AND 1996

                                                              1997      1996
                                                      NOTES  A$'000    A$'000
CASH FLOWS FROM OPERATING ACTIVITIES
  Receipts from customers............................        162,998   172,722
  Payments to suppliers and employees................       (129,110) (131,431)
  Interest received..................................            428       305
  Interest and other costs of finance paid...........         (1,185)   (1,941)
  Income tax paid....................................        (17,012)   (9,704)
                                                            --------  --------
NET CASH FLOWS FROM OPERATING ACTIVITIES.............   25    16,119    29,951
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of shares in controlled entity............             --    (7,046)
  Acquisition of property, plant and equipment.......         (9,165)   (7,961)
  Proceeds from sale of property, plant and
   equipment.........................................            715       531
  Dividends received.................................            981       986
  Cash paid for investment in partnership............             --    (2,073)
                                                            --------  --------
NET CASH FLOWS FROM INVESTING ACTIVITIES.............         (7,469)  (15,563)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid.....................................         (6,501)   (9,000)
  Dividends paid to outside equity interests.........         (1,496)   (2,790)
  Borrowing repayments...............................             --    (2,025)
  Proceeds from borrowings...........................          2,989        --
                                                            --------  --------
NET CASH FLOWS FROM FINANCING ACTIVITIES.............         (5,008)  (13,815)
                                                            --------  --------
NET INCREASE/(DECREASE) IN CASH HELD.................          3,642       573
  Add opening cash brought forward...................          3,950     3,626
  Effects of exchange rate changes on foreign
   currencies at beginning of the financial year.....            143      (249)
                                                            --------  --------
CLOSING CASH CARRIED FORWARD.........................   25     7,735     3,950
                                                            ========  ========



The Statement of Cash Flows should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                            PROFIT AND LOSS ACCOUNT

                       YEARS ENDED 30 JUNE 1997 AND 1996

                                                                   1997   1996
                                                            NOTES A$'000 A$'000
OPERATING REVENUE..........................................    2   8,876 13,695
                                                                  ====== ======
OPERATING PROFIT...........................................    2   6,938 11,168
INCOME TAX ATTRIBUTABLE TO OPERATING PROFIT................    4     175    (95)
                                                                  ------ ------
OPERATING PROFIT AFTER INCOME TAX..........................        6,763 11,263
RETAINED PROFITS
  At the beginning of the financial year...................       13,970 11,707
                                                                  ------ ------
TOTAL AVAILABLE FOR APPROPRIATION..........................       20,733 22,970
DIVIDENDS PAID.............................................    6   6,501  9,000
                                                                  ------ ------
RETAINED PROFITS...........................................
  At the end of the financial year.........................       14,232 13,970
                                                                  ====== ======





The Profit and Loss Account should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                                 BALANCE SHEET

                            AT 30 JUNE 1997 AND 1996

                                                                    1997   1996
                                                             NOTES A$'000 A$'000
CURRENT ASSETS
  Cash......................................................           --     10
  Receivables...............................................    7     956    248
  Other.....................................................    9      46      3
                                                                   ------ ------
    TOTAL CURRENT ASSETS....................................        1,002    261
                                                                   ------ ------
NON-CURRENT ASSETS
  Investments...............................................   12  45,692 45,692
  Property, plant and equipment.............................   13     120    114
  Other.....................................................   15     306    217
                                                                   ------ ------
    TOTAL NON-CURRENT ASSETS................................       46,118 46,023
                                                                   ------ ------
    TOTAL ASSETS............................................       47,120 46,284
                                                                   ------ ------
CURRENT LIABILITIES
  Accounts payable..........................................   16     285    160
  Borrowings................................................   17   1,369  2,286
  Provisions................................................   18     487    477
                                                                   ------ ------
    TOTAL CURRENT LIABILITIES...............................        2,141  2,923
                                                                   ------ ------
NON-CURRENT LIABILITIES
  Borrowings................................................   20   1,500     --
  Provisions................................................   21     330    474
                                                                   ------ ------
    TOTAL NON-CURRENT LIABILITIES...........................        1,830    474
                                                                   ------ ------
    TOTAL LIABILITIES.......................................        3,971  3,397
                                                                   ------ ------
NET ASSETS..................................................       43,149 42,887
                                                                   ====== ======
SHAREHOLDERS' EQUITY
  Share capital.............................................   22  14,559 14,559
  Reserves..................................................   23  14,358 14,358
  Retained profits..........................................       14,232 13,970
                                                                   ------ ------
    TOTAL SHAREHOLDERS' EQUITY..............................       43,149 42,887
                                                                   ====== ======



  The Balance Sheet should be read in conjunction with the accompanying notes.

                         KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

                            STATEMENT OF CASH FLOWS

                       YEARS ENDED 30 JUNE 1997 AND 1996

                                                                  1997    1996
                                                           NOTES A$'000  A$'000
CASH FLOW FROM OPERATING ACTIVITIES
  Interest received.......................................          154       8
  Receipts from customers.................................        2,126   2,630
  Dividends received......................................        6,542  11,710
  Payments to suppliers and employees.....................       (1,749) (1,816)
  Income tax paid.........................................         (164)   (260)
  Interest and other costs of finance paid................         (245)    (42)
                                                                 ------  ------
NET CASH FLOWS FROM OPERATING ACTIVITIES..................   25   6,664  12,230
                                                                 ------  ------
CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from sale of property, plant and equipment.....           54      --
  Acquisition of property, plant and equipment............          (92)    (14)
  Purchase of shares......................................           --  (7,046)
                                                                 ------  ------
NET CASH FLOWS USED IN INVESTING ACTIVITIES...............          (38) (7,060)
                                                                 ------  ------
CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings--other.......................................        1,500      --
  Borrowings--related parties.............................       (1,704)  2,900
  Dividends paid..........................................       (6,501) (9,000)
                                                                 ------  ------
NET CASH FLOWS USED IN FINANCING ACTIVITIES...............       (6,705) (6,100)
                                                                 ------  ------
NET INCREASE/(DECREASE) IN CASH HELD......................          (79)   (930)
  Add opening cash brought forward........................           10     940
                                                                 ------  ------
CLOSING CASH CARRIED FORWARD..............................   25      69      10
                                                                 ======  ======




The Statement of Cash Flows should be read in conjunction with the accompanying notes.

                        KOPPERS AUSTRALIA PTY. LIMITED

                               (ACN 000 566 629)

             NOTES TO AND FORMING PART OF THE FINANCIAL STATEMENTS

                             30 JUNE 1997 AND 1996

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

  The accounting policies adopted are consistent with those of the previous year except as outlined below.

  In accordance with ASC Class Order 97/0798, the directors have elected to adopt the provisions of Proposed Revised Accounting Standard AASB1016 Accounting for Investments in Associates. The effect is that investments in associates are brought to account using the equity method of accounting under which the carrying amount of the investment is increased or decreased to recognise the investor's share of the post-acquisition profits or losses and other changes in net assets of the associate. The investor's share of the post-acquisition profits or losses of the associate is included in the consolidated profit or loss account of the investor.

  Investments in associates were previously brought to account at cost. (Refer
Note 12)

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

                         KOPPERS AUSTRALIA PTY. LIMITED

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

 f) Property, plant and equipment

  Cost and valuation

  Items of property, plant and equipment comprising a class of non-current assets are revalued at the same date on a consistent basis. Assets under construction are brought to account at cost.

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

                        KOPPERS AUSTRALIA PTY. LIMITED

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

 i) Employee entitlements

  A number of companies in the economic entity offer an employee incentive scheme to full time permanent employees. Benefits based on growth in earnings, are payable after a qualifying period of six years service and three years membership in the plan. Provision for these employee entitlements, based on the estimated amount payable to employees is charged to the profits annually.

  A trust has been established which offers benefits based on growth in earnings to full time permanent staff. Benefits are payable after three years membership in the plan. Provision for these employee entitlements, based on the estimated amount payable to employees, is charged to the profits annually.

  Employee-contributory superannuation funds exist to provide benefits for the economic entity's employees and their dependents on retirement, disability or death. The contributions made to these funds by entities within the economic entity are charged against profits.

  In respect of the economic entity's defined benefits superannuation plans, any contributions made to the superannuation funds by entities within the economic entity are charged against profits when due.

                         KOPPERS AUSTRALIA PTY. LIMITED

2. OPERATING REVENUE & OPERATING PROFIT

                                                                  KOPPERS
                                                                 AUSTRALIA
                                              CONSOLIDATED     PTY. LIMITED
                                             ----------------  --------------
                                              1997     1996     1997    1996
                                             A$'000   A$'000   A$'000  A$'000
Included in the operating profit are the
 following items of operating revenue:
Sales revenue............................... 164,864  171,343     --       --
Equity income from associate company........   4,505       --     --       --
Other revenue...............................     324      618  2,126    1,989
Dividends--
  Associated companies......................      --      986  6,542   11,696
Partnership income..........................     624       --     --       --
Interest--
  Related bodies corporate..................      --       --    106        2
  Other persons/Corporations................     428      305     48        8
                                             -------  -------  -----   ------
                                             170,745  173,252  8,822   13,695
Proceeds on sale of non-current assets......     715      531     54       --
                                             -------  -------  -----   ------
Operating revenue........................... 171,460  173,783  8,876   13,695
                                             =======  =======  =====   ======
The operating profit before income tax is
 arrived at after charging/(crediting) the
 following items:
Amortisation of goodwill....................     146      144     --       --
Amortisation and depreciation of property,
 plant and equipment........................  10,689   10,500     40       44
Diminution in value of inventories..........      57      345     --       --
Bad and doubtful debts--Trade debtors
  Other persons/bodies corporate............     315      189     --       --
Interest expense--
  Related parties...........................      --       --    110        1
  Other persons/Corporations................   1,180    1,500    135       41
Finance charges--
  Lease liability...........................       5        2     --       --
Rental--operating lease.....................     554      439    113       --
Profit/Loss on sale of non-current assets...     (38)      46     (8)      --
Net foreign currency (gains)/losses.........    (707)     (76)   (89)      (8)
Provisions for employee entitlements........   3,325    3,786    235      559
Superannuation contributions................   1,184    1,010     35       29
Loss on write-off of investment.............      --       50     --       50

3. ABNORMAL ITEMS

Included in the operating profit are the
 following abnormal items:
Items charged
  Unscheduled dry-docking for ballast tank
   repair
   (Applicable income tax $716).............   1,990       --     --       --
Items credited
  Pole provision write-back (Applicable
   income tax $118).........................     327       --     --       --
                                             -------  -------  -----   ------
                                               1,663       --     --       --
                                             =======  =======  =====   ======

                         KOPPERS AUSTRALIA PTY. LIMITED

4. INCOME TAX

                                                                  KOPPERS
                                                                 AUSTRALIA
                                               CONSOLIDATED    PTY. LIMITED
                                               --------------  --------------
                                                1997    1996    1997    1996
                                               A$'000  A$'000  A$'000  A$'000
The prima facie tax,* using tax rates
 applicable in the country of operation, on
 operating profit differs from the income tax
 provided in the accounts as follows:
Prima facie tax on operating profit...........  9,817  10,322   2,505   4,020
Tax effect of permanent differences--
  Rebatable dividends.........................     --      --  (2,344) (4,210)
  Other items (net)...........................   (727)     28      (2)    102
Future income tax benefit not brought to
 account......................................     14      76      --      --
Under/(over) provision of previous year.......    272     (26)     16      (7)
Prior year losses recouped....................     --      (3)     --      --
                                               ------  ------  ------  ------
Income tax attributable to operating profit...  9,376  10,397     175     (95)
                                               ======  ======  ======  ======
Future income tax benefit arising from tax
 losses of a controlled entity not brought to
 account at balance date as realisation of the
 benefit is not regarded as virtually certain.
                                                  176     189      --      --
                                               ======  ======  ======  ======
This future income tax benefit will only be
 obtained if:
  a) future assessable income is derived of a
   nature and of an amount sufficient to
   enable the benefit to be realised;
  b) the conditions for deductibility imposed
   by tax legislation continue to be complied
   with; and
  c) no changes in tax legislation adversely
   affect the economic entity in realising the
   benefit.

--------
*The prima facie tax has been arrived at using tax rates applicable in the country of operation.

  Profit contribution from companies within
   the economic entity........................ 12,556  16,047      --      --
  Equity income from associate company--
   Koppers Industries, Inc....................  4,505      --      --      --
                                               ------  ------  ------  ------
                                               17,061  16,047      --      --
                                               ======  ======  ======  ======

5. CONTRIBUTIONS TO PROFIT

Dividends paid during the year
  Franked dividends...........................  6,501   9,000   6,501   9,000
  Unfranked dividends.........................     --      --      --      --
                                               ------  ------  ------  ------
                                                6,501   9,000   6,501   9,000
                                               ======  ======  ======  ======

6. DIVIDENDS PAID OR PROVIDED

                         KOPPERS AUSTRALIA PTY. LIMITED

7. RECEIVABLES (CURRENT)

                                                                     KOPPERS
                                                                    AUSTRALIA
                                                  CONSOLIDATED    PTY. LIMITED
                                                  --------------  -------------
                                                   1997    1996    1997   1996
                                                  A$'000  A$'000  A$'000 A$'000
Trade debtors...................................  24,715  21,306    --     --
Provision for doubtful debts receivable.........    (591)   (386)   --     --
                                                  ------  ------   ---    ---
                                                  24,124  20,920    --     --
Short-term deposits.............................   1,581   2,543    --     --
Other...........................................      31      75    --     10
Amounts other than trade debts receivable
  Controlled entity.............................      --      --   955    237
  Associated entities...........................       1      28     1      1
                                                  ------  ------   ---    ---
                                                  25,737  23,566   956    248
                                                  ======  ======   ===    ===
(a)Aggregate amounts receivable from related
 parties
  Wholly-owned group............................      --      --   307    237
  Other related parties.........................       1      28   649      1
                                                  ------  ------   ---    ---
                                                       1      28   956    238
                                                  ======  ======   ===    ===
(b)Movement in provision for doubtful debts
  Balance at beginning of year..................     386            --
  Exchange movement.............................    (16)            --
  Bad debts previously provided for written-off
   during the year..............................     (94)           --
  Bad and doubtful debts provided for during the
   year.........................................     315            --
                                                  ------           ---
Balance at end of year..........................     591            --
                                                  ======           ===
Comparatives not included as this disclosure was
 not required prior
 to June 1997
(c) Australian dollar equivalent of amounts
    receivable in foreign currencies not
    effectively hedged:
  --United States dollars.......................   4,001     917    --     --
  --United Kingdom pounds.......................     115     299    --     --
  --Singapore dollars...........................      75     103    --     --
                                                  ------  ------   ---    ---
                                                   4,191   1,319    --     --
                                                  ======  ======   ===    ===

8. INVENTORIES (CURRENT)

Raw materials and stores........................  11,555   8,111    --     --
Work in progress................................     360      51    --     --
Finished goods..................................  26,131  26,523    --     --
Provision for diminution in value...............    (552)   (876)   --     --
                                                  ------  ------   ---    ---
Total inventories at lower of cost and net
 realisable value...............................  37,494  33,809    --     --
                                                  ======  ======   ===    ===

                        KOPPERS AUSTRALIA PTY. LIMITED

9. OTHER CURRENT ASSETS

                                                                     KOPPERS
                                                                    AUSTRALIA
                                                    CONSOLIDATED  PTY. LIMITED
                                                    ------------- -------------
                                                     1997   1996   1997   1996
                                                    A$'000 A$'000 A$'000 A$'000
Prepayments........................................    706 1,560      39      3
Other..............................................    283   120       7     --
                                                    ------ -----  ------ ------
                                                       989 1,680      46      3
                                                    ====== =====  ====== ======

10. RECEIVABLES (NON-CURRENT)

Loans and advances
  Other............................................  6,355 6,355      --     --
                                                    ------ -----  ------ ------
                                                     6,355 6,355      --     --
                                                    ====== =====  ====== ======

11. INVENTORIES (NON-CURRENT)

Finished goods.....................................  1,765 1,765      --     --
                                                    ------ -----  ------ ------
Total inventories at lower of cost and net
 realisable value..................................  1,765 1,765      --     --
                                                    ====== =====  ====== ======

12. INVESTMENTS (NON-CURRENT)

Investments at cost compromise:
Unlisted controlled entities.......................     --    --  45,692 45,692
Unlisted associated entities.......................  2,843 5,349      --     --
Equity accounted investments....................... 17,780    --      --     --
                                                    ------ -----  ------ ------
                                                    20,623 5,349  45,692 45,692
                                                    ====== =====  ====== ======

  Included in investments at cost is an investment of A$3 in respect of 60% of the issued capital of Koppers SEUT Pty. Limited. As this company acts solely as the trustee for the Koppers Senior Executive Unit Trust, it is not controlled by Koppers Australia Pty. Limited and has not been consolidated.

                        KOPPERS AUSTRALIA PTY. LIMITED

  Investment in unlisted controlled entities comprises:

                                                 BENEFICIAL           INVESTMENT
                                COUNTRY OF     PERCENTAGE HELD     KOPPERS AUSTRALIA
NAME                           INCORPORATION BY ECONOMIC ENTITY      PTY. LIMITED
----                           ------------- ------------------    -----------------
                                               1997       1996       1997     1996
                                                 %          %       A$'000   A$'000
Koppers Investments
 (Aust.) Pty. Ltd.......  (ii) Australia           100        100     6,355    6,355
Koppers-Hickson
 Investments Pty.
 Limited................       Australia            51         51     3,060    3,060
Koppers Power Poles
 (Australia) Pty.
 Limited................  (ii) Australia           100        100       955      955
Continental Carbon
 Australia Pty. Limited.  (ii) Australia           100        100     8,572    8,572
KAP Investments Inc.....       U.S.A.              100        100    10,846   10,846
Koppers Timber
 Preservation Pty. Ltd..  (ii) Australia           100        100     6,899    6,899
Koppers Coal Tar
 Products Pty. Ltd......  (ii) Australia           100        100     9,005    9,005
Koppers Shipping Pty.
 Ltd....................  (ii) Australia           100        100        --       --
Koppers-Hickson Timber
 Protection Pty.
 Limited................       Australia            51         51        --       --
Koppers-Hickson (PNG)
 Pty Limited............   (i) P.N.G.               51         51        --       --
Koppers-Hickson Timber
 Protection (NZ)
 Limited................   (i) New Zealand          51         51        --       --
Koppers-Hickson Timber
 Protection (Fiji)
 Limited................   (i) Fiji                 51         51        --       --
Koppers-Hickson Timber
 Protection (Malaysia)
 SDN BHD................   (i) Malaysia             51         51        --       --
Koppers-Hickson Timber
 Protection (S) Pte Ltd.   (i) Singapore            51         51        --       --
Koppers-Hickson
 International Pty. Ltd.   (i) Australia            51         51        --       --
Koppers-Hickson (SA)
 (Pty) Ltd..............   (i) South Africa         51         51        --       --
                                                                   -------- --------
                                                                     45,692   45,692
                                                                   ======== ========

Overseas controlled entities carry on business in the country of incorporation.

(i) Controlled entities which are audited by other member firms of Ernst & Young International.

(ii) Pursuant to Class Order 95/1530, relief has been granted to this controlled entity of Koppers Australia Pty. Limited from the Corporations Law requirements for preparation, audit and publication of accounts.

   As a condition of the Class Order, Koppers Australia Pty. Limited and the controlled entities subject to the Class Order, have entered into a deed of indemnity on 18 May 1995. Continental Carbon Australia Pty Ltd was joined to this deed of cross guarantee by a deed of assumption executed on 20 May 1996. The effect of the deed is that Koppers Australia Pty. Limited has guaranteed to pay any deficiency in the event of winding up of the controlled entity. The controlled entities have also given a similar guarantee in the event that Koppers Australia Pty. Limited is wound up. The aggregate assets and liabilities of the companies subject to the deed, and the aggregate result of these companies are as follows:

                                                                  1997    1996
                                                                 A$'000  A$'000
   Total assets................................................. 123,488 100,945
   Total liabilities............................................  33,858  33,867
                                                                 ------- -------
   Net assets...................................................  89,630  67,078
                                                                 ======= =======
   Profit after income tax......................................   8,986  15,145
                                                                 ======= =======

                        KOPPERS AUSTRALIA PTY. LIMITED

  Investment in unlisted associated entities comprises:

                                   ECONOMIC ENTITY      % HELD BY      DIVIDEND
                                      INTEREST       ECONOMIC ENTITY    REVENUE
                                   ----------------  --------------- -------------
                                    1997     1996     1997    1996    1997   1996
                                   A$'000   A$'000      %       %    A$'000 A$'000
(i)Koppers-Coastchem..............   2,843    2,170     25.5    25.5  N/A    N/A
(ii)Koppers Industries, Inc.*.....      --    3,179       --    22.4   --    986
                                   -------  -------
                                     2,843    5,349
                                   =======  =======

--------
*The investment in Koppers Industries, Inc. was previously brought to account at cost, but is now brought to account using the equity method of accounting. This represents a change in accounting policy as outlined in note 1. (Accordingly comparatives have not been included in the following disclosures).

  Koppers-Coastchem

  The interest in the partnership is carried at cost, plus the economic entity's share of the partnership's result for the year. The economic entity's share in the partnership's result is included in the economic entity's profit.

                                                                        1997
                                                                       A$'000
Equity accounted investments comprise:
Carrying value of investment in Koppers Industries, Inc.
  Balance at the beginning of the financial year--at cost.............  3,179
  Equity cross-holding adjustment.....................................   (356)
  Initial application of equity accounting
    --retained profits................................................  8,970
    --reserves........................................................  2,095
  Share of operating profit after tax.................................  4,505
  Dividends received..................................................   (981)
  Share of movement in reserves.......................................   (641)
  Foreign exchange variation..........................................  1,009
                                                                       ------
Balance at the end of the financial year.............................. 17,780
                                                                       ======
Represented by:
  Investment at cost..................................................  2,966
  Share of retained profits........................................... 13,360
  Share of reserves...................................................  1,454
                                                                       ------
                                                                       17,780
                                                                       ======
Koppers Australia Pty. Limited retained profits attributable to
 Koppers Industries, Inc.:
  Balance at the beginning of the financial year......................  8,970
  Share of operating profit and extraordinary items after income tax expense............................................................  3,035
  Share of income tax expense.........................................  1,470
  Dividends received from Koppers Industries, Inc.....................   (981)
  Foreign exchange variation..........................................    866
                                                                       ------
Balance at the end of the financial year.............................. 13,360
                                                                       ======

                        KOPPERS AUSTRALIA PTY. LIMITED

                                                                         1997
                                                                        A$'000
Koppers Australia Pty. Limited reserves attributable to Koppers
 Industries, Inc.:
  Balance at the beginning of the financial year....................... 2,095
  Share of movements during the financial year.........................  (719)
Foreign exchange variation.............................................    78
                                                                        -----
Balance at the end of the financial year............................... 1,454
                                                                        =====

  The balance date of Koppers Industries, Inc. is 31 December

                                                   30 JUNE 1997 31 DECEMBER 1996
                                                   ------------ ----------------
      Ownership interest..........................    22.65%         22.65%
      Voting power................................    35.65%         35.71%

  The issued capital of Koppers Industries, Inc. includes redeemable shares issued to management investors. In addition, options to acquire shares have also been issued to the management of Koppers Industries, Inc. Accordingly, the percentages shown above may be subject to variations in the future through redemptions of shares or exercise of options. The maximum dilution through exercise of options as at 30 June 1997 is less than 2%.

  Koppers Industries, Inc. holds 100.0% of the issued capital of Koppers Australia Pty. Limited.

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

  Koppers Australia Pty. Limited paid dividends to Koppers Industries, Inc. during the year totalling A$3,250,294 (1996 A$4,499,900) during the year.

                         KOPPERS AUSTRALIA PTY. LIMITED

13. PROPERTY, PLANT AND EQUIPMENT

                                                         KOPPERS AUSTRALIA
                                        CONSOLIDATED       PTY. LIMITED
                                       ----------------  --------------------
                                        1997     1996      1997        1996
                                       A$'000   A$'000    A$'000      A$'000
Freehold land:
At cost...............................   1,239      334         --          --
At directors' valuation 1 July 1983...   1,245    1,247         --          --
                                       -------  -------   --------    --------
                                         2,484    1,581         --          --
                                       -------  -------   --------    --------
Buildings on freehold land:
At cost...............................   6,047    5,819         --          --
Provision for depreciation............  (1,194)  (1,145)        --          --
                                       -------  -------   --------    --------
                                         4,853    4,674         --          --
                                       -------  -------   --------    --------
At directors' valuation 1 July 1983...   2,671    2,671         --          --
Provision for depreciation............  (1,853)  (1,703)        --          --
                                       -------  -------   --------    --------
                                           818      968         --          --
                                       -------  -------   --------    --------
Leasehold improvements:
At cost...............................   2,568    2,337         --          --
Provision for amortisation............    (966)    (564)        --          --
                                       -------  -------   --------    --------
                                         1,602    1,773         --          --
                                       -------  -------   --------    --------
Total land and buildings..............   9,757    8,996         --          --
                                       -------  -------   --------    --------
Plant and equipment:
At cost...............................  95,125   89,931        175         188
At directors' valuation 1 July 1983...  14,779   14,779         --          --
Provision for depreciation............ (56,302) (48,299)       (55)        (74)
                                       -------  -------   --------    --------
                                        53,602   55,871        120         114
                                       -------  -------   --------    --------
Assets under construction.............   1,650    2,343         --          --
                                       -------  -------   --------    --------
Total property, plant and equipment...  65,009   67,210        120         114
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

14. INTANGIBLES

Goodwill.................................................... 2,175 2,265  --  --
Provision for amortisation.................................. (946) (933)  --  --
                                                             ----- ----- --- ---
                                                             1,229 1,332  --  --
                                                             ===== ===== === ===

                         KOPPERS AUSTRALIA PTY. LIMITED

15. OTHER NON-CURRENT ASSETS

                                                           KOPPERS AUSTRALIA
                                             CONSOLIDATED    PTY. LIMITED
                                             ------------- ------------------
                                              1997   1996    1997      1996
                                             A$'000 A$'000  A$'000    A$'000
Future income tax benefits..................  2,876  1,717      306       217
                                             ------ ------ --------  --------

16. ACCOUNTS PAYABLE (CURRENT)

Trade creditors.............................  7,833  6,432       84        22
Lease liabilities...........................     46     --       --        --
Amounts other than trade debts payable:
  Accrued expenses..........................  3,611  4,715      201       138
  Other.....................................    688    894       --        --
                                             ------ ------ --------  --------
                                             12,178 12,041      285       160
                                             ====== ====== ========  ========
Australian dollar equivalents of amounts
 payable in foreign currencies not
 effectively hedged:
  --United States dollars...................    385    697       --        --
  --United Kingdom pounds...................     95    249       --        --
  --Singapore dollars.......................      1      1       --        --
  --New Zealand dollars.....................    124     11       --        --
  --Australian dollars......................     17    108       --        --
                                             ------ ------ --------  --------
                                                622  1,066       --        --
                                             ====== ====== ========  ========

17. BORROWINGS (CURRENT)

Bills of exchange...........................     --    175       --        --
Bank loans..................................  3,300  1,000       --        --
Bank overdrafts.............................    225    398       69        --
Related parties.............................
Controlled entity...........................     --     --    1,300     2,286
Other related parties.......................      1     --       --        --
                                             ------ ------ --------  --------
                                              3,526  1,573    1,369     2,286
                                             ====== ====== ========  ========

18. PROVISIONS (CURRENT)

Taxation....................................  4,124  8,535       32       (99)
Employee entitlements.......................  5,380  5,066      455       576
Other.......................................  4,032  1,731       --        --
                                             ------ ------ --------  --------
                                             13,536 15,332      487       477
                                             ====== ====== ========  ========

19. ACCOUNTS PAYABLE (NON-CURRENT)

Lease liability.............................     22     --       --        --

                         KOPPERS AUSTRALIA PTY. LIMITED

20. BORROWINGS (NON-CURRENT)

                                                              KOPPERS AUSTRALIA
                                              CONSOLIDATED      PTY. LIMITED
                                              --------------  -----------------
                                               1997    1996     1997     1996
                                              A$'000  A$'000   A$'000   A$'000
Bills of Exchange and Bank Loans............. 11,500  11,300     1,500       --
Other........................................     --       2        --       --
                                              ------  ------  -------- --------
                                              11,500  11,302     1,500       --
                                              ======  ======  ======== ========

  Refer to Note 28 for details of security held over borrowings.

21. PROVISIONS (NON-CURRENT)

Employee entitlements........................  3,125   2,624       330      474
Deferred income tax liability................  2,642   2,455        --       --
                                              ------  ------  -------- --------
                                               5,767   5,079       330      474
                                              ======  ======  ======== ========

22. SHARE CAPITAL

Issued and fully paid up capital
  6,187,500 "A' class shares of A$1 each.....  6,188   6,188     6,188    6,188
  6,187,500 "B' class shares of A$1 each.....  6,188   6,188     6,188    6,188
  2,183,824 "C' class shares of A$1 each.....  2,183   2,183     2,183    2,183
                                              ------  ------  -------- --------
                                              14,559  14,559    14,559   14,559
                                              ======  ======  ======== ========

23. RESERVES

Reserves comprise:
  Share premium account......................  2,330   2,330     2,330    2,330
  Asset revaluation..........................  1,625   1,625    12,028   12,028
  Foreign currency translation...............  1,974     532        --       --
  Other reserves of associate................  1,454      --        --       --
  Equity cross-holding reserve...............   (378)     --        --       --
                                              ------  ------  -------- --------
    Total reserves...........................  7,005   4,487    14,358   14,358
                                              ======  ======  ======== ========
Movement in reserves
  Foreign currency translation
   Balance at beginning of year..............    532   1,934        --       --
   Transfer to outside equity interests......     --    (597)       --       --
   Gain/(loss) on translation of overseas
    controlled entities......................  1,442    (805)       --       --
                                              ------  ------  -------- --------
    Balance at end of year...................  1,974     532        --       --
                                              ======  ======  ======== ========
Equity cross-holding reserve
  Adjustment for initial application of
   equity accounting.........................   (356)     --        --       --
    Movement during the year.................    (22)     --        --       --
                                              ------  ------  -------- --------
    Balance at end of year...................   (378)     --        --       --
                                              ======  ======  ======== ========

                         KOPPERS AUSTRALIA PTY. LIMITED

24. OUTSIDE EQUITY INTEREST

                                                          KOPPERS AUSTRALIA
                                          CONSOLIDATED      PTY. LIMITED
                                          --------------  --------------------
                                           1997    1996     1997       1996
                                          A$'000  A$'000   A$'000     A$'000
  Reconciliation of outside equity
   interest in controlled entities:
  --Opening balance.....................   8,173  15,518        --          --
  --Add: outside equity interest in
       translation reserve not
       previously brought to account....      --     597        --          --
  --Add: share of operating profit......   1,877   2,750        --          --
  --Less: dividends paid................  (1,496) (2,790)       --          --
  --Less: purchase of outside equity
   interest in subsidiary...............      --  (7,535)       --          --
  --Add: share of movement in reserves..     237    (367)       --          --
                                          ------  ------  --------   ---------
  --Closing balance.....................   8,791   8,173        --          --
                                          ======  ======  ========   =========

25. STATEMENT OF CASH FLOWS

a) Reconciliation of cash
  Cash balance comprises:
    --cash on hand......................   6,379   1,805        --          10
    --short-term deposits...............   1,581   2,543        --          --
    --bank overdraft....................    (225)   (398)      (69)         --
                                          ------  ------  --------   ---------
  Closing cash balance..................   7,735   3,950       (69)         10
                                          ======  ======  ========   =========
b) Reconciliation of the operating
  profit after tax to the net cash flows
  from operations
  Operating profit after tax............  18,938  18,797     6,763      11,263
  Dividends received (investing)........      --    (986)       --          --
  Depreciation and amortisation.........
    --property, plant and equipment.....  10,689  10,500        40          44
    --intangibles.......................     146     144        --          --
Diminution in value of inventories......      57     345        --          --
Loss on write-off of investments........      --      50        --          50
Provision for employee entitlements.....   3,116   3,786      (265)        559
(Profit)/loss on sale of non-current
 assets                                      (38)     46        (8)         --
Equity income of associate company......  (4,505)     --        --          --
Partnership income......................    (624)     --        --          --
Changes in assets and liabilities
  Trade receivables.....................  (3,204)    247        --          --
  Inventory.............................  (3,742)   (896)       --          --
  Prepayments...........................     854    (915)      (36)         --
  Other Current Assets..................     (92)    808         3         723
  Other Non-Current Assets..............    (559)   (691)       --          --
  Trade Creditors.......................     738  (1,657)      125         (45)
  Other Current Liabilities.............  (1,267)  1,498        --           3
  Other Non-Current Liabilities.........      20  (2,067)       --          --
  Tax Provision.........................  (4,411)  1,820       131        (314)
  Deferred income tax liability.........     187    (162)       --          --
  Future income tax benefit.............  (1,159)   (965)      (89)        (53)
  Exchange rate changes on opening cash     (143)    249        --          --
                                          ------  ------  --------   ---------
Net cash flow from operating activities.  16,119  29,951     6,664      12,230
                                          ======  ======  ========   =========

                         KOPPERS AUSTRALIA PTY. LIMITED

                                                            KOPPERS AUSTRALIA
                                              CONSOLIDATED    PTY. LIMITED
                                              ------------- -------------------
                                               1997   1996    1997      1996
                                              A$'000 A$'000  A$'000    A$'000
c) Bank overdraft facility
  Refer to note 28 for details of group bank
   facility

26. EXPENDITURE COMMITMENTS

Capital expenditure commitments
Estimated capital expenditure contracted for
 at balance date but not
 provided for
  --payable not later than one year.........    516     --        --         --
                                              =====  =====   =======  =========
Lease expenditure commitments
Operating leases (non-cancelable):
  --Not later than one year.................    707    836       321        427
  --Later than one year and not later than
   two years................................    434    729        --        321
  --Later than two years and not later than
   five years...............................    642  1,017        --         --
  --Later than five years...................  2,481    212        --         --
                                              -----  -----   -------  ---------
Aggregate lease expenditure contracted for
 at balance date but not
 provided for...............................  4,264  2,794       321        748
                                              =====  =====   =======  =========
Finance leases:
  --Not later than one year.................     46     --        --         --
  --Later than one year and not later than
   two years................................     22     --        --         --
  --Later than two years and not later than
   five years...............................     --     --        --         --
  --Later than five years...................     --     --        --         --
                                              -----  -----   -------  ---------
  Total minimum lease payments..............     68     --        --         --
  Future finance charges....................     --     --        --         --
                                              -----  -----   -------  ---------
  Lease liability...........................     68     --        --         --
                                              =====  =====   =======  =========
  Current liability.........................     46     --        --         --
  Non-current liability.....................     22     --        --         --
                                              -----  -----   -------  ---------
                                                 68     --        --         --
                                              =====  =====   =======  =========

27. EMPLOYEE ENTITLEMENTS AND SUPERANNUATION COMMITMENTS
EMPLOYEE ENTITLEMENTS

The aggregate employee entitlement liability
 is comprised of:
  Accrued wages, salaries and costs.........    155     52        --         --
  Provisions (current)......................  5,380  5,066       455        576
  Provisions (non-current)..................  3,125  2,624       330        474
                                              -----  -----   -------  ---------
                                              8,660  7,742       785      1,050
                                              =====  =====   =======  =========

                        KOPPERS AUSTRALIA PTY. LIMITED

 Superannuation Commitments

  All employees are entitled to varying levels of benefits on retirement, disability or death. The superannuation plan provides defined benefits based on years of service and final average salary. Employees contribute to the plans at various percentages of their wages and salaries. Up until the year ended 30 June 1994, the economic entity did not contribute to the plan. Commencing this year, the economic entity has contributed to the plan amounts advised by the plan manager. These contributions are not of a systematic and long-term nature as the plan has sufficient funds to satisfy all benefits vested under the plan as at 30 June 1997.

  Details of the superannuation fund as extracted from the fund's most recent annual report (31 August 1996) are as follows:

                                                                          A$'000
Accrued benefits......................................................... 13,371
Net market value of plan assets.......................................... 14,116
                                                                          ------
Surplus of net market value of plan assets over accrued benefits.........    745
                                                                          ======
Vested benefits..........................................................

  Actuarial assessment of the plan was made in February 1995 by Watson Wyatt Worldwide.

28. CONTINGENT LIABILITIES

                                                             KOPPERS AUSTRALIA
                                              CONSOLIDATED      PTY. LIMITED
                                             --------------- ------------------
                                              1997    1996     1997      1996
                                             A$'000  A$'000   A$'000    A$'000
Bank guarantees covering security deposits,
 contract performance and autopay...........  2,071   1,618      2,071    1,618
                                              =====   =====   ======== ========

  Koppers Australia Pty. Limited and related companies, namely Koppers Power Poles (Australia) Pty. Limited, Koppers Coal Tar Products Pty. Ltd., Continental Carbon Australia Pty. Limited, Koppers Timber Preservation Pty. Ltd. and Koppers Investments (Aust.) Pty. Limited have collectively unrestricted access to borrowing facilities to a maximum of A$47,850,000.

  The amount of credit unused at 30 June 1997 totaled A$36,350,000.

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

  2. Letter of Comfort by BHP and Koppers Industries, Inc.

  3. Negative Pledge dated 2 July 1990.

  In addition, a fully interlocking guarantee has been provided by the above-mentioned related companies, to provide security over the borrowing facilities of the company and its related companies. Under the terms of an ASC Class Order these above mentioned companies have guaranteed any deficiency of funds if any of the companies is wound up. No such deficiency exists. Refer to Note 12.

                        KOPPERS AUSTRALIA PTY. LIMITED

29. AUDITORS' REMUNERATION

                                                          KOPPERS AUSTRALIA
                                            CONSOLIDATED    PTY. LIMITED
                                            ------------- -------------------
                                             1997   1996    1997       1996
                                            A$'000 A$'000  A$'000     A$'000
Amounts received or due and receivable by
 the auditors, of Koppers
 Australia Pty. Limited for:
  --an audit or review of the financial
   statements of the entity and any other
   entity in the economic entity...........  224    227          36         36
  --other services in relation to the
   entity and any other entity in the
   economic entity.........................   54     63          46         10
Amounts received or due and receivable by
 auditors other than the auditors of
 Koppers Australia Pty. Limited for:
  --an audit or review of the financial
   statements of subsidiary entities.......   37     17          --         --
                                             ---    ---    --------   --------
                                             315    307          82         46
                                             ===    ===    ========   ========

30. SUBSEQUENT EVENTS

  There has been no significant event since balance date which requires disclosure or adjustment in the financial statements of the entity.

31. RELATED PARTY DISCLOSURES

  The directors of Koppers Australia Pty. Limited during the financial year were:

  D.P. Traviss (Resigned 24 June 1997);
  E.S. Bryon;
  M.J. Burns;
  D.R. Zimmerman;
  B.K. Jensen;
  P.J. Laver;
  R.K. Wagner;
  C.R. Newell;
  A.K. Purnell (Resigned 22 May 1997);
  B.C. Wilson

  The following related party transactions occurred during the financial year:

  Transactions with other related parties:

    i) Dividends received of A$980,769. (1996: A$986,193)

  Transactions with the Directors of Koppers Australia Pty. Limited and the economic entity:

  Since 1992 Koppers Australia Pty. Limited has issued units in a management incentive scheme to various executives of the group. Unit holders are entitled, but not obliged, to exchange all or some of their units for cash after holding units for a qualifying period of three years. The executives are obliged to exchange all units for cash on their resignation, retirement or dismissal from employment.

                        KOPPERS AUSTRALIA PTY. LIMITED

  The growth in value of these units, and the resulting benefit to the executives, is determined by reference to the profitability after tax of the Koppers Australia group. Benefits from this scheme are funded by companies within the Koppers Australia group. Three directors of Koppers Australia Pty. Limited have been issued units in this scheme in accordance with the plan rules. As at 30 June 1997, the combined value of the units issued to the above directors is A$358,270 (1996: A$291,840).

  There have been no other transaction concerning shares between entities in the reporting entity and directors of the reporting entity or their director-related entities.

  All financial benefits provided by Koppers Australia Pty. Limited or its controlled entities to related parties were provided at arms' length terms.

  Koppers Australia Pty. Limited is the ultimate Australian holding company.

32. SEGMENT INFORMATION

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

                                                         TIMBER                      CARBON       COAL TAR
                                                      PRESERVATION    CHEMICALS       BLACK       PRODUCTS        OTHER
                                               NOTES     A$'000        A$'000        A$'000        A$'000        A$'000
                                               ------ ------------- ------------- ------------- ------------- -------------
                                                       1997   1996   1997   1996   1997   1996   1997   1996   1997   1996
(a) Industry Segments
OPERATING REVENUE
Sales to
 customers
 outside the
 economic
 entity.........                                      28,831 34,424 42,621 40,046 33,220 35,638 62,142 62,656  4,646  1,019
Intersegment
 Sales..........                                  2      131    169  3,182  3,295     15     --  2,505 14,265  9,798 14,800
                                                      ------ ------ ------ ------ ------ ------ ------ ------ ------ ------
                                                      28,962 34,593 45,803 43,341 33,235 35,638 64,647 76,921 14,444 15,819
                                                      ====== ====== ====== ====== ====== ====== ====== ====== ====== ======
Consolidated
 Operating
 Profit/(Loss)..                                  2    1,297  1,743  6,228  6,054  4,575  5,783  8,947 15,240 12,448 13,296
                                                      ====== ====== ====== ====== ====== ====== ====== ====== ====== ======
Segment Assets..                                      29,016 27,378 28,622 26,281 22,154 20,970 73,640 68,437 91,158 74,146
                                                      ====== ====== ====== ====== ====== ====== ====== ====== ====== ======
(b) Geographical
 Segments
                                                ELIMINATIONS      CONSOLIDATION
                                                   A$'000            A$'000
                                               ----------------- ---------------
                                                1997     1996     1997    1996
(a) Industry Segments
OPERATING REVENUE
Sales to
 customers
 outside the
 economic
 entity.........                                    --       --  171,460 173,783
Intersegment
 Sales..........                               (15,631) (32,529)      --      --
                                               -------- -------- ------- -------
                                               (15,631) (32,529) 171,460 173,783
                                               ======== ======== ======= =======
Consolidated
 Operating
 Profit/(Loss)..                                (5,181) (12,922)  28,314  29,194
                                               ======== ======== ======= =======
Segment Assets..                               (77,184) (72,624) 167,406 144,588
                                               ======== ======== ======= =======
(b) Geographical
 Segments

                                                                               NEW ZEALAND,
                                                                                  FIJI &      SOUTH EAST
                                                        AUSTRALIA     P.N.G.    STH AFRICA       ASIA      ELIMINATIONS
                                               NOTES     A$'000       A$'000      A$'000        A$'000        A$'000
                                               ----- --------------- --------- ------------- ------------ ----------------
                                                      1997    1996   1997 1996  1997   1996   1997  1996   1997     1996
OPERATING REVENUE
Sales to customers
 outside the economic
 entity................                              140,460 145,947 513  676  19,522 19,891 10,965 7,269      --       --
Intersegment Sales.....                               15,455  32,242  --   --     176    287     --    -- (15,631) (32,529)
                                                ---  ------- ------- ---  ---  ------ ------ ------ ----- -------  -------
                                                  2  155,915 178,189 513  676  19,698 20,178 10,965 7,269 (15,631) (32,529)
                                                ---  ======= ======= ===  ===  ====== ====== ====== ===== =======  =======
Consolidated Operating
 Profit................                           2   28,540  37,659  92    9   3,440  3,760  1,443   688  (5,181) (12,922)
                                                ---  ======= ======= ===  ===  ====== ====== ====== ===== =======  =======
Segment Assets.........                              225,757 200,627 622  575  13,478 13,272  4,426 2,738 (77,184) (72,624)
                                                ---  ======= ======= ===  ===  ====== ====== ====== ===== =======  =======
                                                CONSOLIDATION
                                                   A$'000
                                               ---------------
                                                1997    1996
OPERATING REVENUE
Sales to customers
 outside the economic
 entity................                        171,460 173,783
Intersegment Sales.....                             --
                                               ------- -------
                                               171,460 173,783
                                               ======= =======
Consolidated Operating
 Profit................                         28,334  29,194
                                               ======= =======
Segment Assets.........                        167,099 144,588
                                               ======= =======

                         KOPPERS AUSTRALIA PTY. LIMITED

33. REMUNERATION OF DIRECTORS

                                                            KOPPERS AUSTRALIA
                                              CONSOLIDATED    PTY. LIMITED
                                              ------------- -------------------
                                               1997   1996    1997       1996
                                              A$'000 A$'000  A$'000     A$'000
Income paid or payable, or otherwise made
 available, in respect of the Financial
 year, to all directors of each entity in
 the economic entity, directly or
 indirectly, by the entities of which they
 are directors or any related party.........  1,919  1,836
                                              =====  =====
Income paid or payable, or otherwise made
 available, in respect of the Financial
 year, to all directors of Koppers Australia
 Pty. Limited, directly or indirectly, from
 the entity or any related party............                    1,028       836
                                                            =========   =======
The number of directors of Koppers Australia
 Pty. Limited whose Remuneration (including
 superannuation contributions) falls within
 the following bands:.......................
$0      --$  9,999..........................                        8         8
$190,000--$199,999..........................                       --         1
$220,000--$229,999..........................                        1        --
$250,000--$259,999..........................                       --         1
$270,000--$279,999..........................                        1        --
$350,000--$359,999..........................                       --        --
$380,000--$389,999..........................                       --         1
$530,000--$539,999..........................                        1        --
                                                            ---------   -------
                                                                   11        11
                                                            =========   =======

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

    /s/ Robert K. Wagner
 .............................  Chairman and Director               March 24,
      ROBERT K. WAGNER                                             1998

    /s/ Walter W. Turner
 .............................  President, Chief Executive Officer and Director
                               (Principal Executive Officer)
                                                                   March 26,
      WALTER W. TURNER                                             1998

     /s/ Donald E. Davis
 .............................  Chief Financial Officer(Principal Financial
                               Officer, Principal Accounting Officer)
                                                                   March 19,
       DONALD E. DAVIS                                             1998

   /s/ Clayton A. Sweeney
 .............................  Director                            March 18,
     CLAYTON A. SWEENEY                                            1998

  /s/ Christian L. Oberbeck
 .............................  Director                            March 19,
    CHRISTIAN L. OBERBECK                                          1998

    /s/ Brooks C. Wilson
 .............................  Director                            March 19,
      BROOKS C. WILSON                                             1998

       /s/ N.H. Prater
 .............................
         N.H. PRATER           Director                            March 24,
                                                                   1998

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  *3.1   Amended and Restated Articles of Incorporation of the Company
         (Incorporated by reference to respective exhibits to the Company's
         Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *3.2   Restated and Amended By-Laws of the Company (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7,
         1994 in connection with the offering of the 8 1/2% Senior Notes due
         2004).
  *4.1   Indenture between the Company and Integra Trust Company, National
         Association, as Trustee (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31,
         1993).
  *9.1   Stockholders' Agreement by and among Koppers Industries, Inc., KAP
         Investments, Inc., Cornerstone-Spectrum, Inc., APT Holdings
         Corporation and the Management Investors referred to therein, the most recent amendment dated as of August 16, 1995 (Incorporated by reference to respective exhibits to the Company's Amendment No. 1 to
         Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
  *9.2   Stock Subscription Agreement dated as of December 26, 1988
         (Incorporated by reference to respective exhibits to the Company's
         Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.1   Asset Purchase Agreement, dated as of December 28, 1988, between the
         Company and Koppers Company, Inc. (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.2   Asset Purchase Agreement Guarantee, dated as of December 28, 1988, provided by Beazer PLC (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.3   Credit Agreement, dated as of February 10, 1994 by and between the
         Company, the Banks from time to time parties thereto and Mellon Bank,
         N.A., as agent (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1993).
 *10.4   Revolving Credit Agreement, dated as of February 10, 1994, from the
         Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1993).
 *10.5   Term Loan Agreement, dated as of February 10, 1994, from the Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1993).
 *10.6   Retirement Plan of Koppers Industries, Inc. and Subsidiaries for
         Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.7   Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.8   Koppers Industries, Inc. Employee Savings Plan (Incorporated by
         reference to respective exhibits to the Company's Prospectus filed
         February 7, 1994 in connection with the offering of the 8 1/2% Senior
         Notes due 2004).
 *10.10  Koppers Industries, Inc. Survivor Benefit Plan (Incorporated by
         reference to respective exhibits to the Company's Prospectus filed
         February 7, 1994 in connection with the offering of the 8 1/2% Senior
         Notes due 2004).
 *10.11  Koppers Industries, Inc. Stock Option Plan, as Restated and Amended as
         of February 21, 1996.
 *10.12  Treatment Agreement CSX-Koppers dated as of December 15, 1988
         (Incorporated by reference to respective exhibits to the Company's
         Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 *10.15  LTV Steel Company, Inc. Coke Sales Agreement dated as of December 10,
         1993 (Incorporated by reference to the Company's Prospectus filed
         February 7, 1994 in connection with the offering of the 8 1/2% Senior
         Notes due 2004).
 *10.16  Alcoa/Koppers Solid Pitch Supply Agreement Warrick, Indiana; Rockdale,
         Texas; Point Comfort, Texas; and Wenatchee, Washington dated as of
         January 1, 1994 (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1993).
 *10.17  Koppers Industries, Inc. Voluntary Severance Plan (Incorporated by
         reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1994).
 *10.18  Employment Contract for Donald P. Traviss dated October 17, 1994
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1995).
 *10.19  Employment Contract for Robert K. Wagner dated February 29, 1996
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1995).
 *10.20  Standby Term Loan Note, dated as of March 31, 1995 from the Company to the Banks and Mellon Bank, N.A (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1995).
 *10.21  Amendment to Standby Term Loan Note, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A (Incorporated by
         reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1995).
 *10.22  Amendment to Revolving Credit Notes, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A (Incorporated by
         reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1995).
 *10.23  Asset Purchase Agreement, dated as of March 11, 1996, between the
         Company and Aristech Chemicals Corporation (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1995).
 *10.24  Term Loan Note, dated as of March 18, 1996 from the Company to the
         Banks and Mellon Bank, N.A (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31,
         1995).
 *10.25  Restated and Amended Employee Stock Option Plan (Incorporated by
         reference to respective exhibits to the Company's Amendment No. 1 to
         Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
 *10.26  Employment contract for Donald N. Sweet dated August 1, 1996
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-Q for the quarterly period ended September 30, 1996).
 *10.27  Volume Treatment Agreement CSX-Koppers dated as of January 30, 1997
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1996).
 *21.1   Amended List of Subsidiaries of the Company (Incorporated by reference to respective exhibits to the Company's Amendment No. 1 to Form S-1
         Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
  27.1   Financial Data Schedule for year ended December 31, 1997.
  27.2   Financial Data Schedule for years ended December 31, 1996 and 1995.
  27.3   Financial Data Schedule for periods ended September 30, 1997.
  27.4   Financial Data Schedule for periods ended June 30, 1997.
  27.5   Financial Data Schedule for periods ended March 31, 1997 and 1996.
  27.6   Financial Data Schedule for periods ended September 30, 1996.
  27.7   Financial Data Schedule for periods ended June 30, 1996.

--------
*Previously filed

                            KOPPERS INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                          BALANCE AT ADDITIONS    KOPPERS              BALANCE
                          BEGINNING   CHARGED    AUSTRALIA             AT CLOSE
                           OF YEAR   TO EXPENSE ACQUISITION DEDUCTIONS OF YEAR
                          ---------- ---------- ----------- ---------- --------
1997
Allowance for doubtful
 accounts................    $164       $102       $577        $ 46      $797
                             ====       ====       ====        ====      ====
1996
Allowance for doubtful
 accounts................    $342       $133       $ --        $311      $164
                             ====       ====       ====        ====      ====
1995
Allowance for doubtful
 accounts................    $296       $241       $ --        $195      $342
                             ====       ====       ====        ====      ====