Form 10-Q
period 1998-03-31
KOPPERS INDUSTRIES INC
filed 1998-05-14
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the Quarterly Period Ended March 31, 1998

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

                                Yes  X  No

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at April 14, 1998 amounted to 1,412,305 and 2,288,481 shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           KOPPERS INDUSTRIES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands except per share figures)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                                1998      1997
                                                            --------- ---------
                                                                (Unaudited)
Net sales.................................................. $ 156,452 $ 133,980
Operating expenses:
  Cost of sales............................................   131,570   115,222
  Depreciation and amortization............................     7,544     5,902
  Selling, general and administrative......................     9,387     6,755
                                                            --------- ---------
    Total operating expenses...............................   148,501   127,879
                                                            --------- ---------
Operating profit...........................................     7,951     6,101
Equity in earnings of affiliates...........................        21     1,990
                                                            --------- ---------
Income before interest expense, income taxes and minority
 interest..................................................     7,972     8,091
Interest expense...........................................     7,073     4,145
                                                            --------- ---------
Income before income taxes and minority interest...........       899     3,946
Income taxes...............................................        69       556
Minority interest..........................................       187        --
                                                            --------- ---------
Net income................................................. $     643 $   3,390
                                                            ========= =========
Basic earnings per share of common stock................... $    0.36 $    0.39
                                                            ========= =========
Diluted earnings per share of common stock................. $    0.14 $    0.37
                                                            ========= =========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                        MARCH 31,  DECEMBER 31,
                                                          1998        1997*
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  12,975   $  19,993
  Accounts receivable less allowance for doubtful
   accounts
   of $863 in 1998 and $797 in 1997...................     80,721      83,818
  Inventories:
    Raw materials.....................................     42,100      41,960
    Work in process...................................      3,370       2,938
    Finished goods....................................     60,952      61,652
    LIFO reserve......................................    (12,161)    (10,908)
                                                        ---------   ---------
      Total inventories...............................     94,261      95,642
  Deferred tax benefit................................     24,441      24,441
  Other...............................................      1,989       1,576
                                                        ---------   ---------
    Total current assets..............................    214,387     225,470
Investments...........................................     18,038      18,275
Fixed assets..........................................    378,097     378,176
  Less: accumulated depreciation......................   (191,754)   (187,292)
                                                        ---------   ---------
    Net fixed assets..................................    186,343     190,884
Goodwill, net of accumulated amortization.............     30,871      31,395
Other assets..........................................     35,147      34,151
                                                        ---------   ---------
    Total assets......................................  $ 484,786   $ 500,175
                                                        =========   =========

--------
*Summarized from audited fiscal year 1997 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                    (In thousands except per share figures)

                                                        MARCH 31,  DECEMBER 31,
                                                          1998        1997*
                                                       ----------- ------------
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $ 41,204     $ 48,935
  Accrued liabilities................................     49,080       56,092
  Current portion of term loans......................     11,243       11,243
                                                        --------     --------
    Total current liabilities........................    101,527      116,270
Long-term debt:
  Revolving credit...................................      9,396           --
  Term loans.........................................    127,639      123,318
  Senior Subordinated Notes due 2007.................    175,000      175,000
  Senior Notes.......................................     11,094       11,094
                                                        --------     --------
    Total long-term debt.............................    323,129      309,412
Other long-term reserves.............................     60,381       62,717
                                                        --------     --------
    Total liabilities................................    485,037      488,399
Common stock subject to redemption...................     24,541       26,355
Senior Convertible Preferred Stock, $.01 par value
 per share; 3,000 shares authorized; 2,288 shares
 issued in 1998 and 2,146 in 1997....................         23           21
Voting common stock, $.01 par value per share; 10,000
 shares authorized, 4,590 shares issued in 1998 and
 1997................................................         46           46
Non-voting common stock, $.01 par value per share;
 10,000 shares authorized, zero shares issued in 1998
 and 907 in 1997.....................................         --            9
Capital in excess of par value.......................      9,713        8,712
Retained earnings (deficit)..........................     (4,932)       3,838
Accumulated other comprehensive loss:
  Foreign currency translation adjustment............     (5,480)      (4,391)
Treasury stock, at cost, 2,862 shares in 1998 and
 2,783 shares in 1997................................    (24,162)     (22,814)
                                                        --------     --------
    Total liabilities and stockholders' equity.......   $484,786     $500,175
                                                        ========     ========

--------
*Summarized from audited fiscal year 1997 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                              1998       1997
                                                          ---------  ---------
                                                              (Unaudited)
Cash provided by (used in) operating activities.......... $  (6,157) $    (360)
Cash provided by (used in) investing activities:
  Capital expenditures...................................    (2,712)    (3,492)
  Other..................................................        82         60
                                                          ---------  ---------
    Net cash used in investing activities................    (2,630)    (3,432)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit.......................    36,038     36,250
  Repayments of revolving credit.........................   (28,250)   (28,750)
  Repayment of long-term debt............................      (669)       (37)
  Proceeds from long-term debt...........................     7,000         --
  Payment of deferred financing costs....................        --       (103)
  Purchases of voting common stock.......................    (2,582)      (540)
  Purchase of non-voting common stock....................   (11,423)        --
  Issuance of Senior Convertible Preferred Stock.........     2,000         --
  Dividends on common stock..............................        --       (746)
                                                          ---------  ---------
    Net cash provided by financing activities............     2,114      6,074
                                                          ---------  ---------
Effect of exchange rates on cash.........................      (345)        --
                                                          ---------  ---------
Net increase (decrease) in cash..........................    (7,018)     2,282
Cash and cash equivalents at beginning of period.........    19,993      1,526
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $  12,975  $   3,808
                                                          =========  =========

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)
  (1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

  (2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

  (3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

  (4) First quarter 1998 results reflect consolidation of Koppers Australia Pty. Limited ("Koppers Australia") as a result of the purchase in December 1997 of the remaining 50% of the common stock of Koppers Australia not owned by the Company.

  (5) In the first quarter of 1998, the Company purchased the remaining 906,600 shares of outstanding non-voting common stock of the Company for $11.4 million. The shares were subsequently retired and cancelled. Additionally, during the first quarter of 1998 the Company issued 142,857 shares of Senior Convertible Preferred Stock for $2.0 million to Saratoga Partners III, L.P. to be held in trust for Brown University.

 Environmental Indemnity and Guarantee

  (6) The facilities of the Company are subject to a number of federal, state and local laws and regulations governing, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. These laws and regulations are subject to frequent amendment. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. In addition, it is possible that the Company may face third-party claims for cleanup or for injuries resulting from contamination.

  The Company has several environmental indemnification agreements related to the various former owners of its operating locations. The most significant of these indemnifications was obtained at the Company's inception. At the formation of the Company in 1988, the Company and Beazer East, Inc. ("Beazer East", formerly known as Koppers Company, Inc.) entered into an asset purchase agreement (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, Beazer East assumed the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as third-party claims arising from such past contamination (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, the Company may not have sufficient resources to meet such liabilities.

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

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitment under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $14 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability in respect of matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

  In addition, Beazer East is presently defending certain toxic tort actions arising from the operation of assets prior to the inception of the Company which were acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

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

 Other Environmental Matters

  (7) The Jefferson County Department of Health ("Jefferson County") issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward, Alabama coke facility ("Woodward Coke") during the period May 26, 1992 through March 1, 1996. On February 14, 1997 the United States Environmental Protection Agency ("EPA") issued a notice of violation covering the same issues that were raised in the Jefferson County notice of violation. Thereafter, the Company discovered that certain benzene abatement equipment at Woodward Coke had not been operational for several months. Following a preliminary investigation, the Company also discovered that certain environmental reports and records contained incomplete and inaccurate information and that certain environmental reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities, and the environmental reporting status of Woodward Coke has been brought up to date by the Company. Counsel and independent investigators were retained to conduct a complete and thorough investigation, and the benzene abatement equipment had been returned to service prior to the ceasing of

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
operations at Woodward Coke in January 1998. However, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third-party lawsuits. The Company and Jefferson County have negotiated a settlement agreement (the "Settlement Agreement") which included both the original Jefferson County notice of violation and the self-reported benzene abatement violations. The Settlement Agreement also required the Company to pay a civil penalty in the amount of $450,000 to Jefferson County, which was paid in 1997. On February 9, 1998 Jefferson County proposed a modified settlement agreement to address alleged air exceedences from August 1997 through January 1998 which includes an additional penalty in the amount of $575,000. The Company is currently in the process of reviewing the proposed modification, and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the settlement with Jefferson County will deter the EPA from pursuing its notice of violation and that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  During the investigation of Woodward Coke described above, it was also discovered that certain environmental records and reports relating to discharges of treated process water and treated storm water contained incomplete and inaccurate information. Corrected reports have been submitted to the State of Alabama and the EPA. While no notice of violation has been issued in connection with this matter, it is believed likely that a notice of violation will be issued and substantial penalties may be sought by the State of Alabama or the EPA.

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

  On June 12, 1996 PADEP issued a notice of violation in connection with an alleged noncompliance with the terms of a consent agreement between the Company and PADEP regarding liability for environmental conditions existing at the time the Company purchased the Monessen Facility (the "Consent Agreement"). The notice of violation alleged that the Company had not implemented the corrective actions required under the Consent Agreement in a timely fashion. The Company has completed the implementation of the corrective actions at issue and has settled this matter by payment of a fine in the amount of $261,000 in January 1998. At the Monessen Facility, the Company has entered into a consent order and agreement with the EPA (the "Monessen Consent Order") pursuant to which the Company's liabilities for environmental cleanup have been capped at $550,000 for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to the Company by the seller of that facility, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which has not been identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $550,000 "cap" contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

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

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

 Earnings Per Share

  (8) The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                              1998       1997
                                                          ---------- ----------
                                                          (In thousands except
                                                           earnings per share)
Numerators for basic and diluted earnings per share:
    Net income to common stockholders.................... $      643 $    3,390
Denominators:
  Weighted-average voting common shares..................      1,746      5,164
  Weighted-average non-voting common shares..............         50      3,628
                                                          ---------- ----------
Denominators for basic earnings per share................      1,796      8,792
Effect of dilutive securities:
  Senior Convertible Preferred Stock.....................      2,279         --
  Employee stock options.................................        362        449
                                                          ---------- ----------
Dilutive potential common shares.........................      2,641        449
Denominators for diluted earnings per share--adjusted
 weighted-average
 shares and assumed conversions..........................      4,437      9,241
    Basic earnings per share............................. $     0.36 $     0.39
    Diluted earnings per share........................... $     0.14 $     0.37

 Comprehensive Income

  (9) During the three months ended March 31, 1998 the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Total comprehensive income for the three months ended March 31, 1998 and 1997 was as follows:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
                                                               (In thousands)
Net income.................................................... $   643  $ 3,390
Other comprehensive income:
  Unrealized currency translation loss........................  (1,089)  (2,913)
                                                               -------  -------
    Total comprehensive income (loss)......................... $  (446) $   477
                                                               =======  =======

                           KOPPERS INDUSTRIES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Change in Composition of Segments. In early 1998, the Company ceased operations at Woodward Coke; subsequently, its remaining operational coke facility located in Monessen, Pennsylvania has been added to the Carbon Materials & Chemicals division. Accordingly, segment information has been reconfigured to reflect these organizational changes, and 1997 has been restated to provide comparability with the current changes. Additionally, Koppers Australia is being reported as a separate business segment to reflect current organizational structure.

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                         -------------------
                                                           1998       1997
                                                         --------   --------
NET SALES (Dollars in thousands):
  Carbon Materials & Chemicals.......................... $ 62,084   $ 68,865
  Railroad & Utility Products...........................   67,632     53,516
  Koppers Australia.....................................   24,663         --
  Woodward Coke.........................................    2,073     11,599
                                                         --------   --------
    Total............................................... $156,452   $133,980
SEGMENT SALES AS PERCENTAGE OF TOTAL:
  Carbon Materials & Chemicals..........................     39.7%      51.4%
  Railroad & Utility Products...........................     43.2%      39.9%
  Koppers Australia.....................................     15.8%        --
  Woodward Coke.........................................      1.3%       8.7%
                                                         --------   --------
    Total...............................................    100.0%     100.0%
GROSS MARGIN BY SEGMENT (AFTER DEPRECIATION AND
 AMORTIZATION):
  Carbon Materials & Chemicals..........................     12.0%      14.1%
  Railroad & Utility Products...........................      9.5%      10.7%
  Koppers Australia.....................................     16.4%        --
  Woodward Coke.........................................       --      (19.6%)
                                                         --------   --------
    Total...............................................     11.1%       9.6%
OPERATING MARGIN BY SEGMENT:
  Carbon Materials & Chemicals..........................      7.6%      11.1%
  Railroad & Utility Products...........................      6.7%       7.4%
  Koppers Australia.....................................      7.6%        --
  Woodward Coke.........................................       --      (25.6%)
  Corporate Unallocated Overhead........................     (2.0%)     (1.9%)
                                                         --------   --------
    Total...............................................      5.1%       4.6%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

  Net Sales. Net sales for the three months ended March 31, 1998 were 16.8% higher than the same period in 1997, primarily as a result of $24.7 million of net sales from the recent acquisition of Koppers Australia. Net sales for Carbon Materials & Chemicals decreased by 9.8% due primarily to reductions in sales for phthalic

                           KOPPERS INDUSTRIES, INC.
anhydride ("PAA") which were impacted by lower prices caused by reductions in the price of orthoxylene, the primary feedstock for PAA for all domestic producers other than the Company. In general, domestic PAA producers use the price of orthoxylene to determine pricing and therefore, reductions in the price of orthoxylene generally result in proportionally lower PAA prices. Net sales for Railroad & Utility Products increased by 26.4% compared to the prior year quarter due primarily to increases in sales volumes and prices for untreated railroad crossties. Net sales for Woodward Coke represent liquidation of remaining inventories.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased to 11.1% in the first quarter of 1998 from 9.6% for the same period last year, primarily as the result of the ceasing of operations at Woodward Coke. Gross margins for Carbon Materials & Chemicals decreased to 12.0% from 14.1% due to a 12.4% reduction in PAA prices, coupled with higher unit costs due to lower product volumes. Gross margin for Railroad & Utility Products decreased to 9.5% as compared to 10.7% in the prior year quarter due to higher volumes of untreated railroad crossties, which typically have lower margins than treated crossties.

  Depreciation and Amortization. The increase in depreciation and amortization for 1998 as compared to the prior year was due primarily to additional depreciation and amortization as a result of the acquisition of Koppers Australia more than offsetting the reduction in depreciation as a result of the closure of Woodward Coke.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended March 31, 1998 increased to 6.0% of net sales from 5.0% of net sales in the same period last year primarily as a result of $0.7 million of Year 2000 computer update costs and costs associated with the integration of Koppers Australia.

  Equity in Earnings of Affiliates. Equity earnings for the first quarter of 1998 were $2.0 million lower than the prior year period as a result of the consolidation of Koppers Australia coupled with lower earnings from Tarconord A/S in 1998.

  Interest Expense. Interest expense increased by $3.0 million in the first quarter of 1998 as compared to the prior year as the result of higher debt levels in 1998 from the recent recapitalization and acquisition of Koppers Australia.

  Income Taxes. The Company's effective income tax rate for the three months ended March 31, 1998 decreased to 7.7% as compared to 14.1% in the prior year period due to lower taxable earnings in 1998 as a result of cash expenditures related to 1997 restructuring charges.

  Net Income. Net income for the three months ended March 31, 1998 compared to the same period last year decreased primarily as the result of $3.0 million in additional interest expense coupled with lower PAA prices.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1998 the Company had cash and cash equivalents of $13.0 million and $85.5 million of availability under the revolving credit facility for working capital purposes, subject to limitations under existing debt covenants. As of March 31, 1998, $11.3 million of commitments were utilized by outstanding standby letters of credit, $49.7 million of commitments were utilized for debt support for Koppers Australia, and there were $9.4 million in outstanding borrowings for working capital purposes.

  Cash used in operating activities totaled $6.2 million for the three months ended March 31, 1998 compared to $0.4 million for the same period last year due to lower net income in 1998 and a working capital increase of

                           KOPPERS INDUSTRIES, INC.
$9.8 million for the first quarter of 1998 compared to a working capital increase of $6.6 million in the prior year period.

  Capital expenditures were $2.7 million for the three months ended March 31, 1998 versus $3.5 million for the same period last year due in part to lower requirements for environmental capital expenditures as compared to the prior year.

  Financing activities provided $2.1 million in cash for the three months ended March 31, 1998 compared to providing $6.1 million for the same period last year. Cash provided in 1998 included approximately $15 million of borrowings used to purchase $14 million of voting and non-voting common stock, plus $2 million of proceeds from the issuance of additional Senior Convertible Preferred Stock. Cash supplied by financing activities in 1997 was the result of approximately $7 million in borrowings used to provide for working capital requirements.

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

  Jefferson County issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at Woodward Coke during the period May 26, 1992 through March 1, 1996. On February 14, 1997 the EPA issued a notice of violation covering the same issues that were raised in the Jefferson County notice of violation. Thereafter, the Company discovered that certain benzene abatement equipment at Woodward Coke had not been operational for several months. Following a preliminary investigation, the Company also discovered that certain environmental reports and records contained incomplete and inaccurate information and that certain environmental reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental irregularities, and the environmental reporting status of Woodward Coke has been brought up to date by the Company. Counsel and independent investigators were retained to conduct a complete and thorough investigation, and the benzene abatement equipment had been returned to service prior to the ceasing of operations in January 1998. However, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third-party lawsuits. The Company and Jefferson County have negotiated a Settlement Agreement which included both the original Jefferson County notice of violation and the self-reported benzene abatement violations. The Settlement Agreement also required the Company to pay a civil penalty in the amount of $450,000 to Jefferson County,

                            KOPPERS INDUSTRIES, INC.
which was paid in 1997. On February 9, 1998 Jefferson County proposed a modified settlement agreement to address alleged air exceedences from August 1997 through January 1998 which includes an additional penalty in the amount of $575,000. The Company is currently in the process of reviewing the proposed modification, and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the settlement with Jefferson County will deter the EPA from pursuing its notice of violation and that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  During the investigation of Woodward Coke described above, it was also discovered that certain environmental records and reports relating to discharges of treated process water and treated storm water contained incomplete and inaccurate information. Corrected reports have been submitted to the State of Alabama and the EPA. While no notice of violation has been issued in connection with this matter, it is believed likely that a notice of violation will be issued and substantial penalties may be sought by the State of Alabama or the EPA.

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

  On June 12, 1996 PADEP issued a notice of violation in connection with an alleged noncompliance with the terms of a Consent Agreement. The notice of violation alleged that the Company had not implemented the corrective actions required under the Consent Agreement in a timely fashion. The Company has completed the implementation of the corrective actions at issue and has settled this matter by payment of a fine in the amount of $261,000 in January 1998.

  Under the terms of the Asset Purchase Agreement between Koppers Industries, Inc. and Old Koppers (now known as Beazer East, Inc.) at the formation of the Company in 1988, Beazer East assumed the liability for and indemnified the Company against (among other things) cleanup liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East, and third-party claims arising from such contamination in the Indemnity. Beazer East's performance of the Indemnity is unconditionally guaranteed by Beazer Limited under the Guarantee. Contamination identified at sites owned and/or operated by the Company is being investigated and remediated under CERCLA, RCRA or state cleanup programs. Currently, at the sites acquired from Beazer East (which include all of the CERCLA sites and all but one of the RCRA sites), substantially all investigation and remediation activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity; however, there can be no assurance that Beazer East and Beazer Limited will continue to meet their obligations. In the event they do not, the Company may be required to pay such costs, which are believed to have averaged approximately $14.0 million per year for the last three years. In addition, the government and other third parties have the right under applicable Environmental Laws to seek relief directly from the Company for any and all such costs and liabilities. The requirements to pay such costs and assume such liabilities without reimbursement would have a material adverse affect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability in respect of environmental matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

                           KOPPERS INDUSTRIES, INC.

  The Indemnity does not afford the Company indemnification against environmental costs and liabilities relating to activities or conditions occurring or arising after the Company was formed and commenced operations, nor is the Indemnity applicable to liabilities arising in connection with subsequent acquisitions. At the Clairton, Pennsylvania tar distillation facility, the Somerville, Texas wood treating facility and the Monessen Facility (each of which the Company acquired subsequent to the acquisition of the Beazer East sites), investigations and remediations are being performed. All applicable indemnification obligations are being honored at the Clairton and Somerville facilities and the Company believes that the sellers (or their predecessors) at both of these facilities will continue to conduct and finance most activities directly. Although the Company is not aware of any reason why such environmental indemnification obligations will not be performed, if the Company were required to pay costs associated with these two sites, it could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. At the Monessen Facility, the Company has entered into the Monessen Consent Order with PADEP pursuant to which the Company's liabilities for environmental cleanup have been capped at $550,000 for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to the Company by the seller of that facility, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which is not identified pursuant to the Monessen Consent Order or if the EPA should require cleanup above the $550,000 "cap" contained therein, costs associated with such events could have a material adverse effect on the Company's business, financial position, cash flow and results of operations.

 Other Matters

  For a fee, the Company treats waste water produced by Beazer East during Beazer East's remediation of certain of the Company's facilities. Beazer East performs these remediation activities pursuant to the Indemnity. During the summer of 1997, Beazer East challenged the amounts of the charges for waste water treatment services at the Florence, South Carolina wood treating facility and the Follansbee, West Virginia tar distillation facility. Beazer East alleged they had been overcharged by approximately $2.2 million (including interest) at Florence and by approximately $3.1 million (including interest) at Follansbee. The Company has contested these allegations and believes that if an overcharge occurred, the amount of the overcharge is less than Beazer East has alleged.

 Stock Purchase and Redemption Plan

  As part of the recapitalization which began in December 1997, the Company initiated a stock purchase and redemption plan. In the first quarter of 1998, the Company redeemed approximately 0.2 million shares for a net cash outlay of $2.6 million, in accordance with the plan. Management estimates that net stock redemptions in the second quarter as a result of the purchase and redemption plan will be 0.4 million shares, resulting in additional cash outlays of approximately $6 million.

 Status of Restructuring Reserves

  The Company reported restructuring charges of $45.4 million in the fourth quarter of 1997, $24.4 million of which are expected to be cash charges. As of March 31, 1998 approximately $4.3 million of these cash charges had been expended.

 Impact of Recently Issued Accounting Standards

  Statement No. 130, Reporting Comprehensive Income, requires enterprises to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. Statement No. 130 was adopted by the Company in the first quarter of 1998. Prior year amounts have been restated to conform to the requirements of Statement No. 130.

                           KOPPERS INDUSTRIES, INC.

  Statement No. 131, Disclosure about Segments of an Enterprise and Related Information changes the way companies report segment information. Statement No. 131 is required in annual reports for 1998 and in interim financial statements beginning in 1999. The Company does not expect the effect of the adoption of this statement to be material.

  Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. The Statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The overall objective is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. Statement No. 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. Statement No. 132 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the effect of the adoption of this statement to be material.

                           PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes in the status of legal proceedings as previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

  27.1 Financial Data Schedule

(b)Reports on Form 8-K:

The Company filed a Form 8-KA on January 23, 1998 which included the required financial statements and additional information required related to the acquisition of Koppers Australia.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                               (Registrant)

Date May 14, 1998                         /s/ Donald E. Davis
  ---------------------                   -------------------------------------
                                          Donald E. Davis,
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Principal Accounting Officer)