Form 10-Q
period 1998-06-30
KOPPERS INDUSTRIES INC
filed 1998-08-14
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the Quarterly Period Ended June 30, 1998

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

                                Yes  X  No

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at July 16, 1998 amounted to 1,523,942 and 2,288,481 shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands except per share figures)

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                           ------------------- -----------------
                                               1998      1997    1998     1997
                                           --------- --------- -------- --------
                                               (Unaudited)        (Unaudited)
Net sales................................  $ 174,230 $ 157,559 $330,682 $291,539
Operating expenses:
  Cost of sales..........................    142,193   132,311  273,763  247,533
  Depreciation and amortization..........      7,560     6,005   15,104   11,907
  Selling, general and administrative....      8,972     7,895   18,359   14,650
                                           --------- --------- -------- --------
    Total operating expenses.............    158,725   146,211  307,226  274,090
                                           --------- --------- -------- --------
Operating profit.........................     15,505    11,348   23,456   17,449
Equity in earnings of affiliates.........        875     1,360      896    3,351
Other expense............................         --     1,414       --    1,414
                                           --------- --------- -------- --------
Income before interest expense, income
 taxes
 and minority interest...................     16,380    11,294   24,352   19,386
Interest expense.........................      7,616     4,188   14,689    8,333
                                           --------- --------- -------- --------
Income before income taxes and minority
 interest................................      8,764     7,106    9,663   11,053
Income taxes.............................      1,073       760    1,142    1,316
Minority interest........................        208        --      395       --
                                           --------- --------- -------- --------
  Net income.............................  $   7,483 $   6,346 $  8,126 $  9,737
                                           ========= ========= ======== ========
Basic earnings per share of common stock.  $    4.95 $    0.72 $   4.91 $   1.11
                                           ========= ========= ======== ========
Diluted earnings per share of common
 stock...................................  $    1.84 $    0.69 $   1.91 $   1.05
                                           ========= ========= ======== ========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (Unaudited)      *
ASSETS
Current assets:
  Cash and cash equivalents...........................  $  10,763   $  19,993
  Accounts receivable less allowance for doubtful
   accounts
   of $773 in 1998 and $797 in 1997...................     87,107      83,818
  Inventories:
    Raw materials.....................................     41,167      41,960
    Work in process...................................      1,744       2,938
    Finished goods....................................     62,235      61,652
    LIFO reserve......................................    (11,463)    (10,908)
                                                        ---------   ---------
      Total inventories...............................     93,683      95,642
  Deferred tax benefit................................     24,441      24,441
  Other...............................................        726       1,576
                                                        ---------   ---------
    Total current assets..............................    216,720     225,470
Investments...........................................     18,306      18,275
Fixed assets..........................................    373,528     378,176
  Less: accumulated depreciation......................   (192,365)   (187,292)
                                                        ---------   ---------
    Net fixed assets..................................    181,163     190,884
Goodwill, net of accumulated amortization.............     29,988      31,395
Other assets..........................................     36,702      34,151
                                                        ---------   ---------
    Total assets......................................  $ 482,879   $ 500,175
                                                        =========   =========

--------
*Summarized from audited fiscal year 1997 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                    (In thousands except per share figures)

                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                        ----------- ------------
                                                        (Unaudited)      *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................   $ 42,670     $ 48,935
  Accrued liabilities.................................     38,399       56,092
  Current portion of term loans.......................     12,945       11,243
                                                         --------     --------
    Total current liabilities.........................     94,014      116,270
Long-term debt:
  Revolving credit....................................      7,000           --
  Term loans..........................................    139,045      123,318
  Senior Subordinated Notes due 2007..................    175,000      175,000
  Senior Notes due 2004...............................     11,094       11,094
                                                         --------     --------
    Total long-term debt..............................    332,139      309,412
Other long-term reserves..............................     59,439       62,717
                                                         --------     --------
    Total liabilities.................................    485,592      488,399
Common stock subject to redemption....................     20,917       26,355
Senior Convertible Preferred Stock, $.01 par value per
 share;
 3,000 shares authorized; 2,288 shares issued in 1998
 and 2,146 in 1997....................................         23           21
Voting common stock, $.01 par value per share; 37,000
 shares authorized,
 4,733 shares issued in 1998 and 4,590 in 1997........         47           46
Non-voting common stock, $.01 par value per share;
 10,000 shares authorized,
 zero shares issued in 1998 and 907 in 1997...........         --            9
Capital in excess of par value........................      9,895        8,712
Retained earnings.....................................      5,451        3,838
Accumulated other comprehensive loss:
Foreign currency translation adjustment...............     (8,922)      (4,391)
Treasury stock, at cost, 3,209 shares in 1998 and
 2,783 shares in 1997.................................    (30,124)     (22,814)
                                                         --------     --------
    Total liabilities and stockholders' equity........   $482,879     $500,175
                                                         ========     ========

--------
*Summarized from audited fiscal year 1997 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                                (Unaudited)
Cash provided by (used in) operating activities............. $ (7,620) $ 17,789
Cash provided by (used in) investing activities:
  Capital expenditures......................................   (6,570)   (8,117)
  Acquisitions..............................................   (2,600)       --
  Other.....................................................      140       109
                                                             --------  --------
    Net cash used in investing activities...................   (9,030)   (8,008)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit..........................   72,250    67,000
  Repayments of revolving credit............................  (65,250)  (69,750)
  Repayment of long-term debt...............................   (5,230)   (3,075)
  Proceeds from long-term debt..............................   26,000        --
  Payment of deferred financing costs.......................     (370)     (466)
  Net purchases of voting common stock......................   (9,084)     (732)
  Purchase of non-voting common stock.......................  (11,423)       --
  Issuance of Senior Convertible Preferred Stock............    2,000        --
  Dividends on common stock.................................       --    (1,495)
                                                             --------  --------
    Net cash provided by (used in) financing activities.....    8,893    (8,518)
                                                             --------  --------
Effect of exchange rates on cash............................   (1,473)       --
                                                             --------  --------
Net increase (decrease) in cash.............................   (9,230)    1,263
Cash and cash equivalents at beginning of period............   19,993     1,526
                                                             --------  --------
Cash and cash equivalents at end of period.................. $ 10,763  $  2,789
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

  (4) In the second quarter of 1998, the Company completed the stock purchase and redemption plan by purchasing approximately 0.3 million shares of common stock from current and former employees and directors of the Company for $5.4 million. Including activity from the first quarter of 1998, the Company purchased 0.5 million shares of common stock and sold 0.1 million shares for a net cash outlay of approximately $8 million.

(5) Environmental Indemnity and Guarantee

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

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

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

  In 1997 the Company evaluated the environmental liabilities related to the manufacturing sites acquired by the Company at its formation in 1988, primarily located in the United States. The evaluation was based on a report prepared by an independent consultant, which in turn was based on public documents that had been submitted to various federal and state regulatory entities on specific sites. In addition to the public documents, the evaluation and report were also based on assumptions about the course of future regulatory remediation requirements and the technical knowledge of the Company and the independent consultant. The evaluation and report estimated that approximately $111.1 million will be expended at these sites for environmental remediation during the period of 1998 to 2042. The Company estimates that approximately $92.9 million of this amount is covered under the Indemnity, that it is responsible for approximately $0.1 million, and that identified third parties are responsible for the remaining $18.1 million. Information derived from the independent consultant's report indicates that, for the years ending December 31, 1998, 1999, 2000, 2001, and 2002 environmental expenses will total approximately $3.8 million, $8.1 million, $6.9 million, $9.1 million and $10.8 million, respectively. There can be no assurance, however, that the actual liabilities associated with the investigation and remediation of these sites will not exceed this estimate. The factors that could affect the estimate include: new information about the contamination at these sites, new interpretations of existing environmental laws, new environmental laws, and more vigorous enforcement policies of regulatory authorities. Further, in the event that Beazer East does not fulfill its commitments, the Company may be required to pay costs that could have a material adverse effect on the business, financial condition, cash flow, and results of operations of the Company.

  On August 5, 1998 Hanson PLC announced that an agreement had been signed under which the funding and risk of the environmental liabilities relating to the former Koppers Company operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) will be underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

(6) Other Environmental Matters

  The Jefferson County Department of Health ("Jefferson County") issued a notice of violation in March 1996 in connection with various alleged violations of Jefferson County's air pollution control regulations for emissions from coke oven batteries at the Company's Woodward, Alabama coke facility ("Woodward Coke") during the period May 26, 1992 through March 1, 1996. On February 14, 1997 the United States Environmental Protection Agency ("EPA") issued a notice of violation covering the same issues that were raised in the Jefferson County notice of violation. Thereafter, the Company discovered that certain benzene abatement equipment at Woodward Coke had not been operational for several months. Following a preliminary investigation, the Company also discovered that certain environmental reports and records contained incomplete and inaccurate information and that certain environmental reports and certifications were not filed when required. The Company has notified Jefferson County, the State of Alabama and the EPA of the environmental

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

irregularities, and the environmental reporting status of Woodward Coke has been brought up to date by the Company. Counsel and independent investigators were retained to conduct a complete and thorough investigation, and the benzene abatement equipment had been returned to service prior to the ceasing of operations at Woodward Coke in January 1998. However, the Company could be subject to significant liability in connection with these matters, including fines and civil and criminal penalties and the risk of third-party lawsuits. The Company and Jefferson County negotiated a settlement agreement (the "Settlement Agreement") which included both the original Jefferson County notice of violation and the self-reported benzene abatement violations. The Settlement Agreement also required the Company to pay a civil penalty in the amount of $450,000 to Jefferson County, which was paid in 1997. On February 9, 1998 Jefferson County proposed a modified settlement agreement to address alleged air exceedences from August 1997 through January 1998 which includes an additional penalty in the amount of $575,000. The Company is currently in the process of reviewing the proposed modification, and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the settlement with Jefferson County will deter the EPA from pursuing its notice of violation and that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

  The Pennsylvania Department of Environmental Protection ("PADEP") previously issued a notice of violation alleging that the boilers at the Monessen, Pennsylvania coke facility (the "Monessen Facility") were emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company also received a notice of violation in connection with a failure to conduct timely emission monitoring testing on the boilers at the Monessen Facility. The Company has installed additional equipment and modified existing equipment to improve the quality of boiler emissions to an acceptable level. As a result of the failure to meet the original nitrogen oxide emission limitations, a final settlement has been reached in which the Company will pay a civil penalty in the amount of $100,000.

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

  In June 1997, during a routine environmental compliance audit of the Logansport, Louisiana wood treating plant, it was discovered that certain records and reports relating to discharges of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA. While no notice of violation has been issued in connection with this matter, it is likely that a notice of violation will be issued and civil penalties will be sought by the local municipality, the State of Louisiana and the EPA.

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

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

  On occasion, Koppers Australia Pty. Limited ("Koppers Australia") has been served with notices relating to environmental compliance issues arising in connection with its operations. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian Register of Contaminated Sites as a contaminated site. In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales facility. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(7) Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                       --------------------- -------------------
                                           1998       1997      1998      1997
                                       ---------- ---------- --------- ---------
                                       (In thousands except earnings per share)
Numerators for basic and diluted
 earnings per share:
    Net income to common
     stockholders....................  $    7,483 $    6,346 $   8,126 $   9,737
Denominators:
  Weighted-average voting common
   shares............................       1,512      5,192     1,629     5,178
  Weighted-average non-voting common
   shares............................          --      3,628        25     3,628
                                       ---------- ---------- --------- ---------
Denominators for basic earnings per
 share...............................       1,512      8,820     1,654     8,806
Effect of dilutive securities:
  Senior Convertible Preferred Stock.       2,288         --     2,284        --
  Employee stock options.............         257        443       317       446
                                       ---------- ---------- --------- ---------
Dilutive potential common shares.....       2,545        443     2,601       446
Denominators for diluted earnings per
 share--adjusted
 weighted-average shares and assumed
 conversions.........................       4,057      9,263     4,255     9,252
    Basic earnings per share.........  $     4.95 $     0.72 $    4.91 $    1.11
    Diluted earnings per share.......  $     1.84 $     0.69 $    1.91 $    1.05

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

(8) Comprehensive Income

                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,             JUNE 30,
                                      --------------------  ------------------
                                          1998       1997      1998      1997
                                      ---------  ---------  --------  --------
                                        (In thousands)       (In thousands)
Net income........................... $   7,483  $   6,346  $  8,126  $  9,737
Other comprehensive income:
  Unrealized currency translation
   loss..............................    (4,000)      (946)   (5,089)   (3,859)
                                      ---------  ---------  --------  --------
    Total comprehensive income....... $   3,483  $   5,400  $  3,037  $  5,878
                                      =========  =========  ========  ========

                           KOPPERS INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Change in Composition of Segments. In early 1998, the Company ceased operations at Woodward Coke; subsequently, its remaining operational coke facility located in Monessen, Pennsylvania was added to the Carbon Materials & Chemicals division. Accordingly, segment information has been reconfigured to reflect these organizational changes, and 1997 has been restated to provide comparability. Additionally, Koppers Australia is being reported as a separate business segment to reflect current organizational structure.

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,               JUNE 30,
                                  ---------------------   -------------------
                                      1998        1997      1998       1997
                                  ---------   ---------   --------   --------
NET SALES (Dollars in
 thousands):
  Carbon Materials & Chemicals..  $  66,544   $  75,959   $128,628   $144,824
  Railroad & Utility Products...     79,529      67,626    147,161    121,142
  Koppers Australia.............     27,948          --     52,611         --
  Woodward Coke.................        209      13,974      2,282     25,573
                                  ---------   ---------   --------   --------
    Total.......................  $ 174,230   $ 157,559   $330,682   $291,539
SEGMENT SALES AS PERCENTAGE OF
 TOTAL:
  Carbon Materials & Chemicals..       38.2%       48.2%      38.9%      49.7%
  Railroad & Utility Products...       45.7%       42.9%      44.5%      41.5%
  Koppers Australia.............       16.0%         --       15.9%        --
  Woodward Coke.................        0.1%        8.9%       0.7%       8.8%
                                  ---------   ---------   --------   --------
    Total.......................      100.0%      100.0%     100.0%     100.0%
GROSS MARGIN BY SEGMENT (AFTER
 DEPRECIATION AND AMORTIZATION):
  Carbon Materials & Chemicals..       13.7%       17.1%      12.9%      15.6%
  Railroad & Utility Products...       12.9%       12.4%      11.3%      11.7%
  Koppers Australia.............       22.0%         --       18.5%        --
  Woodward Coke.................         --       (13.3%)       --      (16.2%)
                                  ---------   ---------   --------   --------
    Total.......................       14.1%       12.2%      12.6%      11.0%
OPERATING MARGIN BY SEGMENT:
  Carbon Materials & Chemicals..       10.0%       13.1%       8.8%      12.2%
  Railroad & Utility Products...       10.6%        9.8%       8.8%       8.8%
  Koppers Australia.............       16.0%         --       12.1%        --
  Woodward Coke.................         --       (17.5%)       --      (21.1%)
  Corporate Unallocated
   Overhead.....................       (2.3%)      (1.8%)     (2.2%)     (1.9%)
                                  ---------   ---------   --------   --------
    Total.......................        8.9%        7.2%       7.1%       6.0%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997.

  Net Sales. Net sales for the three months ended June 30, 1998 were 10.6% higher than the same period in 1997, primarily as a result of approximately $28 million of net sales from the acquisition of Koppers Australia netted against a $13.8 million reduction in sales as a result of the closure of Woodward Coke. Net

                            KOPPERS INDUSTRIES, INC.

sales for Carbon Materials & Chemicals decreased by 12.4% due to reductions in sales for phthalic anhydride ("PAA") which were impacted by lower prices caused by reductions in the price of orthoxylene, the primary feedstock for PAA for all domestic producers other than the Company. In general, domestic PAA producers use the price of orthoxylene to determine pricing and therefore, reductions in the price of orthoxylene generally result in proportionally lower PAA prices. Additionally, carbon pitch volumes were lower than the prior year period; this effect was partially offset by higher volumes of creosote and refined tar. Net sales for Railroad & Utility Products increased by 17.6% compared to the prior year quarter due primarily to increases in sales volumes and prices for untreated railroad crossties. Net sales for Woodward Coke represent liquidation of remaining inventories.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased to 14.1% in the second quarter of 1998 from 12.2% for the same period last year, primarily as the result of the ceasing of operations at Woodward Coke and the acquisition of Koppers Australia. Gross margins for Carbon Materials & Chemicals decreased to 13.7% from 17.1% due primarily to a 26% reduction in prices for PAA as compared to the prior year quarter. Gross margin for Railroad & Utility Products increased to 12.9% as compared to 12.4% in the prior year quarter due to higher volumes and prices for railroad crossties.

  Depreciation and Amortization. The increase in depreciation and amortization for 1998 as compared to the prior year was due primarily to additional depreciation and amortization as a result of the acquisition of Koppers Australia more than offsetting the reduction in depreciation as a result of the closure of Woodward Coke.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended June 30, 1998 increased to 5.2% of net sales from 5.0% of net sales in the same period last year primarily as a result of Year 2000 computer update costs and other consulting costs more than offsetting $0.8 million of severance charges in the prior year quarter.

  Equity in Earnings of Affiliates. Equity earnings for the second quarter of 1998 were $0.5 million lower than the prior year period as a result of the consolidation of Koppers Australia coupled with lower earnings from Tarconord A/S in 1998.

  Other Expense. Other expense in 1997 consisted of the write-off of deferred charges related to an initial public offering ("IPO") of common stock which was withdrawn in the second quarter of 1997.

  Interest Expense. Interest expense increased by $3.4 million in the second quarter of 1998 as compared to the prior year as the result of higher debt levels in 1998 from the recent recapitalization of the Company and the acquisition of Koppers Australia.

  Income Taxes. The Company's effective income tax rate for the three months ended June 30, 1998 increased to 12.2% as compared to 10.7% in the prior year period due to higher taxable earnings in 1998; the reduction from statutory rates for both periods is due primarily to energy tax credits from the Monessen Facility.

  Net Income. Net income for the three months ended June 30, 1998 compared to the same period last year increased by $1.1 million as earnings from Koppers Australia, the closure of Woodward Coke and higher earnings for Railroad & Utility Products offset higher interest expense and lower PAA prices in 1998.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

  Net Sales. Net sales for the six months ended June 30, 1998 were 13.4% higher than the same period in 1997, as $52.6 million of net sales from the recent acquisition of Koppers Australia more than offset a reduction of $23.3 million of sales as a result of the closure of Woodward Coke. Net sales for Carbon Materials &

                            KOPPERS INDUSTRIES, INC.

Chemicals decreased by 11.2% due to reductions in sales for PAA coupled with reductions in carbon pitch volumes. Net sales for Railroad & Utility Products increased by 21.5% compared to the prior year due primarily to increases in sales volumes and prices for railroad crossties. Net sales for Woodward Coke represent liquidation of remaining inventories.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased to 12.6% in the first six months of 1998 from 11.0% for the same period last year, primarily as the result of the ceasing of operations at Woodward Coke and the acquisition of Koppers Australia. Gross margins for Carbon Materials & Chemicals decreased to 12.9% from 15.6% primarily as result of a 29.2% reduction in PAA prices. Gross margin for Railroad & Utility Products decreased to 11.3% as compared to 11.7% in the prior year period due to higher volumes of untreated railroad crossties, which typically have lower margins than treated crossties.

  Depreciation and Amortization. The increase in depreciation and amortization for 1998 as compared to the prior year was due to additional depreciation and amortization for Koppers Australia more than offsetting the reduction in depreciation as a result of the closure of Woodward Coke.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the six months ended June 30, 1998 increased to 5.6% of net sales from 5.0% of net sales in the same period last year primarily as a result of $0.9 million of Year 2000 computer update costs and costs associated with the integration of Koppers Australia more than offsetting $0.8 million of severance charges in the prior year period.

  Equity in Earnings of Affiliates. Equity earnings for the first six months of 1998 were $2.5 million lower than the prior year period as a result of the consolidation of Koppers Australia coupled with lower earnings from Tarconord A/S in 1998.

  Interest Expense. Interest expense increased by $6.4 million in the first six months of 1998 as compared to the prior year as the result of higher debt levels in 1998 from the recent recapitalization of the Company and the acquisition of Koppers Australia.

  Income Taxes. The Company's effective income tax rate for the six months ended June 30, 1998 remained stable as compared to the prior year, with the reduction from statutory rates due primarily to energy tax credits at the Monessen Facility.

  Net Income. Net income for the six months ended June 30, 1998 compared to the same period last year decreased primarily as the result of $6.4 million in additional interest expense coupled with lower PAA prices more than offsetting the acquisition of Koppers Australia, the closure of Woodward Coke and higher earnings from Railroad & Utility Products.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1998 the Company had cash and cash equivalents of $10.8 million and $79.3 million of availability under the revolving credit facility for working capital purposes, subject to limitations under existing debt covenants. As of June 30, 1998 $11.3 million of commitments were utilized by outstanding standby letters of credit, $45.0 million of commitments were utilized for debt support for Koppers Australia, and there were $7.0 million in outstanding borrowings for working capital purposes.

  Cash used in operating activities totaled $7.6 million for the six months ended June 30, 1998 compared to $17.8 million of cash provided by operating activities for the same period last year due to a working capital increase of $25.6 million for the first six months of 1998 compared to a working capital increase of $2.6 million in the prior year period. The working capital increase for 1998 was due primarily to plant closing costs for Woodward Coke and contractual benefit payments related to the acquisition of Koppers Australia.

  Capital expenditures were $6.6 million for the six months ended June 30, 1998 versus $8.1 million for the same period last year due in part to the timing of the commencement of certain projects as compared to the prior year.

                           KOPPERS INDUSTRIES, INC.

  Financing activities provided $8.9 million in cash for the six months ended June 30, 1998 compared to using $8.5 million in cash for the same period last year. Cash provided in 1998 included approximately $21 million of term borrowings used to purchase $20 million of voting and non-voting common stock. Cash used by financing activities in 1997 was primarily for debt repayment.

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

  PADEP previously issued a notice of violation alleging that the boilers at the Monessen Facility were emitting greater quantities of nitrogen oxides than allowed under a plan approved by PADEP. The Company also received a notice of violation in connection with a failure to conduct timely emission monitoring testing on the boilers at the Monessen Facility. The Company has installed additional equipment and modified existing equipment to improve the quality of boiler emissions. As a result of the failure to meet the original nitrogen oxide emission limitations, a final settlement has been reached in which the Company will pay a civil penalty in the amount of $100,000.

  Under the terms of the Asset Purchase Agreement, Beazer East assumed the liability for and indemnified the Company against (among other things) cleanup liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East, and third-party claims arising from such contamination in the Indemnity. Beazer East's performance of the Indemnity is unconditionally guaranteed by Beazer Limited under the Guarantee. Contamination identified at sites owned and/or operated by the Company is being investigated and remediated under CERCLA, RCRA or state cleanup programs. Currently, at the sites acquired from Beazer East (which include all of the CERCLA sites and all but one of the RCRA sites), substantially all investigation and remediation activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity; however, there can be no assurance that Beazer East and Beazer Limited will continue to meet their obligations. In the event they do not, the Company may be required to pay such costs, which are believed to have averaged approximately $14 million per year for the last three years. In addition, the government and other third parties have the right under applicable Environmental Laws to seek relief directly from the Company for any and all such costs and liabilities. The requirements to pay such costs and assume such liabilities without reimbursement would have a material adverse affect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability in respect of environmental matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

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

                           KOPPERS INDUSTRIES, INC.

  On August 5, 1998 Hanson PLC announced that an agreement had been signed under which the funding and risk of the environmental liabilities relating to the former Koppers Company operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) will be underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

 Stock Purchase and Redemption Plan

  As part of the recapitalization which began in December 1997, the Company initiated a stock purchase and redemption plan. In the second quarter of 1998, the Company purchased approximately 0.3 million shares of common stock from current and former employees and directors of the Company for $5.4 million. Including activity from the first quarter of 1998, the Company purchased 0.5 million shares of common stock and sold 0.1 million shares for a net cash outlay of approximately $8 million, completing the stock purchase and redemption plan.

 Status of Restructuring Reserves

  The Company reported restructuring charges of $45.4 million in the fourth quarter of 1997. As of June 30, 1998 approximately $7.6 million of cash charges had been expended.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    27.1 Financial Data Schedule

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed by the Company in the second quarter of 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                               (Registrant)

Date August 14, 1998                      /s/ Donald E. Davis
  ---------------------                   -------------------------------------
                                          Donald E. Davis,
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Principal Accounting Officer)