Form 10-Q
period 1998-09-30
KOPPERS INDUSTRIES INC
filed 1998-11-12
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO       COMMISSION FILE NUMBER 1-12716
                               ------   ------                       -------

                           KOPPERS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

             PENNSYLVANIA                            25-1588399
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

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at October 21, 1998 amounted to 1,526,256 and 2,288,481 shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands except per share figures)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                        1998       1997       1998      1997
                                      ---------  ---------  --------  --------
                                          (Unaudited)          (Unaudited)
Net sales............................ $ 181,153  $ 160,721  $511,835  $452,260
Operating expenses:
  Cost of sales......................   148,726    133,293   421,643   380,825
  Depreciation and amortization......     7,641      6,001    22,745    17,908
  Selling, general and
   administrative....................    10,011      6,909    29,216    21,559
                                      ---------  ---------  --------  --------
    Total operating expenses.........   166,378    146,203   473,604   420,292
                                      ---------  ---------  --------  --------
Operating profit.....................    14,775     14,518    38,231    31,968
Equity in earnings of affiliates.....     1,093      1,346     1,989     4,696
Other expense........................       --         --        --      1,414
                                      ---------  ---------  --------  --------
Income before interest expense,
 income tax provision (benefit) and
 minority interest...................    15,868     15,864    40,220    35,250
Interest expense.....................     7,294      4,054    21,983    12,387
                                      ---------  ---------  --------  --------
Income before income tax provision
 (benefit) and minority interest.....     8,574     11,810    18,237    22,863
Income tax provision (benefit).......    (1,273)      (612)     (131)      704
Minority interest....................       124        --        519       --
                                      ---------  ---------  --------  --------
    Net income....................... $   9,723  $  12,422  $ 17,849  $ 22,159
                                      =========  =========  ========  ========
Basic earnings per share of common
 stock............................... $    6.38  $    1.41  $  11.09  $   2.52
                                      =========  =========  ========  ========
Diluted earnings per share of common
 stock............................... $    2.42  $    1.34  $   4.27  $   2.40
                                      =========  =========  ========  ========


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                      (Unaudited)       *
ASSETS
Current assets:
  Cash and cash equivalents.........................   $ 14,186      $ 19,993
  Accounts receivable less allowance for doubtful
   accounts of $964 in 1998 and $797 in 1997........     84,281        83,818
  Inventories:
    Raw materials...................................     45,463        41,960
    Work in process.................................      2,551         2,938
    Finished goods..................................     54,559        61,652
    LIFO reserve....................................    (11,934)      (10,908)
                                                       --------      --------
      Total inventories.............................     90,639        95,642
  Deferred tax benefit..............................     24,462        24,441
  Other.............................................        697         1,576
                                                       --------      --------
    Total current assets............................    214,265       225,470
Investments.........................................     18,829        18,275
Fixed assets........................................    319,408       378,176
Less: accumulated depreciation......................   (144,352)     (187,292)
                                                       --------      --------
  Net fixed assets..................................    175,056       190,884
Goodwill, net of accumulated amortization...........     28,133        31,395
Other assets........................................     40,891        34,151
                                                       --------      --------
    Total assets....................................   $477,174      $500,175
                                                       ========      ========

--------
* Summarized from audited fiscal year 1997 balance sheet.



                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands except per share figures)

                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1998          1997
                                                    ------------- ------------
                                                     (Unaudited)       *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................   $ 39,501      $ 48,935
  Accrued liabilities..............................     40,150        56,092
  Current portion of term loans....................     11,945        11,243
                                                      --------      --------
    Total current liabilities......................     91,596       116,270
Long-term debt:
  Revolving credit.................................        300           --
  Term loans.......................................    136,145       123,318
  Senior Subordinated Notes due 2007...............    175,000       175,000
  Senior Notes due 2004............................     11,094        11,094
                                                      --------      --------
    Total long-term debt...........................    322,539       309,412
Other long-term reserves...........................     60,211        62,717
                                                      --------      --------
    Total liabilities..............................    474,346       488,399
Common stock subject to redemption.................     20,917        26,355
Senior Convertible Preferred Stock, $.01 par value
 per share; 3,000 shares authorized; 2,288 shares
 issued in 1998 and 2,146 in 1997..................         23            21
Voting common stock, $.01 par value per share;
 37,000 shares authorized, 4,733 shares issued in
 1998 and 4,590 in 1997............................         47            46
Non-voting common stock, $.01 par value per share;
 10,000 shares authorized, zero shares issued in
 1998 and 907 in 1997..............................        --              9
Capital in excess of par value.....................      9,895         8,712
Retained earnings..................................     15,174         3,838
Accumulated other comprehensive loss:
  Foreign currency translation adjustment..........    (13,115)       (4,391)
Treasury stock, at cost, 3,209 shares in 1998 and
 2,783 shares in 1997..............................    (30,113)      (22,814)
                                                      --------      --------
    Total liabilities and stockholders' equity.....   $477,174      $500,175
                                                      ========      ========

--------
*Summarized from audited fiscal year 1997 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                             1998       1997
                                                           ---------  ---------
                                                               (Unaudited)
Cash provided by operating activities..................... $   7,731  $  35,563
Cash provided by (used in) investing activities:
  Capital expenditures....................................   (10,525)   (12,999)
  Acquisitions............................................    (2,600)       --
  Other...................................................        14        623
                                                           ---------  ---------
    Net cash used in investing activities.................   (13,111)   (12,376)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit........................   105,458    101,500
  Repayments of revolving credit..........................  (105,100)  (118,500)
  Proceeds from long-term debt............................    26,893        --
  Repayment of long-term debt.............................    (6,618)    (3,111)
  Payment of deferred financing costs.....................      (362)      (486)
  Net purchases of voting common stock....................    (9,073)    (1,381)
  Purchase of non-voting common stock.....................   (11,423)       --
  Issuance of Senior Convertible Preferred Stock..........     2,000        --
  Dividends on common stock...............................       --      (2,244)
                                                           ---------  ---------
    Net cash provided by (used in) financing activities...     1,775    (24,222)
                                                           ---------  ---------
Effect of exchange rates on cash..........................    (2,202)       --
                                                           ---------  ---------
Net decrease in cash......................................    (5,807)    (1,035)
Cash and cash equivalents at beginning of period..........    19,993      1,526
                                                           ---------  ---------
Cash and cash equivalents at end of period................ $  14,186  $     491
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

(4) Environmental Indemnity and Guarantee

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

(5) Other Environmental Matters

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

  At the acquisition of the Monessen, Pennsylvania coke facility (the "Monessen Facility"), the Company entered into a consent order and agreement with the Pennsylvania Department of Environmental Protection ("PADEP") (the "Monessen Consent Order") pursuant to which the Company's liabilities for environmental cleanup have been capped at $550,000 for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to the Company by the seller of that facility, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which was not identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $550,000 "cap" contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

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

(6) Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                         1998       1997      1998      1997
                                       -------------------- --------- ---------
                                       (In thousands except earnings per share)
Numerators for basic and diluted
 earnings per share:
   Net income to common stockholders..    $9,723    $12,422   $17,849   $22,159
Denominators:
 Weighted-average voting common
  shares..............................     1,524      5,184     1,593     5,180
 Weighted-average non-voting common
  shares..............................       --       3,628        17     3,628
                                       --------- ---------- --------- ---------
Denominators for basic earnings per
 share................................     1,524      8,812     1,610     8,808
Effect of dilutive securities:
 Senior Convertible Preferred Stock...     2,288        --      2,285       --
 Employee stock options...............       207        426       280       439
                                       --------- ---------- --------- ---------
Dilutive potential common shares......     2,495        426     2,565       439
Denominators for diluted earnings per
 share-adjusted
 weighted-average shares and assumed
 conversions..........................     4,019      9,238     4,175     9,247
  Basic earnings per share............     $6.38      $1.41    $11.09     $2.52
  Diluted earnings per share..........     $2.42      $1.34     $4.27     $2.40

(7) Comprehensive Income

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                         1998      1997       1998      1997
                                       --------- ---------  --------  --------
                                         (In thousands)      (In thousands)
Net income............................   $9,723    $12,422   $17,849   $22,159
Other comprehensive income:
  Unrealized currency translation
   loss...............................   (4,193)    (1,911)   (8,724)   (5,770)
                                       --------  ---------  --------  --------
    Total comprehensive income........   $5,530    $10,511   $ 9,125   $16,389
                                       ========  =========  ========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Change in Composition of Segments. In early 1998, the Company ceased operations at Woodward Coke; subsequently, its remaining operational coke facility located in Monessen, Pennsylvania has been added to the Carbon Materials & Chemicals division. Additionally, Koppers Australia, which operates in businesses similar to the Company's Carbon Materials & Chemicals and Railroad & Utility Products businesses, has been incorporated into those segments. Segment information has been reconfigured to reflect these changes, and 1997 has been restated to provide comparability with the current presentation.

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                    1998        1997        1998       1997
                                  ---------   ---------   --------   --------
NET SALES (Dollars in
 thousands):
 Carbon Materials & Chemicals...  $  94,877   $  74,207   $266,387   $219,031
 Railroad & Utility Products....     85,768      72,665    242,658    193,807
 Woodward Coke..................        508      13,849      2,790     39,422
                                  ---------   ---------   --------   --------
  Total.........................   $181,153    $160,721   $511,835   $452,260
SEGMENT SALES AS PERCENTAGE OF
 TOTAL:
 Carbon Materials & Chemicals...       52.4%       46.2%      52.1%      48.4%
 Railroad & Utility Products....       47.3%       45.2%      47.4%      42.9%
 Woodward Coke..................        0.3%        8.6%       0.5%       8.7%
                                  ---------   ---------   --------   --------
  Total.........................      100.0%      100.0%     100.0%     100.0%
GROSS MARGIN BY SEGMENT (AFTER
 DEPRECIATION AND AMORTIZATION):
 Carbon Materials & Chemicals...       16.3%       19.1%      15.1%      16.8%
 Railroad & Utility Products....       11.6%       11.7%      11.9%      11.7%
 Woodward Coke..................        --         (6.9%)      --       (12.9%)
                                  ---------   ---------   --------   --------
  Total.........................       13.7%       13.3%      13.2%      11.8%
OPERATING MARGIN BY SEGMENT:
 Carbon Materials & Chemicals...       12.0%       17.6%      10.5%      14.0%
 Railroad & Utility Products....        8.7%        9.3%       8.9%       8.9%
 Woodward Coke..................        --        (11.7%)      --       (17.8%)
 Corporate Unallocated
  Overhead......................       (2.2%)      (2.3%)     (2.2%)     (2.0%)
                                  ---------   ---------   --------   --------
  Total.........................        8.2%        9.0%       7.5%       7.1%

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

  Net Sales. Net sales for the three months ended September 30, 1998 were 12.7% higher than the same period in 1997, primarily as a result of approximately $26 million of net sales from Koppers Australia netted against a $13.8 million reduction in sales as a result of the closure of Woodward Coke. Net sales for Carbon Materials & Chemicals increased by 27.9% as Koppers Australia contributed $20.9 million of net sales to this segment. Net sales for the domestic portion of the business were the same as the prior year period as a 30.1% reduction in phthalic anhydride ("PAA") prices was offset by increased sales of refined tar and creosote. The lower prices for PAA were caused by reductions in the price of orthoxylene, the primary feedstock for PAA for all domestic producers other than the Company. In general, domestic PAA producers use the price of orthoxylene to determine pricing and therefore, reductions in the price of orthoxylene generally result in proportionally lower PAA prices. Net sales for Railroad & Utility Products increased by 18.0% compared to the prior year quarter due to $5.2 million of net sales from Koppers Australia and increases in sales volumes and prices for untreated railroad crossties. Net sales for Woodward Coke represent liquidation of remaining inventories.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased to 13.7% in the third quarter of 1998 from 13.3% for the same period last year, primarily as the result of the ceasing of operations at Woodward Coke and the acquisition of Koppers Australia. Gross margins for Carbon Materials & Chemicals decreased to 16.3% from 19.1% due primarily to a 30.1% reduction in prices for PAA as compared to the prior year quarter. Gross margin for Railroad & Utility Products decreased to 11.6% as compared to 11.7% in the prior year quarter due to higher volumes of untreated railroad crossties, which generally have lower margins than treated crossties.

  Depreciation and Amortization. The increase in depreciation and amortization for 1998 as compared to the prior year was due primarily to additional depreciation and amortization as a result of the acquisition of Koppers Australia more than offsetting the reduction in depreciation as a result of the closure of Woodward Coke.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the three months ended September 30, 1998 increased to 5.5% of net sales from 4.3% of net sales in the same period last year as a result of the consolidation of Koppers Australia and $0.8 million of Year 2000 computer costs.

  Equity in Earnings of Affiliates. Equity earnings for the third quarter of 1998 were $0.3 million lower than the prior year period primarily as a result of the consolidation of Koppers Australia in 1998.

  Interest Expense. Interest expense increased by $3.2 million in the third quarter of 1998 as compared to the prior year as the result of higher debt levels in 1998 from the recapitalization of the Company and the acquisition of Koppers Australia.

  Income Taxes. The Company's effective income tax rate for the three months ended September 30, 1998 decreased to (14.8%) as compared to (5.2%) in the prior year period due to lower taxable earnings in 1998; the reduction from statutory rates for both periods is due primarily to energy tax credits from the Monessen Facility.

  Net Income. Net income for the three months ended September 30, 1998 compared to the same period last year decreased by $2.7 million as higher interest expense and lower PAA prices in 1998 more than offset earnings from Koppers Australia, the closure of Woodward Coke in January 1998 and higher earnings for Railroad & Utility Products.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

  Net Sales. Net sales for the nine months ended September 30, 1998 were 13.2% higher than the same period in 1997, as approximately $79 million of net sales from the recent acquisition of Koppers Australia more than offset a reduction of $39.4 million of sales as a result of the closure of Woodward Coke. Net sales for Carbon Materials & Chemicals increased by 21.6% as Koppers Australia contributed $63.8 million of net sales to this segment. Net sales for the domestic portion of Carbon Materials & Chemicals decreased by 7.5% compared to the prior year period due to reductions in sales for PAA as a result of lower pricing coupled with reductions in carbon pitch volumes. Net sales for Railroad & Utility Products increased by 25.2% compared to the prior year due to $15.0 million in net sales from Koppers Australia coupled with increases in sales volumes and prices for railroad crossties. Net sales for Woodward Coke represent liquidation of remaining inventories.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased to 13.2% in the first nine months of 1998 from 11.8% for the same period last year, as the positive effects of the ceasing of operations at Woodward Coke and the acquisition of Koppers Australia more than offset lower PAA prices in 1998. Gross margins for Carbon Materials & Chemicals decreased to 15.1% from 16.8% as a result of a 23.5% reduction in PAA prices as compared to the prior year period, coupled with higher unit costs for carbon pitch as a result of lower production volumes in 1998. Gross margin for Railroad & Utility Products increased to 11.9% as compared to 11.7% in the prior year period due to higher volumes and prices for railroad crossties.

  Depreciation and Amortization. The increase in depreciation and amortization for 1998 as compared to the prior year was due to additional depreciation and amortization for Koppers Australia more than offsetting the reduction in depreciation as a result of the closure of Woodward Coke.

  Selling, General and Administrative Expense. Selling, general and administrative expense for the nine months ended September 30, 1998 increased to 5.7% of net sales from 4.8% of net sales in the same period last year as a result of the consolidation of Koppers Australia and $1.6 million of Year 2000 computer costs more than offsetting $0.8 million of severance charges in the prior year period.

  Equity in Earnings of Affiliates. Equity earnings for the first nine months of 1998 were $2.7 million lower than the prior year period as a result of the consolidation of Koppers Australia coupled with lower earnings from Tarconord A/S in 1998.

  Interest Expense. Interest expense increased by $9.6 million in the first nine months of 1998 as compared to the prior year as the result of higher debt levels in 1998 from the recapitalization of the Company and the acquisition of Koppers Australia.

  Income Taxes. The Company's effective income tax rate for the nine months ended September 30, 1998 remained stable as compared to the prior year, with the reduction from statutory rates due primarily to energy tax credits at the Monessen Facility.

  Net Income. Net income for the nine months ended September 30, 1998 compared to the same period last year decreased primarily as the result of $9.6 million in additional interest expense coupled with lower PAA prices more than offsetting the acquisition of Koppers Australia, the closure of Woodward Coke and higher earnings from Railroad & Utility Products.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998 the Company had cash and cash equivalents of $14.2 million and $73.2 million of availability under the revolving credit facility for working capital purposes, subject to limitations under existing debt covenants. As of September 30, 1998 $9.6 million of commitments were utilized by outstanding standby letters of credit, $40.9 million of commitments were utilized for debt support for Koppers Australia, and there were $0.3 million in outstanding borrowings for working capital purposes.

  Cash provided by operating activities totaled $7.7 million for the nine months ended September 30, 1998 compared to $35.6 million of cash provided by operating activities for the same period last year due primarily to a working capital increase of $23.4 million for the first nine months of 1998 compared to a working capital increase of $4.2 million in the prior year period. The working capital increase for 1998 is due primarily to plant closing costs for Woodward Coke and contractual benefit payments related to the acquisition of Koppers Australia.

  Capital expenditures excluding acquisitions were $10.5 million for the nine months ended September 30, 1998 versus $13.0 million for the same period last year due in part to lower requirements for environmental capital expenditures as compared to the prior year.

  Financing activities provided $1.8 million in cash for the nine months ended September 30, 1998 compared to using $24.2 million in cash for the same period last year. Cash provided in 1998 included approximately $20 million of term borrowings used to purchase voting and non-voting common stock. Cash used by financing activities in 1997 was primarily for debt repayment.

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

  Under the terms of the Asset Purchase Agreement at the formation of the Company in 1988, Beazer East assumed the liability for and indemnified the Company against (among other things) cleanup liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East, and third-party claims arising from such contamination in the Indemnity. Beazer East's performance of the Indemnity is unconditionally guaranteed by Beazer Limited under the Guarantee. Contamination identified at sites owned and/or operated by the Company is being investigated and remediated under CERCLA, RCRA or state cleanup programs. Currently, at the sites acquired from Beazer East (which include all of the CERCLA sites and all but one of the RCRA sites), substantially all investigation and remediation activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity; however, there can be no assurance that Beazer East and Beazer Limited will continue to meet their obligations. In the event they do not, the Company may be required to pay such costs, which are believed to have averaged approximately $14 million per year for the last three years. In addition, the government and other third parties have the right under applicable Environmental Laws to seek relief directly from the Company for any and all such costs and liabilities. The requirements to pay such costs and assume such liabilities without reimbursement would have a material adverse affect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability in respect of environmental matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

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

 Status of Restructuring Reserves

  The Company reported restructuring charges of $45.4 million in the fourth quarter of 1997, of which approximately $20 million are estimated to be cash charges. As of September 30, 1998 approximately $9 million of cash charges related to restructuring had been expended, while liquidation of working capital at Woodward Coke provided approximately $6 million in cash. The majority of the remaining cash charges are primarily for employee benefits which are expected to be paid gradually over the next 8-10 years.

 Impact of Year 2000

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

  The Company has organized its activities to address Year 2000 issues in three phases: 1) initial assessment; 2) remediation; and 3) implementation and testing. There is considerable overlap in these phases due to the timing and nature of this project. The Company has substantially completed the first phase, which included an assessment of hardware and software applications; assessment of embedded chips in manufacturing equipment and various process control systems; identification of, and communication with, significant vendors and customers; establishment of compliance and testing programs; and development of the project plan.

  The Company has assessed its information technology systems, such as business computing systems, end user computer systems and technical infrastructure, as well as embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments also included an evaluation of the readiness of its suppliers and service providers, personal computers, communication systems and electronic data interchange (EDI). The Company has completed the majority of the assessment phase, and is in the process of remediation for most of its systems. Options for remediation may include replacement, modification or continued use depending on information gathered during the assessment stage. The remediated systems will then be tested and reviewed before the determination is made as to the readiness of the system. A project committee meets regularly to review the status of the investigation into and resolution of the Year 2000 issues.

  The Year 2000 project is expected to be completed by June 30, 1999, which is prior to any anticipated impact on the Company's operations. The Company believes that with modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material adverse effect on the results of operations of the Company.

  The primary financial information systems for the Company include 1) Corporate; 2) Carbon Materials & Chemicals; 3) Railroad & Utility Products; and 4) Koppers Australia. Assessments have been completed for all these systems, and remediation is approximately 50% complete for the Corporate, Carbon Materials & Chemicals and Railroad & Utility Products systems. The Koppers Australia system is in the process of significant replacement with a Year 2000-compliant system.

  Non-financial information systems and embedded systems for the Company consist primarily of process control systems for the various manufacturing processes the Company uses in manufacturing its products, as well as environmental process controls. Engineers and consultants have been engaged to assess and remediate such non-financial and embedded systems as deemed necessary.

  The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be corrected on a timely basis and will not have a material adverse effect on the Company's results of operations.

  The total Year 2000 project cost is estimated at approximately $3.0 million, $2.5 million of which is expected to be expensed when incurred. To date, the Company has incurred and expensed approximately $1.8 million, primarily for assessment and remediation costs.

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

  The Company is developing a contingency plan which outlines alternatives available to the Company in the event that critical systems fail in the year 2000. This contingency plan, which is estimated to be completed by June 30, 1999 will outline the steps to be taken in the event that problems occur in critical systems such as invoicing, inventory control and certain production processes.

 Safe Harbor Statement

  This discussion contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The Company's efforts to ensure its operations are not materially affected by the arrival of the year 2000 depend upon the accuracy and completeness of its remediation assessments and activities. In addition, the Company could be adversely impacted by the failures of third parties with which it has a material relationship for which the Company's contingency plans are inadequate. Furthermore, the Company's efforts are dependent upon the continued availability of qualified personnel.

  There are other important factors not described above which could also cause actual results to differ materially from those in any forward-looking statement made for or on behalf of the Company.

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

  Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the effect of the adoption of this statement to be material.

                           PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes in the status of legal proceedings as previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27.1 Financial Data Schedule

(b) Reports on Form 8-K:

  There were no reports on Form 8-K filed by the Company in the third quarter of 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                                  (Registrant)

Date November 12, 1998                        /s/ Donald E. Davis
  -------------------------               -------------------------------------
                                          Donald E. Davis,
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Principal Accounting Officer)