Form 10-K405
period 1998-12-31
KOPPERS INDUSTRIES INC
filed 1999-03-26
CIK 916075

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

For the fiscal year ended December 31, 1998

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

                              436 Seventh Avenue
                        Pittsburgh, Pennsylvania 15219
                                 412-227-2001
                  (Addresses of principal executive offices)
            (A registrant's telephone number, including area code)
                               ----------------
          Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                            -----------------------
   9 7/8% Senior Subordinated Notes due 2007           New York Stock Exchange
   8 1/2% Senior Notes due 2004                        New York Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  There is no voting stock held by non-affiliates of the registrant as of December 31, 1998. Shares of voting stock held by the Management Investors (see Item 10. Directors and Executive Officers of the Registrant) are not included. However, the Registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at March 1, 1999, amounted to 1.5 million and 2.3 million shares, respectively.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
 1.   Business...........................................................    1
 2.   Properties.........................................................   14
 3.   Legal Proceedings..................................................   15
 4.   Submission of Matters to a Vote of Security Holders................   15

                                    PART II
 5.   Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................   15
 6.   Selected Financial Data............................................   16
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   17
 7a.  Market Risk........................................................   26
 8.   Financial Statements and Supplementary Data........................   27
 9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................   27

                                    PART III
 10.  Directors and Executive Officers of the Registrant.................   28
 11.  Executive Compensation.............................................   32
 12.  Security Ownership of Certain Beneficial Owners and Management.....   35
 13.  Certain Relationships and Related Transactions.....................   36

                                    PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   38

                                   SIGNATURES
      Signatures.........................................................   66

                                    PART I

ITEM 1. Business

General

  Koppers Industries, Inc. (the "Company" or "Koppers") is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the railroad, aluminum, chemical and steel industries. The "Koppers" name has been associated with the carbon compounds and wood treating businesses for over 70 years, and the Company has a leading position in most of its markets. The Company operates 22 facilities in the United States and, through the acquisition in December 1997 of the remaining outstanding equity of Koppers Australia Pty. Limited ("Koppers Australia"), an additional 13 facilities in the South Pacific (primarily Australia and New Zealand). The Company also maintains indirect ownership interests in an additional facility in the United States through its domestic joint venture KSA (as defined herein) and in five facilities overseas (one in Denmark and four in the United Kingdom) through its Danish joint venture Tarconord A/S ("Tarconord"). The Company recorded net sales and net income of $670.6 million and $20.1 million, respectively, for the twelve months ended December 31, 1998. For the same period, the Company's businesses, Carbon Materials & Chemicals and Railroad & Utility Products, accounted for 51.7% and 47.8% of net sales, respectively. The remaining net sales were from the liquidation of inventories at the Company's coke facility in Woodward, Alabama ("Woodward Coke") which ceased operations in January 1998.

  The Company's Carbon Materials & Chemicals division is a supplier of a) carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes; b) phthalic anhydride ("PAA"), used in the manufacture of plasticizers, resins, paints and dye making; c) creosote and chemicals used in the protection of timber against termites, fungal decay and weathering; d) roofing pitch, used in the manufacture of built-up roofing systems; e) carbon black, used in the production of rubber tires; and f) furnace coke, used in the manufacture of steel. The Company's Railroad & Utility Products division a) provides various products and services to railroads, including crossties (both wood and concrete), track and switch pre-assembly, and disposal services; b) supplies treated wood utility poles to electric and telephone utilities; and c) performs various wood treating services for vineyards, construction and other commercial applications.

 Saratoga Investment and Recapitalization

  On October 15, 1997, KAP Investments, Inc. ("KAP", a wholly-owned subsidiary of Koppers Australia) and a group of approximately 120 individual investors who were either officers, Board members or current or former employees of either Koppers Industries, Inc. or one of its subsidiaries (the "Management Investors") (collectively, the "Offeree Stockholders") acquired from Cornerstone-Spectrum, Inc. (an affiliate of Beazer East, Inc. and Hanson PLC) its voting and non-voting shares of common stock of Koppers Industries, Inc. ("Common Stock"). The Offeree Stockholders utilized $52.5 million of financing from Koppers, Saratoga Partners III, L.P. ("Saratoga") and Saratoga Koppers Funding, Inc. ("Saratoga Koppers"). On December 1, 1997, Saratoga exchanged
2.1 million shares of Common Stock it acquired as part of the financing of the acquisition of Common Stock from Cornerstone-Spectrum, Inc. for shares of a new series of senior convertible preferred stock of Koppers Industries, Inc. (the "Preferred Shares"), which entitles Saratoga to elect a majority of the Board of Directors of Koppers Industries, Inc. (the "Board of Directors") and to exercise a majority of the voting power over all outstanding stock of Koppers Industries, Inc. with respect to all other matters subject to a stockholder vote.

  The Company sold $175.0 million of 9 7/8% Senior Subordinated Notes (the "New Notes") due 2007 on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia) (the "New Credit Facilities"). The proceeds from the New Credit Facilities have been used to complete the following transactions: (i) the acquisition of The

Broken Hill Proprietary Company Limited's ("Broken Hill's") 50% interest in Koppers Australia; (ii) the repayment of $98.9 million of the 8 1/2% Senior Notes of Koppers Industries, Inc. due February 1, 2004 (the "Old Notes") tendered pursuant to a tender offer, plus $6.4 million of redemption premium thereof; (iii) the repayment of outstanding indebtedness of approximately $88.1 million under the Company's term loan and revolving credit facilities;
(iv) the redemption of 1.8 million shares of non-voting Common Stock owned by APT Holdings Corporation, an affiliate of Mellon Bank, N.A. for $22.9 million;
(v) the redemption, at $17.00 per share, of 0.5 million shares of Common Stock owned by current and former employees of Koppers and Clayton A. Sweeney (a member of the Board of Directors) for $8.8 million; (vi) the redemption of 0.4 million non-voting shares of Common Stock from Saratoga Koppers; and (vii) the payment of related fees and expenses of approximately $16.0 million. The New Credit Facilities, the sale of the Old Notes and the above transactions are collectively referred to herein as the "Recapitalization."

  The Company was formed in October 1988 under the laws of the Commonwealth of Pennsylvania by management, Beazer, Inc. and KAP to facilitate the acquisition of certain assets of Koppers Company, Inc. in a management-led leveraged buyout that closed on December 29, 1988 (the "Acquisition"). Koppers Company, Inc., now known as Beazer East, Inc. ("Beazer East," but referred to herein as "Old Koppers" for periods prior to the Acquisition) had been acquired in June 1988 by BNS Acquisitions, Inc., a wholly-owned indirect subsidiary of Beazer PLC, now known as Beazer Limited ("Beazer Limited") for a purchase price of $226.8 million. The assets acquired from Old Koppers included Woodward Coke and certain assets of its Chemical & Allied Products Group which then became the Carbon Materials & Chemicals and Railroad & Utility Products divisions of the Company.

  Under the purchase agreement executed at the Acquisition (the "Asset Purchase Agreement"), Beazer East assumed the responsibility for and indemnified the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC on December 4, 1991. On August 5, 1998 Hanson PLC announced that an agreement had been signed under which the funding and risk of the environmental liabilities relating to the former Koppers Company operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) will be underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re. See "Business--Environmental Matters."

Industry Overview

Carbon Materials & Chemicals

  The coal tar distillation business involves the conversion of coal tar, a co-product of the transformation of coal into coke, into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%). The most critical element in producing high quality tar products is the ability to obtain and blend multiple coal tars, with various specifications, from several sources in order to achieve the consistent properties desired by the customer.

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

  Creosote is used in the wood preservation industry as a preservative for railroad crossties and lumber, utility poles and pilings. Approximately two-thirds of the total United States market requirements are used for railroad construction and maintenance, with the remainder used primarily for utility poles and pilings. The Australian creosote market is similar in configuration to that of the United States. To the extent that creosote cannot be sold for use in treating wood products, distillate oils are sold into the carbon black market rather than being blended to creosote specifications.

  Carbon black in the Company's Australian operations is manufactured at a carbon black facility using both petroleum oil and coal tar based feedstocks which are subjected to heat and rapid cooling within a reactor. In the Company's domestic operations, tar based carbon black feedstock is manufactured as a co-product of the tar distillation process and can be produced at the Company's four domestic and one Australian tar distillation facilities.

  Chemical oils resulting from the distillation of coal tars are further refined by the Company into naphthalene, which is the primary feedstock used by the Company for the production of PAA. The primary markets for PAA are in the production of plasticizers, polyester resins and alkyd resins.

  Roofing pitch and refined tars are also produced in smaller quantities and are sold into the commercial roofing and pavement sealer markets, respectively.

  The main product manufactured in the Company's wood preservation chemicals business, which is based in Australia, is copper chrome arsenates ("CCA") which is marketed primarily in Australasia. The wood preservation chemicals business also markets creosote, a co-product of the tar distillation process.

  Furnace coke is a carbon and fuel source required in the manufacture of steel. Coal, the primary raw material, is carbonized in oxygen-free ovens to obtain the finished product. Coke manufacturers are either an integrated part of a steel company or, as in the case of the Company, operate independently and are known as "merchant producers."

  Because of the Clean Air Act Amendments and other environmental laws, future coal tar availability from both domestic and foreign coke production is expected to decline. Management believes that the Company's ability to source coal tar and carbon pitch from overseas markets, as well as its research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

Railroad & Utility Products

  The major product of Railroad & Utility Products is pressure-treated wood crossties, which are used in railroad track maintenance programs. Approximately 18 million wood crossties are replaced domestically by railroads every year. United States Class 1 railroads (defined as the nine largest railroad systems in the United States) maintain approximately 170,000 miles of track, estimated to contain approximately 500 million crossties. In addition to crossties, the division also offers services to the railroads, such as assembling track panel sections and specialty track items, pre-plating ties and disposing of discarded ties in an environmentally safe manner.

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

  In the United States, hardwood lumber is procured by the division from hundreds of small sawmills throughout the northeastern, midwestern, and southern areas of the country. The ties are shipped via rail car or trucked directly to one of the division's thirteen crosstie treating plants, all of which are on line with a major railroad. The ties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the ties are pressure treated with creosote, a product of Koppers' Carbon Materials & Chemicals division.

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

  Over the last several years, utility pole demand has dropped as utilities have reduced non-essential spending in anticipation of competitive pressure arising from deregulation. It is expected that deregulation will continue to negatively affect both new and replacement pole installation markets.

Description of Company's Business

                                  Segment Sales For Years Ended December 31,
                                 -----------------------------------------------
                                      1998            1997            1996
                                 --------------- --------------- ---------------
                                            (Dollars in millions)
Carbon Materials & Chemicals.... $ 346.7   51.7% $ 285.9   48.2% $ 281.6   47.9%
Railroad & Utility Products.....   320.7   47.8    255.2   43.0    239.9   40.8
All other.......................     3.2    0.5     52.0    8.8     67.0   11.3
                                 ------- ------  ------- ------  ------- ------
                                 $ 670.6  100.0% $ 593.1  100.0% $ 588.5  100.0%
                                 ======= ======  ======= ======  ======= ======

Carbon Materials & Chemicals

  The Company's Carbon Materials & Chemicals division manufactures four principal products: a) carbon pitch, used in the production of aluminum and steel; b) PAA, used in the production of plasticizers and polyester resins; c) creosote, used in the treatment of wood; and d) furnace coke, used in steel production. Carbon pitch, PAA and creosote are produced through the distillation of coal tar, a co-product of the transformation of coal into coke. The Carbon Materials & Chemicals division's profitability is impacted by its cost to purchase coal tar in relation to its prices realized for carbon pitch, PAA and creosote. The Company has four tar distillation facilities in the United States and one in Australia, strategically located to provide access to coal tar and to facilitate better service to its customers with a consistent supply of high-quality products. For 1998, sales of carbon pitch, PAA, creosote and coke accounted for approximately 38%, 13%, 10% and 11% of the Carbon Materials & Chemicals division's net sales, respectively.

  The Company believes it has a strategic advantage over its competitors based on its ability to access coal tar from many United States and Australasian suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. The Company's five coal tar distillation facilities and one carbon pitch melting facility give it the ability to offer customers multiple sourcing and consistent supply of high quality products. In anticipation of potential shutdowns of United States coke capacity, the Company has secured coal tar supply through long-term contracts and acquisitions. In the past, the Company has generally benefited from its ability to process chemical oil, a carbon pitch co-product, into naphthalene, for use as a low-cost feedstock for PAA production and from its ability to sell a large portion of its creosote production internally to the Railroad & Utility Products division.

  Over 75% of Koppers' carbon pitch is sold to the aluminum industry under long-term contracts ranging from three to seven years. Demand for carbon pitch generally has fluctuated with United States production of primary aluminum. However, an excess supply of carbon pitch in Europe during the past year has resulted in pricing pressures in domestic markets. This situation has negatively impacted the Company's domestic pitch volumes in 1998, and continued pricing pressures are anticipated in 1999 and beyond. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. The Carbon Materials & Chemicals division's ten largest customers represented approximately 49% of the division's net sales for 1998. The Company's three main competitors in North America in the production of carbon pitch are AlliedSignal, Inc., VFT Canada and Reilly Industries, Inc.

  On a worldwide basis, naphthalene and orthoxylene, a petroleum derivative, can both be used in the manufacturing of PAA and are considered to be interchangeable. In the United States, however, the Company is the only PAA producer capable of utilizing both orthoxylene and naphthalene in its manufacturing process, with naphthalene being a generally lower cost feedstock. Koppers' price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to Koppers' cost to produce naphthalene. Although the price of orthoxylene was relatively stable prior to 1994, due to increased demand the price of orthoxylene increased from $0.14 per pound in March 1994 to $0.38 per pound in May 1995. As a result, PAA prices increased by approximately 101% during that period, providing Koppers with a significant cost advantage over its competition and a temporary expansion of margins. In 1996, however, the average price for orthoxylene declined to approximately $0.16 per pound, resulting in a corresponding decline in PAA prices and margins. During 1998, orthoxylene prices have declined significantly, falling from $0.18 per pound at the beginning of 1998 to $0.125 per pound at December 31, 1998. As a result, PAA margins have declined significantly, resulting in a reduction in operating profit for PAA of approximately $11 million in 1998 as compared to 1997. Koppers' cost to produce naphthalene and PAA is primarily driven by its cost to procure coal tar, which has historically remained relatively stable. Koppers' four principal PAA competitors, Exxon Chemical Company, Aristech Chemical Corporation ("Aristech"), BASF Corporation and Stepan Company, can use only orthoxylene in the production of PAA.

  Approximately one-third of Koppers' creosote production is sold to the Railroad & Utility Products division. An additional one-third is sold to Class 1 railroad customers, all of which take delivery of the creosote at one of Koppers' wood treating facilities. Over the last ten years, the Railroad & Utility Products division has purchased all of its requirements of creosote from the Carbon Materials & Chemicals division. Koppers is the only competitor in this market that is integrated in this fashion. The remainder of its creosote materials are sold to railroads, to other wood treaters or into the carbon black market as a component in the manufacture of rubber tires. The principal competitor in the creosote market is KMG Bernuth, Inc.

  Coal tar is purchased from a number of outside sources as well as from the Company's coke facility located in Monessen, Pennsylvania (the "Monessen Facility"). Primary suppliers are Bethlehem Steel Corporation, LTV Steel Company, Inc. ("LTV"), USX Corporation ("USX"), China Steel Chemical Corporation, Broken Hill (Australia) and Wheeling-Pittsburgh Steel Corporation. The Monessen Facility currently provides approximately 3% of Koppers' coal tar. The Company's carbon black business, located in Australia, manufactures carbon black from an oil and tar based feedstock which is subjected to heat and rapid cooling within a reactor. The tar distillation plant in Australia is the major raw material supplier of coal tar based feedstock for the Company's carbon black business. Carbon black is a raw material in the manufacture of rubber tires.

  The timber preservation chemicals division operates throughout Australasia, Southeast Asia, Japan and South Africa. Timber preservation chemicals are used to impart durability to timber products used in building/construction, agricultural and heavy duty industrial markets. The most commonly used chemicals are creosote, CCA, Copper Co-Biocides, Sapstain Control Products and Light Organic Solvent Preservatives (LOSP).

  Since the closing of Woodward Coke in January 1998, the Company's coke business consists of only the Monessen Facility, which produces furnace coke. The plant consists of two batteries with a total of 56 ovens and has a total capacity of approximately 350,000 tons of furnace coke per year. All of the ovens were rebuilt in 1980 and 1981, which, together with recent improvements, makes the Monessen Facility one of the most modern coking facilities in the United States. The Monessen Facility is self-sufficient in all its energy needs other than electricity.

  The Monessen Facility qualifies for a tax credit based on its production of coke as a non-conventional fuel and the sale thereof to unrelated third parties. The tax credit generated per ton of coke is tied to a per-barrel of oil equivalent determined on a BTU basis and adjusted annually for inflation. The approximate value of this tax credit per ton of coke is $26.00. The credit is available through December 31, 2002 and provided tax benefits to Koppers of approximately $9.5 million, $9.3 million and $7.0 million in 1998, 1997 and 1996, respectively, and could provide up to $10.4 million per year thereafter, unadjusted for inflation and assuming the availability of taxable income and full production at the Monessen Facility. The Company is currently pursuing alternatives, including the sale of the Monessen Facility, to monetize some or all of these tax credits.

  Other Carbon Materials & Chemicals products include roofing pitch, used in the construction of built-up roofing systems, and refined tars, sold to manufacturers of pavement sealers for driveways and parking lots.

  Tarconord is a major regional producer of carbon pitch and related products and is strategically important to the Company because it enables the Company to access European markets for its carbon pitch and related products.

  Potential Acquisition. The Company has entered into a joint venture agreement with Tangshan Iron & Steel Co. ("TISCO") and Jingtan Port Authority to rehabilitate and operate a tar distillation facility in China for a Company contribution of approximately $10.5 million. The joint venture, which will be 60% owned by the Company, is expected to begin production of coal tar products by the end of 2000. The projected cash outlays are anticipated to be $6.0 million in 1999 and $4.5 million in 2000. The Company anticipates the closing will occur during the second quarter of 1999, subject to certain conditions including the approval of various governmental authorities.

Railroad & Utility Products

  The Company markets treated wood products primarily to the railroad and public utility markets, primarily in the United States and Australia. The Railroad & Utility Products division's profitability is primarily influenced by the demand for railroad products and services by Class 1 railroads, demand for transmission and distribution poles by electric utilities and its cost to procure wood. Historically, sales of railroad products and services have represented approximately two-thirds of the Railroad & Utility Products division's net sales. Railroad products include items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and pilings used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products division operates 22 wood treating plants and 12 pole distribution yards located throughout the United States and Australasia. The Company's network of plants is strategically located near timber supplies to enable it to access raw materials and service customers effectively. In addition, Koppers' crosstie treating plants abut railroad customers' track lines, and its pole distribution yards are located near Koppers' utility customers in the northeast and midwest regions of the United States.

  The Railroad & Utility Products business supplies treated crossties and other products and services to the railroad industry. The Railroad & Utility Products division's largest customer base is the Class 1 railroad market, which buys 67% of all crossties produced in the United States. Koppers has also been expanding key relationships with the approximately 500 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 18 million replacement crossties purchased per year. The Company currently has contracts with eight of the nine United States Class 1 railroads and has enjoyed long-standing relationships, some of more than 50 years, with this important customer base. These relationships, coupled with a growing interest on the part of railroads to outsource non-core activities, have enabled the Company to position itself for growth by offering new services to railroads at a cost lower than the railroads' internal cost. Such new services include assembling track sections and affixing fastening devices at the treating plant rather than field locations; fabricating specialty track items such as turnouts; and disposing of discarded ties in an environmentally safe manner in high temperature boilers. In 1998, approximately 12% of Railroad & Utility Products' net sales were derived from these types of services to railroads. The Company intends to capitalize on its relationships with railroads by expanding its current service offerings, including track panels, specialty track components and railroad tie disposal.

  The division's top 10 customer accounts comprised approximately 65% of Railroad & Utility Products' net sales for 1998 and are serviced through long-term contracts ranging from one to twelve years on a requirements basis. Koppers' sales to the railroad and utility industries are coordinated through its office in Pittsburgh, Pennsylvania. The Company's principal competitor in the railroad products market is Kerr-McGee Chemical Corp.

  Hardwood lumber accounts for approximately 60% of a finished crosstie's cost. The Company obtains its hardwood supply from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the United States. Hardwood prices fluctuate with demand from competing hardwood lumber markets such as flooring and pallets. The wood is taken by either truck or rail from Company-operated collection points directly into its treating plants, where it is pressure treated with creosote, a product of the Carbon Materials & Chemicals division. Over the last ten years, the Railroad & Utility Products division purchased all of its creosote requirements from the Carbon Materials & Chemicals division. In addition, several railroads procure their own raw materials and ship them into the Company's plants for treating services.

  The Company believes that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete ties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, the Company acquired a 50% partnership interest in KSA Limited Partnership ("KSA"), a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 1998, an estimated 1.3 million concrete crossties, or 7% of total tie insertions, were installed by Class 1 railroads. The Company believes that concrete ties will continue to command approximately this level of market share. KSA produced approximately 165,000 concrete crossties in 1998, or 13% of the U.S. estimated concrete tie market. While the cost of material and installation of a concrete tie is higher than that of a wood tie, the average life of wood and concrete ties are similar, although concrete generally performs better in high weight bearing, high traffic areas and is attractive to railroads for these purposes.

  Utility poles are produced mainly from softwoods such as pine and fir, which have been subject to steady price increases in recent years due primarily to increased demand for softwood materials in the paper and construction industries. The majority of the softwood used for poles is purchased from large timber owners and individual landowners and shipped to one of the Company's pole-peeling facilities. While crossties are treated exclusively with creosote, the Company treats poles with a variety of preservatives including pentachlorophenol ("Penta"), CCA and creosote.

  The market for utility pole products is characterized by a large number of smaller, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically with over 300 investor-owned electric and telephone utilities and 1,800 smaller municipal utilities and Rural Electric Associations ("REAs"). Approximately 2.4 million poles are purchased annually in the United States, with a smaller market in Australia. From 1996 to 1999, the Company has seen its utility pole volumes decrease due to industry deregulation and its impact on maintenance programs. The Company expects demand for utility poles to remain at lower levels.

  In 1998, pole products accounted for approximately one-fourth of Railroad & Utility Products' net sales. Principal competitors in the utility products market are McFarland Cascade, North Pacific Lumber and Atlantic Wood Industries Inc. There are few barriers to entry in the utility products market, believed by the Company to consist of mostly regional wood treating companies which typically operate small to medium size plants and serve local clients.

Equity Investments and Related Parties

 Tarconord

  Tarconord, with one operating location in Denmark and four in the United Kingdom, produces and markets carbon pitch, naphthalene and related products for the European and Middle Eastern markets. The Company's 50% partner in Tarconord is Tarco A/S, a road paving and industrial piping company also located in Denmark.

  Tarconord markets its primary product, carbon pitch, to aluminum producers in Norway, the Netherlands and northern Germany. Coal tar supplies are primarily purchased from steel producers in Scandinavia, Poland, the states of the former Soviet Union, Germany and the United Kingdom.

  Tarconord helps to position the Company as not only one of the two largest carbon pitch suppliers in the world, but also as the only such supplier operating on four continents. Management believes that this global presence represents a significant competitive advantage in serving multinational and domestic aluminum manufacturers.

  Tarconord's profitability in 1998 has been negatively impacted by excess supplies of carbon pitch in Europe. This situation is expected to continue in the near term.

 Domestic Joint Venture: KSA

  KSA, located in Portsmouth, Ohio, produces concrete crossties, a complementary product to the Company's treated wood crosstie business.

  Other interests are held by Sherman International Corp. (24%), Abetong America, Inc. (24%) and Sherman Abetong, Inc. (2%). KSA was formed to construct, own and operate a concrete railroad crosstie manufacturing facility located in Portsmouth, Ohio. KSA's major customer is CSX Transportation, Inc. ("CSX"), which has a contract with the joint venture for 1.0 million concrete ties, approximately 0.75 million of which have been supplied since the start-up of operations in 1992. It has also expanded its product offerings to include concrete turnouts, used in rail traffic switching, and used crosstie rehabilitation.

  The following table presents total sales, equity in earnings and dividends received with respect to each of the Company's significant joint ventures, excluding Koppers Australia which is now consolidated, for the years ended December 31, 1998, 1997 and 1996.

                                                      Years Ended December 31,
                                                    ----------------------------
                                                      1998      1997      1996
                                                    -------- --------- ---------
                                                     (U.S. dollars in millions)
Tarconord
  Total sales...................................... $   94.1 $   107.1 $   118.2
  Equity in earnings...............................      0.0       1.7       1.6
  Dividends received...............................      0.6       1.2       2.4
KSA
  Total sales...................................... $   17.8 $    13.2 $    15.6
  Equity in earnings...............................      1.8       1.2       1.5
  Dividends received...............................      0.5       1.3       1.0

Research and Development

  As of December 31, 1998, the Company had eleven full-time employees engaged in research and development and technical service activities. The Company's research efforts are directed toward further development and utilization of products and technology developed from coal tar and technical service efforts to promote further use of creosote. The Company believes the research and technical efforts currently expended in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 1998, 1997 and 1996 were $2.3 million, $1.8 million and $1.0 million, respectively.

Technology and Licensing

  In 1988, Koppers acquired certain assets from Old Koppers including the patents, patent applications, trademarks, copyrights, transferable licenses, inventories, trade secrets, and proprietary processes used in the businesses acquired. The most important trademark acquired was the name "Koppers." The association of the name with the chemical, building, wood preservation and coke industries is beneficial to the Company, as it represents longstanding, high-quality products. Included in the patents that were acquired by Koppers were patents for pitch quality controls (both in tar plants and aluminum plants), wood preservatives and additives, and tar distillation.

Environmental Matters

  Like companies involved in similar environmentally sensitive businesses, the Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning, among other things, the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emissions of substances into the air or otherwise relating to environmental protection and various health and safety matters (collectively, "Environmental Laws"). In the United States, the Clean Air Act and Clean Water Act, each as amended, impose stringent standards on air emissions and water discharges, respectively. Under the Resource Conservation and Recovery Act, as amended ("RCRA"), a facility that treats, stores or disposes of hazardous waste on-site may be liable for corrective action costs, and a facility that holds a RCRA permit may have to incur costs relating to the closure of certain "hazardous" or "solid" waste management units. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and similar state laws, an owner or operator of property at which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination and related natural resource damages. In addition, under CERCLA, the generator of hazardous substances may be strictly, and jointly and severally liable for any required investigation or remediation at third-party disposal sites and related natural resource damages. The Environmental Laws are subject to frequent amendment. The sanction for failure to comply with such Environmental Laws can include significant civil penalties, criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with violations of or liability under Environmental Laws.

  In addition, Koppers Australia holds licenses issued by the various regulatory authorities which regulate the use and management of chemicals stored on operational sites and the management of discharges to air, surface/groundwater and waste disposal.

  In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded in full to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two year period, the Company supplemented its initial response to the EPA several times as the EPA made supplemental requests. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. In the meeting, the EPA suggested that the Company and the EPA negotiate an agreement. Included among the suggestions for settlement were a continuation of the Company's ongoing efforts to develop a better environmental management system, to conduct third party environmental audits, and to evaluate aging equipment and facilities that may have the potential to impact adversely the quality of wastewater discharged to the environment or to publicly owned treatment facilities. The EPA did not propose a penalty or suggest a range in which a penalty, if any, might be sought. At this time without knowing the details behind the summary of the EPA's alleged violations, it is impossible to predict the amount of any penalty. There can be no assurance that any monetary penalty and the cost of any supplemental environmental projects will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Part of the allegations asserted by the EPA concern Woodward Coke and the Logansport, Louisiana wood treating plant. During a Company-initiated investigation at Woodward Coke, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport plant, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA.

  In 1997 the Company paid a civil penalty in the amount of $0.5 million to the Jefferson County Department of Health ("Jefferson County") in settlement of various alleged air pollution violations concerning emissions from Woodward Coke for the period from May 25, 1992 to March 1, 1996 and in settlement of various alleged air pollution violations concerning benzene abatement equipment at Woodward Coke that had been discovered as a result of a Company-initiated investigation. On February 14, 1997 the EPA issued a notice of violation for the same alleged air pollution violations concerning emissions which were the subject of the Jefferson County suit. In January 1998 the Company ceased operations at Woodward Coke. On February 8, 1998 Jefferson County requested that the original settlement agreement be modified to include alleged air emission violations for the period of August 1997 to January 1998 and proposed an additional civil penalty of $0.6 million. The Company is currently in the process of reviewing the proposed modification and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  For the last three fiscal years, the Company's average capital expenditures for environmental matters were approximately $3.4 million, and operating expenses for environmental matters, including depreciation, averaged approximately $13.9 million. The Company currently estimates that capital expenditures in connection with matters relating to environmental control will be approximately $5.9 million for 1999. Because Environmental Laws have historically become more stringent, costs and expenses relating to environmental control and compliance may increase in the future. Also, Koppers may have to incur additional capital expenditures and compliance costs (which it is unable to estimate at this time) in connection with the resolution of the EPA matters. As such, there can be no assurance that costs of compliance with existing and future Environmental Laws will not exceed current estimates and will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Under the terms of the Asset Purchase Agreement between the Company and Old Koppers (now known as Beazer East, Inc.) at the formation of Koppers in 1988, Beazer East assumed the liability for and indemnified Koppers against (among other things) cleanup liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East, and third-party claims arising from such contamination under the Indemnity. Beazer East's performance of the Indemnity is unconditionally guaranteed by Beazer Limited under the Guarantee. The obligations of Beazer Limited under the Guarantee may be enforced directly against Beazer Limited without notice of default to Beazer East and without making any demand on, obtaining any judgment or order or commencing any legal proceeding against, or taking any other action against Beazer East. Beazer East is actively fulfilling its obligations to conduct investigative, cleanup and closure programs at the properties which Koppers acquired from Beazer East in accordance with the requirements of regulatory authorities. The Indemnity is not applicable to sites acquired since the formation of Koppers, for which separate indemnifications have been negotiated where appropriate. Management believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $12 million per year. However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, and if Koppers were required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if Koppers were required to record a contingent liability in respect of environmental matters covered by the Indemnity on its balance sheet, the result could be that Koppers would have significant negative net worth.

  Five of the sites owned and/or operated by Koppers are listed on the National Priorities List ("NPL") promulgated under CERCLA. These sites are the Feather River, California wood treating facility, the Gainesville, Florida wood treating facility, the Galesburg, Illinois wood treating facility, the Florence, South Carolina wood treating facility, and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many of Koppers' sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted on several such sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In regard to environmental claims or environmental cleanup liabilities, the Indemnity provides four different mechanisms by which Beazer East will indemnify Koppers. First, if the claim or liability involves hazardous substances that were generated at facilities owned or operated before the Acquisition and disposed of at third-party locations before the Acquisition, then Beazer East will indemnify Koppers regardless of when the claim or liability is asserted. Second, if the claim involves a personal injury asserted by an employee as a result of exposure to toxic substances in the workplace, then the claim is allocated in proportion to the length of time the employee worked for each entity. Third, if the claim involves costs for disposal of contaminated soil from facilities owned or operated before the Acquisition and generated as a result of a voluntary decision by Koppers, then Beazer East will indemnify Koppers for ninety percent (90%) of all disposal costs over $0.1 million in any single year. Fourth, if the claim or cleanup liability involves investigation, response, removal, or remedial costs at facilities owned or operated before the Acquisition and for conditions occurring or existing prior to or at the Acquisition, then Beazer East will indemnify Koppers provided the claim or liability is a pre-Acquisition environmental claim or a pre-Acquisition environmental cleanup liability. A claim or liability can acquire the pre-Acquisition status two ways. It can be asserted by a third party (someone other than Koppers) before the twelfth anniversary of the Acquisition (December 29, 2000). Or Beazer East can receive from anyone, including Koppers, "specific and particularized notice with respect to acts, omissions, conditions or circumstances that may give rise" to the claim or liability before the twelfth anniversary of the Acquisition.

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

  In 1997 Koppers evaluated the environmental liabilities related to the manufacturing sites associated with the Acquisition. The evaluation was based on a report prepared by an independent consultant, which utilized site-specific public information to the extent available, as supplemented by (among other things) its technical knowledge and expertise, published resources regarding costing of remediation techniques and specified technical cost and regulatory assumptions. The evaluation and report estimated that approximately $111.1 million would be expended at these sites for environmental remediation during the period of 1998 to 2042. Koppers estimates that approximately $92.9 million of this amount is covered under the Indemnity, that it is responsible for $0.1 million, and that identified third parties are responsible for the remaining $18.1 million. Information derived from the independent consultant's report indicates that, for the years ending December 31, 1999, 2000, 2001 and 2002 environmental expenses will total approximately $8.1 million, $6.9 million, $9.1 million and $10.8 million, respectively. There can be no assurance, however, that the actual liabilities associated with the investigation, cleanup and closure of these sites will not exceed this estimate. The factors that could affect the continuing validity of the estimate include: new information about the contamination at the sites that is contrary to previous assumptions, new interpretations of existing Environmental Laws, new and more stringent Environmental Laws, and more vigorous enforcement policies of regulatory authorities. Further, in the event that Beazer East does not fulfill its commitments under the Indemnity or the identified third parties do not fulfill their commitments, Koppers may be required to pay costs that would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

  At the acquisition of the Monessen Facility, the Company entered into a consent order and agreement with the Pennsylvania Department of Environmental Protection ("PADEP") (the "Monessen Consent Order") pursuant to which the Company's liabilities for environmental cleanup have been capped at $0.6 million for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to the Company by the seller of that facility, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which was not identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $0.6 million "cap" contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

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

  Koppers purchased a tar distillation facility located in Clairton, Pennsylvania from Aristech in April 1996. This tar distillation facility is located within the boundaries of a coke facility owned and operated by U.S. Steel Group, Inc. ("U.S. Steel"), a subsidiary of USX. USX had sold the tar distillation facility to Aristech in 1986. At the time of the purchase there were several existing environmental issues at the tar distillation facility. When USX sold the tar distillation facility to Aristech, it provided Aristech with a broad indemnity for environmental contamination that predated the 1986 sale of the tar distillation facility to Aristech. When Koppers purchased the tar distillation facility from Aristech, it assumed Aristech's obligations and gained Aristech's protections under the USX indemnity agreement. The principal obligation is that Koppers must pay for ten percent (10%) of the environmental remediation costs incurred by USX in implementing a consent decree concerning the tar distillation facility and USX's surrounding coke facility, up to a maximum combined payment by both Koppers and Aristech of $0.5 million. Prior to Koppers' purchase of the tar distillation facility, Aristech had made payments of approximately $0.2 million under the USX indemnity agreement. To date, Koppers has not made any payments under this indemnity provision. As part of the agreement with Aristech, Koppers agreed to indemnify Aristech for environmental claims arising from operations at the tar distillation facility. However, the requirement for Koppers to indemnify Aristech has several exceptions, including but not limited to: claims for which USX will provide indemnification, personal injury claims arising from a pre-sale chemical release, and any incident listed on a schedule to the asset purchase agreement.

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

  Koppers has made other asset acquisitions that involved the purchase of real property. While environmental indemnifications were obtained as part of the transactions, the limited financial resources of the selling parties makes fulfillment of these indemnifications unlikely. Material pre-purchase environmental conditions identified during the due diligence leading up to these acquisitions were addressed either before the purchase or immediately afterwards.

  On occasion, Koppers Australia has been served with notices relating to environmental compliance issues arising in connection with its operations. Koppers Australia had been served with a notice by the Tasmanian Department of Environment and Land Management ("DELM") which alleged that the Longford, Tasmania facility was not in compliance with certain water discharge requirements; the DELM rescinded this notice in 1998. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Rockhampton and Takura, Queensland facilities are listed on the Queensland register of contaminated sites as "probable sites". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Employees and Employee Relations

  As of January 31, 1999, the Company employed 622 salaried employees and 1,306 hourly employees. Listed below is a breakdown of employees by business segment, including administration.

                                                                    Non-
Division                                                 Salaried Salaried Total
--------                                                 -------- -------- -----
Carbon Materials & Chemicals............................   267       572     839
Railroad & Utility Products.............................   263       728     991
Administration..........................................    92         6      98
                                                           ---     -----   -----
  Total Employees.......................................   622     1,306   1,928
                                                           ===     =====   =====

  Of the Company's 1,928 employees, approximately 58% are represented by 17 different unions and covered under 29 separate labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with more than 500 employees. Another significant affiliation is the Paper, Allied-Industrial, Chemical & Energy Workers' International Union (PACE), with approximately 300 employees at four facilities. Labor contracts expiring in 1999 represent approximately 13% of total employees.

ITEM 2. Properties

  The principal fixed assets of the Company consist of its production, treatment, and storage facilities and its transportation and plant vehicles. Its production facilities consist of 12 Carbon Materials & Chemicals facilities and 23 Railroad & Utility Products facilities. See "Business-- Carbon Materials & Chemicals," and "Business--Railroad & Utility Products". As of December 31, 1998, vehicles and equipment represented approximately 35% of the Company's total assets, as reflected in its consolidated balance sheet. The following chart sets forth information regarding the Company's operating facilities:

                                                                           Description of
Segment/Primary Product Line              Location              Acreage   Property Interest
----------------------------              --------              -------   -----------------
Carbon Materials &
 Chemicals
Wood Preservation
 Chemicals                    Auckland, New Zealand               1.3          Leased
Carbon Pitch                  Clairton, Pennsylvania               17           Owned
Wood Preservation
 Chemicals                    Fiji                                 .7           Owned
Carbon Pitch                  Follansbee, West Virginia            32           Owned
Carbon Black                  Kurnell, New South Wales             20          Leased
Carbon Pitch                  Mayfield, New South Wales            26           Owned
Furnace Coke                  Monessen, Pennsylvania               45           Owned
Wood Preservation
 Chemicals                    Penang, Malaysia                      3          Leased
Carbon Pitch                  Portland, Oregon                      6          Leased
Carbon Pitch, PAA             Stickney, Illinois                   38           Owned
Wood Preservation
 Chemicals                    Trentham, Victoria                   24           Owned
Carbon Pitch                  Woodward, Alabama                    23           Owned
Railroad & Utility
 Products
Prefabricated Rail
 Sections                     Alorton, Illinois                  12.2   6.6 Leased, 5.6 Owned
Utility Poles                 Bunbury, West Australia              40    12 Leased, 28 Owned
Utility Poles, Railroad
 Crossties                    Denver, Colorado                     64           Owned
Utility Poles                 Feather River, California           156           Owned
Utility Poles                 Florence, South Carolina            200           Owned
Utility Poles                 Gainesville, Florida                 86           Owned
Railroad Crossties            Galesburg, Illinois                 125          Leased
Utility Poles                 Grafton, New South Wales            100           Owned
Railroad Crossties            Green Spring, West Virginia          98           Owned
Utility Poles, Railroad
 Crossties                    Grenada, Mississippi                154           Owned
Railroad Crossties            Guthrie, Kentucky                   122           Owned
Utility Poles                 Hume, Australia Capital Territory    50       99 Year Lease
Utility Poles                 Logansport, Louisiana                30           Owned
Utility Poles                 Longford, Tasmania                 16.5           Owned
Utility Poles                 Montgomery, Alabama                  84           Owned
Railroad Crossties            N. Little Rock, Arkansas            148           Owned
Railroad Crossties            Roanoke, Virginia                    91           Owned
Utility Poles                 Rockhampton, Queensland             3.5          Leased
Railroad Crossties            Somerville, Texas                   244           Owned
Railroad Crossties            Superior, Wisconsin                 120           Owned
Railroad Crossties            Susquehanna, Pennsylvania           109           Owned
Utility Poles                 Takura, Queensland                   79          Leased
Utility Poles                 Thornton, New South Wales            15           Owned

  The Company's corporate headquarters are located in approximately 50,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania. The office space is leased from Axiom Real Estate Management, Inc. pursuant to an 11-year lease, with the initial term expiring December 31, 2003. The lease provides for an additional five-year renewal option.

ITEM 3. Legal Proceedings

  In 1997 the Company paid a civil penalty in the amount of $0.5 million to the Jefferson County Department of Health in settlement of various alleged air pollution violations concerning emissions from Woodward Coke for the period from May 25, 1992 to March 1, 1996 and in settlement of various alleged air pollution violations concerning benzene abatement equipment at Woodward Coke that had been discovered as a result of a Company-initiated investigation. On February 14, 1997 the EPA issued a notice of violation for the same alleged air pollution violations concerning emissions as was the subject of the Jefferson County suit. In January 1998 the Company ceased operations at Woodward Coke. On February 8, 1998 Jefferson County requested that the original settlement agreement be modified to include alleged air emission violations for the period of August 1997 to January 1998 and proposed an additional civil penalty of $0.6 million. The Company is currently in the process of reviewing the proposed modification and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. See "Business-- Environmental Matters."

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  At a special meeting of shareholders on November 13, 1998, Robert Cizik was unanimously elected to the Board of Directors effective January 1, 1999. Not voted upon, but continuing as Directors after the meeting were Robert K. Wagner, Walter W. Turner, Clayton A. Sweeney, Brooks C. Wilson, N. H. Prater, Christian L. Oberbeck and Charles P. Durkin, Jr.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Currently, there is no established public trading market for the Common Stock. At March 1, 1999 the Company had 1.5 million shares of Common Stock outstanding. Of the total, 1.2 million shares of the Common Stock were owned by 181 Management Investors, with the remainder owned by the Company's Employee Savings Plan. The terms and conditions of ownership, including voting rights and dividends, are governed by the Restated Articles of Incorporation of the Company and the stockholders' agreement by and among the Company, Saratoga and the Management Investors, dated as of December 1, 1997 (as amended, the "New Stockholders' Agreement"). See "Directors and Executive Officers of the Registrant--Stockholders' Agreement."

  Each share of Common Stock has an equal and ratable right to receive dividends to be paid from the Company's assets legally available therefor when, as, and if declared by the Board of Directors. The declaration and payment of dividends on the Common Stock are subject to the Company's credit and loan agreements, are subject to the provisions of the indenture which governs the New Notes, are subject to the supermajority vote requirements of the New Stockholders' Agreement, and are subject to the provisions of any series of preferred stock, including the Preferred Shares held by Saratoga, which may, at the time, be outstanding. On February 25, May 30, and August 29, 1997 the Company declared dividends of $0.085 per common share and common share equivalent. There were no dividends declared or paid in 1998.

ITEM 6. Selected Financial Data

                                            Years Ended December 31,
                                     ------------------------------------------
                                       1998     1997     1996     1995    1994
                                     -------  -------  -------  ------- -------
                                       (In millions except shares figures)
Income Statement Data:
Net Sales........................... $ 670.6  $ 593.1  $ 588.5  $ 525.7 $ 476.4
  Cost of sales.....................   555.7    501.4    496.1    440.7   407.5
  Depreciation and amortization.....    30.6     23.5     21.8     17.5    16.7
  Selling, general and
   administrative...................    37.7     28.1     27.5     27.6    24.0
  Restructuring charges (1).........    (1.0)    45.4     15.5       --     2.5
                                     -------  -------  -------  ------- -------
Operating profit (loss).............    47.6     (5.3)    27.6     39.9    25.7
Equity in earnings of affiliates....     2.4      5.3      9.6      9.2     5.3
Other income (expense) (2)..........      --     (1.4)   (12.6)     0.4     0.5
Interest expense....................    29.7     17.3     16.6     15.1    13.6
                                     -------  -------  -------  ------- -------
Income (loss) before income tax
 provision (benefit), minority
 interest and extraordinary item....    20.3    (18.7)     8.0     34.4    17.9
Income tax provision (benefit)......    (0.3)   (19.7)    (6.1)    10.0     5.0
Minority interest...................     0.5       --       --       --      --
                                     -------  -------  -------  ------- -------
Income before extraordinary item....    20.1      1.0     14.1     24.4    12.9
Net income (loss) (3)...............    20.1     (5.7)    14.1     24.4    11.1
Payment-in-kind dividends on
 preferred stock....................      --       --       --       --     0.9
                                     -------  -------  -------  ------- -------
Net income (loss) to common stock... $  20.1  $  (5.7) $  14.1  $  24.4 $  10.2
Earnings per share of common stock
 before extraordinary item:
  Basic earnings per share of common
   stock............................ $ 12.64  $  0.17  $  1.54  $  3.18 $  2.16
                                     =======  =======  =======  ======= =======
  Diluted earnings per share of
   common stock..................... $  4.85  $  0.12  $  1.47  $  2.36 $  1.13
                                     =======  =======  =======  ======= =======
Earnings (loss) per share of common
 stock:
  Basic earnings (loss) per share of
   common stock..................... $ 12.64  $ (0.92) $  1.54  $  3.18 $  1.83
                                     =======  =======  =======  ======= =======
  Diluted earnings (loss) per share
   of common stock.................. $  4.85  $ (0.65) $  1.47  $  2.36 $  0.96
                                     =======  =======  =======  ======= =======
Balance Sheet Data (end of period):
Working capital..................... $ 104.9  $ 109.2  $  77.7  $  80.1 $  79.1
Total assets........................   481.6    500.2    411.2    349.0   294.2
Total debt (4)......................   332.7    320.7    209.9    174.0   159.0
Preferred stock (5).................      --       --       --      0.3     0.3
Common stock subject to redemption
 (6)................................    21.1     26.4     24.0     23.7    15.5
Common equity.......................    (8.6)   (14.6)    54.1     54.3    36.5
Other Data:
Cash dividends per common share..... $    --  $  0.26  $  0.34  $  0.25 $    --
Capital expenditures................    20.2     19.8     21.7     15.2    16.3
Acquisitions and related capital
 expenditures.......................     2.6     34.1     39.5     34.9      --

--------
(1) The 1997 charges were comprised of $39.9 million related to the closure of Woodward Coke, and $5.5 million related to the Feather River, California co-generation and wood treating facilities. In 1998, approximately $1.0 million of plant closing reserves were credited to income as the result of a negotiated reduction in a contractual penalty obligation related to the Feather River, California cogeneration facility. The 1996 charges included $7.4 million primarily related to the closing of the Company's tar distillation facility located in Houston, Texas, $5.4 million of charges related to capacity rationalization at Woodward Coke, and $2.6 million of severance charges for salaried employees as a result of workforce reductions at various locations. The 1994 charges reflect severance costs for salaried employees as a result of workforce reductions at various locations. See Note 3 of the Notes to Consolidated Financial Statements of the Company.

(2) Other expense for 1997 is for the write-off of expenses related to an Initial Public Offering which was withdrawn in 1997. Other expense for 1996 consists of a $10.1 million charge related to a settlement for a legal judgment rendered against the Company in connection with product liability claims from the Company's roofing business for years prior to the formation of the Company in 1988 (the "OCF Settlement"), and a $2.5 million legal settlement to CSX. See Note 12 of the Notes to Consolidated Financial Statements of the Company.

(3) Net income for 1997 and 1994 includes extraordinary losses on early extinguishment of debt of $6.6 million and $1.8 million, respectively. See
    Note 5 of the Notes to Consolidated Financial Statements of the Company.

(4) The Company sold $175.0 million of 9 7/8% Senior Subordinated Notes due 2007 on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia). See Note 5 of the Notes to Consolidated Financial Statements of the Company.

(5) On December 1, 1997 the Company converted 2.1 million shares of voting and non-voting Common Stock held by Saratoga into 2.1 million Preferred Shares, which entitles Saratoga to elect a majority of the Board of Directors and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all other matters subject to a stockholder vote. See Notes 2 and 6 of the Notes to Consolidated Financial Statements of the Company. On February 10, 1994 the Company issued $110.0 million of unsecured ten-year, 8 1/2% senior notes, of which $53.5 million was used to redeem all the Series A exchangeable preferred stock which had been issued at the inception of the Company.

(6) Represents the amount necessary to redeem stock held by Management Investors upon termination of their employment with the Company pursuant to the New Stockholders' Agreement. See Note 7 of the Notes to Consolidated Financial Statements of the Company.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Change in Composition of Segments. The Company is a leading integrated producer of carbon compounds and treated wood products for use in a variety of markets. The Company's products and operations are divided into two businesses: Carbon Materials & Chemicals and Railroad & Utility Products. In early 1998, the Company ceased operations at Woodward Coke; subsequently, its remaining operational coke facility located in Monessen, Pennsylvania has been added to the Carbon Materials & Chemicals division. Additionally, Koppers Australia, which operates in businesses similar to the Company's domestic businesses, has been incorporated into those segments because management believes the long-term financial performance of the businesses comprising these segments is affected by similar economic conditions. Results related to Woodward Coke are included in "All Other". Segment information has been reconfigured to reflect these changes, and 1997 and 1996 have been restated to provide comparability with the current presentation.

Results of Operations

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                               Years Ended December 31,
                                              ------------------------------
                                                 1998       1997       1996
                                              --------   --------   --------
Net sales (In millions):
  Carbon Materials & Chemicals...............   $346.7     $285.9     $281.6
  Railroad & Utility Products................    320.7      255.2      239.9
  All Other..................................      3.2       52.0       67.0
                                              --------   --------   --------
    Total....................................   $670.6     $593.1     $588.5
                                              ========   ========   ========
Segment sales as percentage of total:
  Carbon Materials & Chemicals...............     51.7%      48.2%      47.9%
  Railroad & Utility Products................     47.8%      43.0%      40.8%
  All Other..................................      0.5%       8.8%      11.3%
                                              --------   --------   --------
    Total....................................    100.0%     100.0%     100.0%
Gross margin by segment (after depreciation
 and amortization):
  Carbon Materials & Chemicals...............     14.5%      16.8%      15.8%
  Railroad & Utility Products................     11.3%      10.9%      10.9%
  All Other..................................     (0.3)%     (1.5)%       --%
                                              --------   --------   --------
    Total....................................     12.6%      11.3%      12.0%
Operating margin by segment:
  Carbon Materials & Chemicals...............      7.9%      11.2%       7.7%
  Railroad & Utility Products................      7.0%       4.0%       5.1%
  All Other..................................     (0.3)%     (8.0)%     (1.1)%
                                              --------   --------   --------
    Total....................................      7.1%      (0.9)%      4.7%

 Comparison of Results of Operations for the Years Ended December 31, 1998 and 1997.

  Net Sales. Net sales for the year ended December 31, 1998 were higher than the same period in 1997, as approximately $105 million of net sales from the acquisition of Koppers Australia more than offset a reduction of $52.0 million of sales as a result of the closure of Woodward Coke. Net sales for Carbon Materials & Chemicals increased as Koppers Australia contributed $84.8 million of net sales to this segment. Net sales for the domestic portion of Carbon Materials & Chemicals decreased compared to the prior year period due to reductions in sales for PAA as a result of lower pricing coupled with reductions in carbon pitch volumes. Net sales for Railroad & Utility Products increased compared to the prior year due to $20.6 million in net sales from Koppers Australia coupled with increases in sales volumes and prices for railroad crossties. Net sales for All Other represent liquidation of remaining inventories at Woodward Coke.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased due to the positive effects of the ceasing of operations at Woodward Coke and the acquisition of Koppers Australia more than offsetting lower PAA prices and lower carbon pitch volumes in 1998. Gross margins for Carbon Materials & Chemicals decreased as a result of a 23.5% reduction in PAA prices as compared to the prior year period, coupled with higher unit costs for carbon pitch as a result of lower production volumes in 1998. Gross margin for Railroad & Utility Products increased due to higher volumes and prices for railroad crossties.

  Depreciation and Amortization. The increase in depreciation and amortization for 1998 as compared to the prior year was due to additional depreciation and amortization for Koppers Australia more than offsetting the reduction in depreciation as a result of the closure of Woodward Coke.

  Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales increased as a result of the consolidation of Koppers Australia and $1.8 million of Year 2000 computer costs more than offsetting $0.8 million of severance charges in the prior year period.

  Restructuring Charges. The restructuring credit for 1998 was the result of a negotiated reduction in a contractual penalty obligation related to the Feather River, California cogeneration facility. Restructuring charges for 1997 included $39.9 million related to the closing of Woodward Coke and $5.5 million related to the closing of the cogeneration facility and write-down of assets at the adjacent wood treating facility located in Feather River, California.

  Equity in Earnings of Affiliates. Equity earnings for 1998 were lower than the prior year period as a result of the consolidation of Koppers Australia coupled with lower earnings from Tarconord A/S in 1998 due to difficult market conditions for carbon pitch in Europe.

  Interest Expense. Interest expense increased in 1998 as compared to the prior year due to higher debt levels in 1998 as a result of the Recapitalization.

  Income Taxes. The Company's effective income tax rate for the year ended December 31, 1998 increased due to restructuring charges of $45.4 million and an extraordinary loss of $9.6 million in 1997. The reduction from statutory rates for both years was due primarily to energy tax credits at the Monessen Facility. The credit is available through December 31, 2002 and, based on current production levels at the Monessen Facility, could provide up to $10.4 million of tax credits annually, unadjusted for inflation. Use of the tax credits is limited to the availability of taxable income.

  Net Income. Net income for 1998 compared to the same period last year increased primarily as the result of non-recurring charges in 1997 coupled with earnings from Koppers Australia in 1998 more than offsetting lower earnings from the domestic Carbon Materials & Chemicals business and higher interest expense in 1998.

  Earnings Per Share. Earnings per share for 1998 have been positively impacted by approximately $55 million of net share repurchases from December 1997 through April 1998.

 Comparison of Results of Operations for the Years Ended December 31, 1997 and 1996.

  Net Sales. Net sales for the year ended December 31, 1997 were higher than in 1996 as higher sales for PAA and railroad crossties more than offset reductions in sales for Woodward Coke and utility poles. Net sales for Carbon Materials & Chemicals increased due primarily to increases in volumes and prices for PAA of 18.2% and 6.2%, respectively. The increase in net sales for Railroad & Utility Products was due to higher railroad crosstie volumes and prices, which more than offset a 5.7% reduction in sales volumes for utility poles. Net sales for All Other decreased due to lower production and shipments as the result of capacity rationalization at Woodward Coke.

  Gross Profit After Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased due primarily to losses incurred at Woodward Coke. Gross margin for Carbon Materials & Chemicals increased primarily as the result of increases in volumes and pricing of PAA in 1997 as noted above. Gross margin for Railroad & Utility Products was consistent with the prior year. Gross margin for All Other decreased due to higher unit costs incurred as the result of reduced production at Woodward Coke, coupled with costs associated with unusual returns and credits issued to customers.

  Depreciation and Amortization. The increase in depreciation and amortization for 1997 as compared to the prior year was due primarily to the Company's ongoing capital expenditures program.

  Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales was consistent with the prior year period, as lower expenses for salaries and benefits were offset by modest increases in various other expenses in 1997.

  Restructuring Charges. Restructuring charges for 1997 included $39.9 million related to the closing of Woodward Coke and $5.5 million related to the closing of the cogeneration facility and write-down of assets at the adjacent wood treating facility located in Feather River, California. Restructuring charges for 1996 were comprised of plant closing charges of $7.4 million, capacity rationalization charges of $5.4 million and severance charges of $2.6 million. Plant closing charges included $6.5 million for the Houston, Texas carbon materials facility and $0.9 million for the Carrollton, Ohio refractory materials facility. The plant closing charges consisted primarily of write-downs of property and equipment, environmental remediation and severance costs. Capacity rationalization charges of $5.4 million at Woodward Coke primarily included property and equipment write-downs. See "--Liquidity and Capital Resources- Restructuring Charges."

  Equity in Earnings of Affiliates. Equity earnings for the year ended December 31, 1997 were lower than the prior year period primarily as a result of lower earnings from Koppers Australia. The lower earnings were due to higher maintenance and repair expenses, a stronger U.S. currency rate, and compensation costs related to the acquisition of Koppers Australia by the Company in 1997.

  Other Expense. Other expense for the year ended December 31, 1997 consisted of the write-off of $1.4 million of deferred expenses related to the Initial Public Offering which was withdrawn in the second quarter. Other expense for the prior year period consisted of litigation charges related to the OCF Settlement and CSX. See Note 12 of the Notes to Consolidated Financial Statements of the Company.

  Income Taxes. The similar negative effective income tax rates for the years ended December 31, 1997 and 1996 were due to restructuring charges in 1997 and restructuring and litigation charges in 1996, coupled with the utilization of $9.3 million and $7.0 million of energy tax credits from the Monessen Facility in 1997 and 1996, respectively. The credit is based on the production of coke as a non-conventional fuel source and the sale thereof to unrelated third parties.

  Net Income. Net income for the year ended December 31, 1997 decreased due primarily to restructuring charges of $45.4 million and extraordinary charges of $6.6 million exceeding 1996 restructuring charges of $15.5 million and litigation charges of $12.6 million.

Liquidity and Capital Resources

  The Company's liquidity needs are primarily for debt service, capital maintenance and acquisitions. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

  As of December 31, 1998 the Company had $16.0 million of revolving credit availability under the New Credit Facilities for working capital purposes, subject to restrictions imposed under the indenture related to the New Notes. As of December 31, 1998, $9.5 million of commitments were utilized by outstanding standby letters of credit.

  The Company sold $175.0 million of 9 7/8% Senior Subordinated Notes due 2007 on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia). The proceeds from the New Credit Facilities have been used to complete the following transactions: (i) the acquisition of Broken Hill's 50% interest in Koppers Australia; (ii) the repayment of $98.9 million of the Old Notes tendered pursuant to a tender offer, plus $6.4 million of redemption premium thereof; (iii) the repayment of outstanding indebtedness of approximately $88.1 million under the Company's term loan and revolving credit facilities; (iv) the redemption of 1.8 million shares of non-voting Common Stock owned by APT Holdings Corporation, an affiliate of Mellon Bank, N.A., for $22.9 million; (v) the redemption, at $17.00 per share, of 0.5 million shares of Common Stock owned by current and former employees of Koppers and Clayton A. Sweeney for $8.8 million; (vi) the redemption of 0.4 million non-voting shares of Common Stock from Saratoga Koppers; and (vii) the payment of related fees and expenses of approximately $16.0 million.

  The New Credit Facilities provide for a $70.0 million Term Loan A, $44.0 million of which was outstanding at December 31, 1998 and a $65.0 million Term Loan B, $64.0 million of which was outstanding at December 31, 1998. In addition, $34.3 million was outstanding on the Australian term loan at December 31, 1998. The term loans and the revolving credit facility under the New Credit Facilities provide for interest at variable rates. At December 31, 1998 the effective rates on the term loans were 7.23% for Term Loan A, 7.76% for Term Loan B and 6.69% for the Australian term loan.

  Substantially all of the Company's assets, including the assets of significant subsidiaries, are pledged as collateral for the New Credit Facilities. The New Credit Facilities contain certain covenants which limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

  Cash provided by operating activities totaled $25.0 million for the year ended December 31, 1998, compared to $63.2 million for the same period last year, as higher earnings in 1998 were more than offset by lower deferred taxes and lower dividends from affiliated companies in 1998 as compared to the prior year. Additionally, in 1998 restructuring reserves used $12.5 million in cash compared to $38.2 million of non-cash restructuring charges in 1997, and approximately $6 million of compensation payments were made in 1998 as a result of the acquisition of Koppers Australia in December 1997.

  Capital expenditures for the Company were $20.2 million for 1998 versus $19.8 million (excluding acquisitions for both years) for the same period last year, with the increase in 1998 due primarily to the acquisition of Koppers Australia in December 1997.

  Potential Acquisition. The Company has entered into a joint venture agreement with Tangshan Iron & Steel Co. ("TISCO") and Jingtan Port Authority to rehabilitate and operate a tar distillation facility in China for a Company contribution of approximately $10.5 million. The joint venture, which will be 60% owned by the Company, is expected to begin production of coal tar products by the end of 2000. The projected cash outlays are anticipated to be $6.0 million in 1999 and $4.5 million in 2000. The Company anticipates the closing will occur during the second quarter of 1999, subject to certain conditions including the approval of various governmental authorities.

  For fiscal year 1999 the Company anticipates capital expenditures of $24.0 million excluding acquisitions. This amount includes environmental capital expenditures of approximately $5.9 million, with the remainder for capital maintenance and improvements. The Company expects to finance 1999 capital expenditures primarily through cash flow generated from operations. The Company's projection of 1999 capital expenditures is based on a continuation of the Company's program to maintain and modernize existing manufacturing capacity and to comply with existing environmental regulations. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or changes in environmental requirements, or lower in the event of inadequate cash flow from operations.

  Financing activities used $4.2 million in cash for the year ended December 31, 1998 compared to providing $8.2 million for the same period last year. Cash used in 1998 was due primarily to $15.0 million of borrowings used to provide for $20.8 million of purchases of voting and non-voting Common Stock in 1998. Cash provided in 1997 consisted primarily of net proceeds from the Refinancing of approximately $119.0 million, which was used for i) the acquisition of Koppers Australia for $63.0 million; ii) the purchase of $34.0 million of non-voting Common Stock; iii) $16.0 million of fees and expenses related to the Refinancing; and iv) $6.4 million of premium payments related to the redemption of the 8 1/2% Senior Notes due 2004.

  Stock Redemptions. In 1999, anticipated stock redemptions total $2.0 million. See "Certain Relationships and Related Transactions."

  Impact of Deferred Taxes. Energy tax credits from the Monessen Facility provided tax benefits to Koppers of approximately $9.5 million, $9.3 million and $7.0 million in 1998, 1997 and 1996, respectively, and could provide up to $10.4 million per year thereafter, unadjusted for inflation and assuming the availability of taxable income and full production at the Monessen Facility. The Company is currently pursuing alternatives, including the sale of the Monessen Facility, to monetize some or all of these tax credits. Based on the Company's earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on the Consolidated Balance Sheet at December 31, 1998 are realizable. In the event that the Company retains the Monessen Facility, tax expense is likely to be significantly less than actual cash outlays for taxes.

  Foreign Operations and Foreign Currency Transactions. The Company is subject to foreign currency translation fluctuations due to its foreign operations, the most significant of which is Koppers Australia, which has operations in Australia and various Pacific Rim nations.

  Seasonality; Effects of Weather. The Company's quarterly operating results fluctuate due to a variety of factors that are outside Koppers' control, including inclement weather conditions, which in the past have affected operating results. Operations at several of Koppers' facilities have been halted for short periods of time during the winter months. Moreover, demand for some of Koppers' products declines during periods of inclement weather. As a result of the foregoing, the Company anticipates that it may experience material fluctuations in quarterly operating results.

  Restructuring Charges. At December 31, 1998 approximately $12.5 million of the cash charges for the 1997 restructuring and substantially all of the cash charges from the 1996 restructuring had been expended. The majority of the remaining cash expenditures related to the 1997 restructuring are primarily pension and postretirement benefits expected to be paid over approximately a ten-year period. Approximately $1.0 million of plant closing reserves were credited to income for 1998 as the result of a negotiated reduction in a contractual penalty obligation related to the Feather River, California cogeneration facility.

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

  The Company has assessed its information technology systems, such as business computing systems, end user computer systems and technical infrastructure, as well as embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments also included an evaluation of the readiness of its suppliers and service providers, personal computers, communication systems and electronic data interchange (EDI). The Company has completed the assessment phase, and has completed remediation for most of its systems. Options for remediation have included replacement, modification or continued use depending on information gathered during the assessment stage. The remediated systems will be tested and reviewed before the determination is made as to the readiness of the system. A project committee meets regularly to review the status of the investigation into and resolution of the Year 2000 issues.

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

  The primary financial information systems for the Company include 1) Corporate; 2) Carbon Materials & Chemicals; 3) Railroad & Utility Products; and 4) Koppers Australia. Assessments have been completed for all these systems, and remediation has been completed for the Corporate, Carbon Materials & Chemicals and Railroad & Utility Products systems. The Koppers Australia system replacement has been substantially completed.

  Non-financial information systems and embedded systems for the Company consist primarily of process control systems for the various manufacturing processes the Company uses in manufacturing its products, as well as environmental process controls. Engineers and consultants have been engaged to assess and remediate such non-financial and embedded systems as deemed necessary. Domestically, the Company has completed the assessment phase for these systems and is in the process of remediation; Koppers Australia is currently in the assessment phase for these systems. The Company believes all such remediation will be completed by March 31, 1999 and that all implementation and testing will be completed by June 30, 1999.

  The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be corrected on a timely basis and will not have a material adverse effect on the Company's results of operations.

  The total Year 2000 project cost is estimated at approximately $3.0 million, $2.5 million of which is expected to be expensed when incurred. At December 31, 1998, the Company had incurred approximately $2.3 million, of which approximately $1.8 million has been expensed, primarily for assessment and remediation of the Year 2000 issue, and the replacement of the majority of information systems for Koppers Australia.

  Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has completed all remediation for financial systems, but has not yet completed all necessary phases of the Year 2000 project. In the event the Company does not complete any additional phases, certain manufacturing locations could have significant production failures. Additionally, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

  The Company has been developing a contingency plan which outlines alternatives available to the Company in the event that critical systems fail in the year 2000. This contingency plan, which is estimated to be completed by June 30, 1999 will outline the steps to be taken in the event that problems occur in critical systems such as invoicing, inventory control and certain production processes.

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

Impact of Recently Issued Accounting Standards

  Statement No. 130, Reporting Comprehensive Income, requires enterprises to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. The Company has adopted Statement No. 130 and restated prior periods to provide comparability.

  Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, changes the way companies report segment information in annual reports and in interim financial statements. The Company has adopted Statement No. 131 and restated prior periods to provide comparability.

  Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. The Statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The overall objective is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. Statement No. 132 is effective for fiscal years beginning after December 15, 1997. The Company has adopted Statement No. 132 and restated prior periods to provide comparability.

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

Environmental Matters

  Like companies involved in similar environmentally sensitive businesses, the Company's operations and properties are subject to Environmental Laws. The Clean Air Act and Clean Water Act, each as amended, impose stringent standards on air emissions and water discharges, respectively. Under RCRA, a facility that treats, stores or disposes of hazardous waste on-site may be liable for corrective action costs, and a facility that holds a RCRA permit may have to incur costs relating to the closure of certain "hazardous" or "solid" waste management units. Under CERCLA and similar state laws, an owner or operator of property at which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination and related natural resource damages. In addition, under CERCLA, the generator of hazardous substances may be strictly, and jointly and severally liable for any required investigation or remediation at third-party disposal sites and related natural resource damages. The Environmental Laws are subject to frequent amendment. The sanction for failure to comply with such Environmental Laws can include significant civil penalties, criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with violations of or liability under Environmental Laws.

 Environmental Indemnity and Guarantee

  The Company has several environmental indemnification agreements related to the various former owners of its operating locations. The most significant of these indemnifications was obtained at the Company's inception. At the formation of the Company in 1988, the Company and Beazer East entered into the Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, Beazer East indemnified the Company by issuing the Indemnity and the Guarantee. However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, the Company may not have sufficient resources to meet such liabilities.

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

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitment under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $12 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability in respect of matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

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

 Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded in full to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two year period, the Company supplemented its initial response to the EPA several times as the EPA made supplemental requests. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. In the meeting, the EPA suggested that the Company and the EPA negotiate an agreement. Included among the suggestions for settlement were a continuation of the Company's ongoing efforts to develop a better environmental management system, to conduct third party environmental audits, and to evaluate aging equipment and facilities that may have the potential to impact adversely the quality of wastewater discharged to the environment or to publicly owned treatment facilities. The EPA did not propose a penalty or suggest a range in which a penalty, if any, might be sought. At this time without knowing the details behind the summary of the EPA's alleged violations, it is impossible to predict the amount of any penalty. There can be no assurance that any monetary penalty and the cost of any supplemental environmental projects will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Part of the allegations asserted by the EPA concern Woodward Coke and the Logansport, Louisiana wood treating plant. During a Company-initiated investigation at Woodward Coke, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport plant, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA.

  In 1997 the Company paid a civil penalty in the amount of $0.5 million to Jefferson County in settlement of various alleged air pollution violations concerning emissions from Woodward Coke for the period from May 25, 1992 to March 1, 1996 and in settlement of various alleged air pollution violations concerning benzene abatement equipment at Woodward Coke that had been discovered as a result of a Company-initiated investigation. On February 14, 1997 the EPA issued a notice of violation for the same alleged air pollution violations concerning emissions which were the subject of the Jefferson County suit. In January 1998 the Company ceased operations at Woodward Coke. On February 8, 1998 Jefferson County requested that the original settlement agreement be modified to include alleged air emission violations for the period of August 1997 to January 1998 and proposed an additional civil penalty of $0.6 million. The Company is currently in the process of reviewing the proposed modification and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  At the acquisition of the Monessen Facility, the Company entered into the Monessen Consent Order pursuant to which the Company's liabilities for environmental cleanup have been capped at $0.6 million for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to the Company by the seller of that facility, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which was not identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $0.6 million "cap" contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

  On occasion, Koppers Australia has been served with notices relating to environmental compliance issues arising in connection with its operations. Koppers Australia had been served with a notice by the Tasmanian DELM which alleged that the Longford, Tasmania facility was not in compliance with certain water discharge requirements; the DELM rescinded this notice in 1998. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Rockhampton and Takura, Queensland facilities are listed on the Queensland register of contaminated sites as "probable sites". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

ITEM 7a. Market Risk

  Like other global companies, Koppers is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The objective of financial risk management at Koppers is to minimize the negative impact of interest rate and foreign exchange rate fluctuations on the Company's earnings, cash flows and equity.

  To manage the interest rate risks, the Company uses a combination of fixed and variable rate debt. This reduces the impact of short-term fluctuations in interest rates. To manage foreign currency exchange rate risks, the Company uses foreign currency debt to hedge long-term investments in foreign subsidiaries. This reduces the impact of fluctuating currencies on net income and equity.

  As required by the Securities and Exchange Commission rules, the following analyses present the sensitivity of the market value, earnings and cash flows of the Company's financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 1998. The range of changes chosen for these analyses reflect the Company's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects which could impact the Company's business as a result of these changes.

  Interest Rate and Debt Sensitivity Analysis. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations, including the current portion. As described in
Note 5 of the Notes to Consolidated Financial Statements, the Company has both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs.

  At December 31, 1998 the Company had $187.9 million of fixed rate debt and $144.8 million of variable rate debt, reflecting the Company's strategy of maintaining variable rate debt at 30%-50% of total debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

  Holding other variables constant (such as debt levels and foreign exchange rates) a one percentage point decrease in interest rates would increase the unrealized fair market value of the fixed rate debt by approximately $11.2 million. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $1.5 million, holding other variables constant.

  Exchange Rate Sensitivity Analysis. The Company's exchange rate exposures result primarily from its investment and ongoing operations in Australia. Holding other variables constant, if there were a ten percent reduction in exchange rates, the effect on earnings of the Company, based on actual earnings from foreign operations in 1998, would be a reduction of approximately $0.8 million.

ITEM 8. Financial Statements and Supplementary Data

  The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 38 and are listed in Item 14 hereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The following table sets forth the names and ages of the executive officers and Directors of the Company as of March 19, 1999 and the positions which they hold. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

 Name                          Age Position with the Company
 ----                          --- -------------------------
 Robert K. Wagner............   67 Non-Executive Chairman and Director
 Walter W. Turner............   52 President and Chief Executive Officer and
                                   Director
 Clayton A. Sweeney..........   67 Director
 Brooks C. Wilson............   65 Director
 N. H. Prater................   70 Director
 Christian L. Oberbeck.......   39 Director
 Charles P. Durkin, Jr.......   60 Director
 Robert Cizik................   67 Director
 David M. Hillenbrand........   51 Director
 Donald E. Davis.............   42 Vice President and Chief Financial Officer
 Thomas D. Loadman...........   44 Vice President and General Manager, Railroad
                                   Products & Services
 Kevin J. Fitzgerald.........   46 Vice President and General Manager, Carbon
                                   Materials & Chemicals
 Ernest S. Bryon.............   53 Vice President, Australasian Operations and
                                   Managing Director, Koppers Australia Pty.
                                   Limited
 Randall D. Collins..........   46 Vice President, Environmental, Health &
                                   Safety Affairs and Secretary
 Joseph E. Boan..............   52 Vice President, Human Resources
 Robert H. Wombles...........   47 Vice President, Technology
 M. Claire Schaming..........   45 Treasurer and Assistant Secretary

  Mr. Wagner served as President and Chief Executive Officer of the Company from 1989 through November 1994 and as Chairman and Chief Executive Officer from November 1994 through February 1996. In March 1996 Mr. Wagner retired from active employment with the Company and assumed the position of Non-Executive Chairman and Director. He served as acting Chief Executive Officer from June 1997 through February 1998, at which time a new President and Chief Executive Officer was elected. Mr. Wagner has retained his responsibilities as Non-Executive Chairman and Director. He joined Old Koppers in 1953 and after an early career in communications, moved into the forest products business in 1968 and held sales, marketing and raw materials posts until being appointed Vice President and Manager of the Pressure-Treated Products unit in 1975. Mr. Wagner became Vice President and General Manager of this division in 1978 and was named Vice President and General Manager of the Tar and Wood Products Sector in 1986. Mr. Wagner also served as a Director of Integra Financial Corporation of Pittsburgh, Pennsylvania from 1992 until 1996 and as a Director of Trion, Inc. of Sanford, North Carolina from 1978 until his resignation in April 1995.

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

  Mr. Wilson has been a Director of Koppers since January 1989. Prior to his retirement in October 1998, Mr. Wilson had been the Managing Director of Koppers Australia since 1970, having joined Old Koppers in 1965 as a member of the Koppers International Far East Office (Sydney, Australia). He is currently a Director of Pacific Power, Pacific Solar and Atlas Copco Australia Pty. Limited. He is also Chairman of Knox Grammar School and Opportunity International Australia. Mr. Wilson is a member of the Advisory Board of the Australian Graduate School of Management, University of New South Wales, and is a member of the Board of Outward Bound Australia.

  Mr. Prater has been a Director of Koppers since May 1989. Mr. Prater retired from Mobay Corporation, where he served as the President and Chief Executive Officer from July 1986 to July 1990. He served as a visiting Professor at the University of Virginia and currently serves as a Director of Calgon Carbon Corporation and Harsco Corporation. He is a member of the Board of Trustees of Robert Morris College and the Georgia Institute of Technology, and is a special trustee of the University of Pittsburgh.

  Mr. Oberbeck has been a Director of Koppers since October 1997. Mr. Oberbeck is one of the founders of Saratoga Partners where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that time Mr. Oberbeck was a Managing Director of SBC Warburg Dillon Read Inc. since September 1997, the successor entity of Dillon, Read & Co. Inc. where he was a Managing Director from February 1995 to September 1997, responsible for the management of the Saratoga funds. Prior to joining Dillon, Read & Co. Inc., Mr. Oberbeck was a Managing Director of Castle Harlan, Inc. where he worked from October 1987 until February 1995. Mr. Oberbeck is a Director of Equality Specialties, Inc., J&W Scientific Incorporated, and Scovill Fasteners Inc.

  Mr. Durkin has been a Director of Koppers since May 1998. Mr. Durkin is one of the founders of Saratoga Partners, where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that he had been a Managing Director of SBC Warburg Dillon Read Inc. since September 1997, the successor entity of Dillon, Read & Co. Inc. where Mr. Durkin started his investment banking career in 1966 specializing in mergers and acquisitions, and became a Managing Director in 1974. Mr. Durkin is a director of a number of companies, including Equality Specialties, Inc., Scovill Fasteners, Inc. and USI Holdings Corporation.

  Mr. Cizik has been a Director of Koppers since January 1999. Mr. Cizik retired from Cooper Industries, Inc. where he served as President, Chief Executive Officer and Chairman of the Board from 1973 to 1996. He currently serves as Non-Executive Chairman of Stanadyne Automotive and as a Director of Air Products and Chemicals Inc., Harris Corp. and Temple-Inland Inc. Mr. Cizik has also served as a Director and Chairman of the National Association of Manufacturers.

  Dr. Hillenbrand was elected as a Director of Koppers in February 1999. Dr. Hillenbrand has been the President and Chief Executive Officer of Bayer, Inc. (formerly Miles Canada Inc.) since 1994. Prior to 1994, Dr. Hillenbrand was Senior Vice President and Elkhart General Site Manager, Miles Inc. (now Bayer Corporation). In that position, he was responsible for the administration services and operations at Bayer's largest North American site, which included chemical manufacturing facilities. Dr. Hillenbrand is a member of the Board of Directors of Bayer Inc. and Afga Inc., and is on the Board of Representatives of the Gustafson Partnership. In addition he is a member of the Canadian Chemical Producers Association (CCPA), and chairs its Public Affairs Committee. Dr. Hillenbrand is also a member of the Board of the Canadian German Chamber of Industry and Commerce Inc.

  Mr. Davis was elected Vice President and Chief Financial Officer of Koppers in November 1994. Mr. Davis had been General Manager of Koppers' Recovery Resources Group from June 1992 to March 1996 and served as Treasurer from 1988 until 1992. He joined Old Koppers in 1978 and held various positions in the corporate accounting and auditing departments until being named General Manager of the Chemical Systems Sector at Old Koppers in 1988. He is also a Director of Koppers-Hickson and Tarconord. Mr. Davis is a certified public accountant.

  Mr. Loadman was appointed Vice President and General Manager, Railroad & Utility Products in March 1998. Mr. Loadman had been elected Vice President and General Manager, Railroad Products & Services in November 1994, and had been the Transportation Plants Operations Manager of the Railroad & Utility Products division since January 1989. He joined Old Koppers in 1979 and served in various management assignments including plant manager and cogeneration plant manager. Mr. Loadman is a Director of KSA. He is also a member of the American Wood Preservers Association and the Railway Tie Association.

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

  Mr. Bryon was appointed Vice President, Australasian Operations and Managing Director, Koppers Australia Pty. Limited on October 1, 1998. Mr. Bryon had served as General Manager of Koppers Coal Tar Products Pty. Ltd. (a subsidiary of Koppers Australia) since 1993. Mr. Bryon is a Director of Koppers-Hickson.

  Mr. Collins was elected Vice President and Secretary in November 1994, and has been Secretary of Koppers since January 1989. Mr. Collins was Manager of Loss Control for Old Koppers. He joined Old Koppers in 1974 and held various line and staff assignments including personnel, industrial relations, and plant operations. Currently Mr. Collins serves the Company as Vice President, Corporate Services. His responsibilities include establishing policy and assuring regulatory compliance for environmental, safety and health matters, risk management, external communications, legal affairs and shareholder matters. Mr. Collins is a member of the American Society of Corporate Secretaries.

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

Stockholders' Agreement

  The Company is a party to the New Stockholders' Agreement. The Management Investors are a group of 181 individual stockholders with various ownership interests in the Common Stock and collectively comprising

81% of the total outstanding shares of the voting Common Stock of the Company. The remaining 19% is held indirectly by approximately 600 current and former employees through the Company's Employee Savings Plan. Each Management Investor is an officer, Board member or current or former employee of either Koppers or one of its subsidiaries. Pursuant to the New Stockholders' Agreement, each of the Management Investors has appointed Walter W. Turner and Clayton A. Sweeney as the two representatives ("Representatives") of the Management Investors and granted to the Representatives an irrevocable proxy for the term of the New Stockholders' Agreement to vote all his or her voting shares.

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

  As of December 31, 1998, Koppers was obligated to purchase approximately 0.1 million shares of Common Stock from Management Investors no longer actively affiliated with the Company.

Director Compensation

  Koppers does not pay compensation to Directors who are also employees. Each Director who is not an employee is paid a fee of $22,000 per year, except for the Saratoga Directors as noted below. Additionally, the Chairman of the Board of Directors receives $20,000 annually related to Chairman's duties.

  Stock Option Grants to Directors. In December 1998, Mr. Cizik received stock options for 35,294 shares of Common Stock, and Mr. Prater received stock options for 15,000 shares, both with exercise prices at the market value when granted. These options have vesting periods of 5 years and expire in 10 years.

 Consulting Agreements

  Koppers has entered into an advisory and consulting agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director's fees to Mr. Oberbeck and Mr. Durkin. In addition, Saratoga will provide the Company with advisory services in connection with significant business transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies.

  In February 1996 the Company entered into an agreement with Robert K. Wagner, Chairman and Director, under which in exchange for consulting services and continuing in the position as Chairman of the Board of Directors, the Company pays consulting fees totaling $108,000 per year, Chairman fees totaling $20,000 per year, and Director fees totaling $22,000 per year. The initial contract term was one year; however, the contract automatically renews for four additional one year periods unless either party elects to cancel the contract. Mr. Wagner has agreed not to engage in any business activity that competes with the Company during the term of this consulting agreement. Upon his assumption of the position of Acting Chief Executive Officer of the Company in June 1997, the consulting fees were temporarily increased to $358,000 per year, plus participation in the Company's incentive compensation program. In March 1998 Mr. Wagner's consulting fees were reduced to $58,000 per year.

ITEM 11. Executive Compensation

Summary of Cash and Certain Other Compensation

  The following table sets forth information concerning the compensation for services in all capacities to the Company, including options and stock appreciation rights ("SARS"), for the years ended December 31, 1998, 1997 and 1996, of those persons who were at December 31, 1998 the current and former Chief Executive Officers and each of the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 1998 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                       Annual Compensation          Long-Term Compensation
                                  ----------------------------- -------------------------------
                                                      Other       Securities
                                                      Annual      Underlying       All Other
Name and Principal Position  Year  Salary   Bonus  Compensation Options/SARS(#) Compensation(2)
---------------------------  ---- -------- ------- ------------ --------------- ---------------
Robert K. Wagner..........   1998 $     -- $    --                  $    --        $150,000(3)
  Chairman and former
   Chief                     1997       --  90,000        --             --         309,450(3)
  Executive Officer (1)      1996  107,955  27,930     1,108             --         136,576(3)

Walter W. Turner..........   1998  278,060      --       567         40,000           3,513
  President and Chief        1997  150,060  36,293       181             --           6,164
  Executive Officer (1)      1996  128,400  53,305        --             --          11,876

Donald E. Davis...........   1998  188,560      --        --         15,000           3,513
  Vice President and Chief   1997  169,860  62,424        --             --           6,164
  Financial Officer          1996  151,985  55,159        --             --          11,576

Thomas D. Loadman.........   1998  152,400  28,602        --         15,000           3,513
  Vice President and
   General                   1997  139,400  44,911        --             --           6,164
  Manager, Railroad &
   Utility                   1996  125,300  29,117        --             --           6,298
  Products

Joseph E. Boan............   1998  133,380      --        10          5,000           3,513
  Vice President,            1997  127,380  45,425        22             --           6,164
  Human Resources            1996  120,980  43,428        --             --           9,613

Ernest S. Bryon...........   1998  117,180  19,916    12,033          7,000          95,224(4)
  Vice President,
   Australasian
  Operations and Managing
  Director, Koppers
   Australia

--------
(1) In February 1998 Mr. Turner was elected President and Chief Executive Officer and a Director of the Company, succeeding Mr. Wagner.

(2) All other compensation consists of regular and supplemental matches to the Company's 401(k) plan except as noted below.

(3) For 1998 and 1997, includes $22,000 for Director fees, $20,000 for Chairman fees and the remainder for consulting fees to the Company. For 1996, includes $17,500 for director fees, $16,667 for Chairman fees and the remainder for consulting fees to the Company. See "Directors and Executive Officers of the Registrant--Director Compensation".

(4) Consists of payments from the Koppers Australia Senior Executive Unit Trust, which was liquidated due to a change of control upon the acquisition of Koppers Australia by the Company.

Stock Options

  The following table sets forth information regarding the grant of stock options during 1998 under the Company's stock option plan to each Named Executive Officer.

                     Option/SAR Grants in Last Fiscal Year

                                          Individual Grants (1)
                         -------------------------------------------------------
                         Number of   % of Total
                         Securities   Options    Exercise
                         Underlying  Granted to   or Base              Present
                          Options   Employees in   Price   Expiration  Value of
Name                     Granted(#) Fiscal Year  ($/share)   Date     Options(2)
----                     ---------- ------------ --------- ---------- ----------
Walter W. Turner........   25,000       18.7%     $14.00    03/01/08   $105,000
                           15,000       11.2       17.00    12/14/08     76,500
Donald E. Davis.........   15,000       11.2       17.00    10/01/08     76,500
Thomas D. Loadman.......   15,000       11.2       17.00    10/01/08     76,500
Joseph E. Boan..........    5,000        3.7       17.00    10/01/08     25,500
Ernest S. Bryon.........    7,000        5.2       17.00    10/01/08     35,700

--------
(1) Options become exercisable over a five-year period, except for the options granted to Mr. Turner on March 1, 1998 which become exercisable over a three-year period. Any unexercised options expire after ten years. The stock option price is equal to the fair market value of a share of Common Stock on the grant date.

(2) Option values reflect Black-Scholes model output for options. The assumptions used in the model were risk-free interest rate of 5.56%, dividend yield of 0.0%, volatility factor of .2, and an expected option life of ten years.

Option Exercises and Fiscal Year-End Values

  Shown below is information with respect to options exercised in 1998 and unexercised options granted in 1998 and prior years under the Company's stock option plan. No SARS were granted to any of the Named Executive Officers and none of the Named Executive Officers held any unexercised SARS at the end of the fiscal year.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values

                          Number of                 Number of Securities      Value of Unexercised
                          Securities               Underlying Unexercised     In-the-money Options/
                          Underlying              Options/SARS at FY-End(#)   SARS at FY-End($)(1)
                         Options/SARS    Value    ------------------------- -------------------------
Name                      Exercised   Realized($) Exercisable Unexercisable Exercisable Unexercisable
----                     ------------ ----------- ----------- ------------- ----------- -------------
Walter W. Turner........        --     $     --     22,350       40,000      $517,180      $85,000
Donald E. Davis.........     6,300       94,500     20,100       15,000       227,511        3,750
Thomas D. Loadman.......     6,750       99,520     13,200       15,000       107,180        3,750
Joseph E. Boan..........    20,700      316,964      7,200        5,000        98,368        1,250
Ernest S. Bryon.........        --           --         --        7,000            --        1,750

--------
(1) The value of unexercised in-the-money options is calculated by subtracting the exercise price from the market price as of December 31, 1998 as determined by the Board of Directors pursuant to the provisions of the New Stockholders' Agreement. Pursuant to the provisions of the Company's stock option plan, all options granted prior to December 1, 1997 became vested due to a change of control.

Benefit Plans

  Pension Plan. All executive officers of the Company are covered by the Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (the "Salaried Plan"). The following table contains approximate retirement benefits payable under the Salaried Plan, assuming retirement at age 65, payments made on the straight-life annuity basis and no election of a co-annuitant option. Annual retirement benefits are computed at the rate of 1.2% of Terminal Salary (as defined below) not in excess of $16,000, plus 1.6% of Terminal Salary in excess of $16,000, all multiplied by years of Credited Service (as defined below). Terminal Salary is determined based on the average annual salary (defined as salary plus one half of any incentive payments) for the five highest consecutive years of the last ten years of credited service, or during all years of such credited service if less than five. Credited Service includes all accumulated service as a salaried employee of the Company (excluding its predecessors) except for any period of layoff or leave of absence. In 1998 the Company amended the Salaried Plan to provide a minimum pension equal to 1.2% of Terminal Salary multiplied by years of Credited Service up to 35 years reduced by any pension benefit paid by the pension plan of Old Koppers.

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

  The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 1998 for each participating Named Executive Officer: Robert K. Wagner, $402,635 and 7 years of service; Walter
W. Turner, $186,562 and 10 years of service; Donald E. Davis, $182,460 and 10 years of service; Thomas D. Loadman, $154,698 and 10 years of service; and Joseph E. Boan, $142,750 and 10 years of service.

  Effective December 1, 1997 the Board of Directors established a Supplemental Executive Retirement Plan ("SERP") for each participating Named Executive Officer and all other officers of the Company. The SERP will pay an annual benefit equal to 2% of final pay multiplied by years of service up to 35 years, reduced by the sum of: i) pension benefits received from the Company;
ii) pension benefits received from Old Koppers; iii) One half of any Social Security benefits; and iv) the value of Company paid Common Stock in the individual's Employee Savings Plan account.

Compensation Committee Interlocks and Insider Participation

  Mr. Sweeney, Mr. Prater, Mr. Oberbeck and Mr. Cizik serve on the Human Resources and Compensation Committee of the Board of Directors of the Company, which establishes compensation levels for the Company's three most highly paid executive officers. Mr. Sweeney is the Managing Director of Sweeney Metz Fox McGrann & Schermer L.L.C. of Pittsburgh, Pennsylvania which has been retained as counsel to the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of the Company's voting Common Stock and Senior Convertible Preferred Stock as of March 1, 1999 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of voting Common Stock, (ii) each Director of the Company, (iii) each officer named in the Summary Compensation Table under the heading "--Executive Compensation," and
(iv) all officers and Directors of the Company as a group.

                                                         Senior Convertible
                               Voting Common Stock       Preferred Stock(2)
                            ------------------------- -------------------------
                               Shares     Percentage     Shares     Percentage
                            Beneficially Beneficially Beneficially Beneficially
Name of Beneficial Owner      Owned(1)     Owned(1)      Owned        Owned
------------------------    ------------ ------------ ------------ ------------
Saratoga (3)...............                            2,288,481      100.00%
Management Investors
 (4)(5)....................  1,880,095      100.00%
Robert K. Wagner (6).......    264,487       14.07%
Walter W. Turner (7).......     54,569        2.90%
Clayton A. Sweeney (7).....    104,220        5.54%
Brooks C. Wilson (8).......     96,579        5.14%
N. H. Prater (9)...........     26,569        1.41%
Christian L. Oberbeck (3)..          0           *     2,288,481      100.00%
Charles P. Durkin, Jr......          0           *
Robert Cizik...............          0           *
David M. Hillenbrand.......          0           *
Donald E. Davis (10).......     50,857        2.71%
Thomas D. Loadman (11).....     29,854        1.59%
Joseph E. Boan (12)........     60,790        3.23%
Ernest S. Bryon............          0           *
All Directors and officers
 as a group (17 persons)...    798,465       42.91%
Total shares outstanding,
 including vested options..  1,880,095      100.00%    2,288,481      100.00%

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

(3) With respect to 142,857 of these shares, Saratoga has voting power with respect to such shares and Koppers has been informed that Brown University Third Century Fund has dispositive directive power with respect to such shares subject to the terms of the New Stockholders' Agreement. Saratoga is a private investment fund. The address for Saratoga is 535 Madison Avenue, New York, NY 10022. Saratoga has generally authorized Mr. Oberbeck, a Director of the Company, to vote the shares of the Company held by Saratoga. Mr. Oberbeck disclaims beneficial ownership of the Preferred Shares owned by Saratoga. Saratoga is entitled to elect a majority of the Board of Directors and to exercise a majority of the voting power of all outstanding stock of the Company.

(4) Pursuant to the New Stockholders' Agreement, Mr. Turner and Mr. Sweeney were appointed as Representatives of the approximately 180 Management Investors and granted irrevocable proxies to vote the shares of Common Stock owned by the Management Investors for the term of the New Stockholders' Agreement. Upon consummation of the share redemption and purchase offer by the Company, new proxies were executed by the current shareholder employees appointing Mr. Turner and Mr. Sweeney as representatives of the Management Investors. See "Directors and Executive Officers of the Registrant-- Stockholders' Agreement". The address for Mr. Turner is Koppers Industries, Inc., 436 Seventh Avenue, Pittsburgh, PA 15219. The address for Mr. Sweeney is Sweeney Metz Fox McGrann & Schermer L.L.C., 18th Floor, 11 Stanwix Street, Pittsburgh, PA 15222.

(5) Includes vested options held by the Management Investors to acquire 370,393 shares of Common Stock which are exercisable at any time.

(6) Pursuant to the New Stockholders' Agreement, Mr. Wagner has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(7) Mr. Turner and Mr. Sweeney, as Representatives of the Management Investors pursuant to the New Stockholders' Agreement, have the authority to vote the 1,509,702 shares held by the Management Investors and consequently may be deemed to have voting control of such shares (which include 23,886 shares directly owned by Mr. Turner and 104,220 shares directly owned by Mr. Sweeney).

(8) Mr. Wilson directly owns 96,579 shares. Pursuant to the New Stockholders' Agreement, Mr. Wilson has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him. Mr. Wilson retired as Managing Director of Koppers Australia effective October 1, 1998. The Company will be redeeming all of Mr. Wilson's shares in July 1999.

(9) Pursuant to the New Stockholders' Agreement, Mr. Prater has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(10) Includes vested options to purchase 20,100 shares. Pursuant to the New Stockholders' Agreement, Mr. Davis has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(11) Includes vested options to purchase 13,200 shares. Pursuant to the New Stockholders' Agreement, Mr. Loadman has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(12) Includes vested options to purchase 7,200 shares. Pursuant to the New Stockholders' Agreement, Mr. Boan has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

ITEM 13. Certain Relationships and Related Transactions

  Sweeney Metz Fox McGrann & Schermer L.L.C. of Pittsburgh, Pennsylvania, has been retained as general counsel to the Company. Clayton A. Sweeney, a shareholder and Director of the Company, is also the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C. Mr. Sweeney is one of two Representatives of the Management Investors appointed pursuant to the New Stockholders' Agreement and, as such, was granted an irrevocable proxy for the term of the New Stockholders' Agreement to vote the shares of the Management Investors. See "Directors and Executive Officers of the Registrant-- Stockholders' Agreement."

  The Company has agreed to redeem Mr. Wilson's 96,579 shares of Common Stock in July 1999 based on the market value at that time.

  On March 13, 1996, Cornerstone-Spectrum, Inc. converted all of its shares of Series B Junior Convertible Preferred Stock into shares of non-voting Common Stock, $.01 par value, in accordance with Section 8(e) of the Certificate of Designation of the Series B Preferred Stock. On March 22 and March 25, 1996, Koppers redeemed

1.1 million shares of the non-voting Common Stock at $11.67 per share, 0.5 million shares each from Cornerstone-Spectrum, Inc. and APT Holdings Corporation, respectively. In October 1997, all shares of Common Stock held by Cornerstone-Spectrum, Inc. were purchased by the Offeree Stockholders and subsequently transferred to the Company, Saratoga and Saratoga Koppers. In addition, all remaining shares of Common Stock held by APT Holdings Corporation were purchased by the Company in 1997 and 1998.

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

(a) 1.Financial Statements

  The following financial statements of Koppers Industries, Inc. are required to be filed by Part II, Item 8:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
   Koppers Industries, Inc.
     Consolidated Financial Statements for the Years Ended
      December 31, 1998, 1997 and 1996
       Report of Independent Auditors....................................   39
       Consolidated Statement of Operations for the Years Ended
        December 31, 1998, 1997 and 1996.................................   40
       Consolidated Balance Sheet at December 31, 1998 and 1997..........   41
       Consolidated Statement of Cash Flows for the Years Ended
        December 31, 1998, 1997 and 1996.................................   43
       Consolidated Statement of Stockholders' Equity for the Years Ended
        December 31, 1998, 1997 and 1996.................................   44
       Notes to Consolidated Financial Statements........................   45


  2. Schedules for the Years Ended December 31, 1998, 1997 and 1996

   Schedule II--Valuation and Qualifying Accounts........................   70
     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are
      inapplicable, and therefore have been omitted.


  3. See Exhibit Index on page 67 hereof.

(b) Reports on Form 8-K.

  There were no reports on Form 8-K filed in the fourth quarter of 1998.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Koppers Industries, Inc.

  We have audited the accompanying consolidated financial statements and schedule of Koppers Industries, Inc. listed in the above Index to Consolidated Financial Statements [Item 14(a)]. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements listed in the above Index to Consolidated Financial Statements present fairly, in all material respects, the consolidated financial position of Koppers Industries, Inc. at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
January 29, 1999

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share figures)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                      1998      1997      1996
                                                   --------  --------  --------
Net sales........................................  $  670.6  $  593.1  $  588.5
Operating expenses:
  Cost of sales..................................     555.7     501.4     496.1
  Depreciation and amortization..................      30.6      23.5      21.8
  Selling, general and administrative............      37.7      28.1      27.5
  Restructuring charges..........................      (1.0)     45.4      15.5
                                                   --------  --------  --------
    Total operating expenses.....................     623.0     598.4     560.9
                                                   --------  --------  --------
Operating profit (loss)..........................      47.6      (5.3)     27.6
Equity in earnings of affiliates.................       2.4       5.3       9.6
Other income (expense)...........................        --      (1.4)    (12.6)
                                                   --------  --------  --------
Income (loss) before interest expense, income tax
 provision (benefit),
 minority interest and extraordinary item........      50.0      (1.4)     24.6
Interest expense.................................      29.7      17.3      16.6
                                                   --------  --------  --------
Income (loss) before income tax provision
 (benefit), minority
 interest and extraordinary item.................      20.3     (18.7)      8.0
Income tax provision (benefit)...................      (0.3)    (19.7)     (6.1)
Minority interest................................       0.5        --        --
                                                   --------  --------  --------
Income before extraordinary item.................      20.1       1.0      14.1
Extraordinary loss on early extinguishment of
 debt, net of income
 tax benefit of $2.9.............................        --      (6.7)       --
                                                   --------  --------  --------
Net income (loss)................................  $   20.1  $   (5.7) $   14.1
                                                   ========  ========  ========
Earnings (loss) per share of common stock:
  Income before extraordinary item:
    Basic earnings per share.....................  $  12.64  $   0.17  $   1.54
                                                   ========  ========  ========
    Diluted earnings per share...................  $   4.85  $   0.12  $   1.47
                                                   ========  ========  ========
  Net income (loss):
    Basic earnings (loss) per share..............  $  12.64  $  (0.92) $   1.54
                                                   ========  ========  ========
    Diluted earnings (loss) per share............  $   4.85  $  (0.65) $   1.47
                                                   ========  ========  ========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                                December 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
ASSETS
Current assets:
  Cash and cash equivalents..................................  $  16.6  $  20.0
  Accounts receivable less allowance for doubtful accounts of
   $1.2 in 1998
   and $0.8 in 1997..........................................     71.9     83.8
  Inventories:
    Raw materials............................................     52.6     42.0
    Work in process..........................................      2.8      2.8
    Finished goods...........................................     52.6     61.7
    LIFO reserve.............................................    (12.3)   (10.9)
                                                               -------  -------
      Total inventories......................................     95.7     95.6
  Deferred tax benefit.......................................      7.7     24.4
  Other......................................................      1.6      1.6
                                                               -------  -------
      Total current assets...................................    193.5    225.4
Investments:
  Tarconord..................................................     12.6     12.6
  Koppers Sherman-Abetong....................................      5.4      4.1
  Other......................................................      1.7      1.6
                                                               -------  -------
      Total investments......................................     19.7     18.3
Fixed assets:
  Land.......................................................      6.5      6.6
  Buildings..................................................     15.0     15.3
  Machinery and equipment....................................    313.0    298.4
                                                               -------  -------
                                                                 334.5    320.3
    Less: accumulated depreciation...........................   (153.1)  (129.4)
                                                               -------  -------
      Net fixed assets.......................................    181.4    190.9
Goodwill, net of accumulated amortization of $2.7 in 1998 and
 $1.6 in 1997................................................     29.4     31.4
Deferred tax benefit.........................................     36.0     10.6
Other assets.................................................     21.6     23.6
                                                               -------  -------
      Total assets...........................................  $ 481.6  $ 500.2
                                                               =======  =======

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                     (In millions except per share figures)

                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................  $ 45.9  $ 48.9
  Payroll and compensation costs...............................     7.9    16.5
  Accrued liabilities..........................................    22.2    39.6
  Current portion of term loans................................    12.6    11.3
                                                                 ------  ------
    Total current liabilities..................................    88.6   116.3
Long-term debt:
  Revolving credit.............................................     2.3      --
  Term loans...................................................   131.7   123.3
  Senior Subordinated Notes due 2007...........................   175.0   175.0
  Senior Notes due 2004........................................    11.1    11.1
                                                                 ------  ------
    Total long-term debt.......................................   320.1   309.4
Product warranty and insurance reserves........................    18.4    19.4
Accrued other postretirement benefits obligation...............    20.0    21.1
Minority interest..............................................     5.4     6.2
Other..........................................................    16.6    16.0
                                                                 ------  ------
    Total liabilities..........................................   469.1   488.4
Commitments and contingencies--See Note 12
Common stock subject to redemption.............................    21.1    26.4
Senior convertible preferred stock, $.01 par value;
   3.0 shares authorized; 2.5 shares issued in 1998 and 2.1
   shares issued in 1997.......................................      --      --
Voting common stock, $.01 par value:
   37.0 shares authorized, 2.3 total shares issued in 1998 and
   4.6 in 1997.................................................      --     0.1
Non-voting common stock, $.01 par value:
   10.0 shares authorized, zero total shares issued in 1998 and
   0.9 in 1997.................................................      --      --
Capital in excess of par value.................................     7.5     8.7
Retained earnings..............................................     4.9     3.8
Accumulated other comprehensive loss:
   Foreign currency translation adjustment.....................    (7.8)   (4.4)
Treasury stock, at cost, 1.0 shares in 1998 and 2.8 shares in
 1997..........................................................   (13.2)  (22.8)
                                                                 ------  ------
    Total liabilities and stockholders' equity.................  $481.6  $500.2
                                                                 ======  ======

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                      1998      1997      1996
                                                   --------  --------  --------
Cash provided by operating activities:
  Net income (loss)..............................   $  20.1   $  (5.7)  $  14.1
  Adjustments to reconcile net income to net cash
   provided by operating activities,
   net of acquisitions:
    Depreciation and amortization................      30.6      23.5      21.8
    Deferred income taxes........................      (8.7)    (27.0)    (10.9)
    Equity income of affiliated companies, net of
     dividends received..........................      (1.4)     13.2      (3.8)
    Extraordinary loss on early extinguishment of
     debt........................................        --       6.7        --
  Restructuring reserves.........................     (12.5)     38.2      15.0
  Increase in reserves...........................       1.7       3.3       5.0
  (Increase) decrease in working capital, net of
   acquisitions:
    Accounts receivable..........................      11.1       4.2      (4.6)
    Inventories..................................      (1.1)      4.4       9.3
    Accounts payable.............................      (2.3)      3.6      (5.4)
    Payroll and compensation costs...............      (5.3)     (0.4)     (0.7)
    Accrued liabilities..........................      (7.6)     (3.1)      6.0
    Other........................................       0.4       2.3      (1.1)
                                                   --------  --------  --------
      Net cash provided by operating activities..      25.0      63.2      44.7
                                                   --------  --------  --------
Cash used in investing activities:
  Acquisitions and related capital expenditures,
   net of cash acquired..........................      (2.6)    (34.1)    (39.5)
  Capital expenditures...........................     (20.2)    (19.8)    (21.7)
  Other..........................................        --       1.0       0.3
                                                   --------  --------  --------
      Net cash used in investing activities......     (22.8)    (52.9)    (60.9)
                                                   --------  --------  --------
Cash provided by (used in) financing activities,
 net of acquisitions:
  Borrowings of revolving credit.................     102.5     170.8     160.5
  Repayments of revolving credit.................    (100.2)   (213.8)   (146.5)
  Proceeds from long term debt...................      25.0      86.9      35.9
  Repayments on long term debt...................     (12.3)    (50.5)    (14.0)
  Purchase of Senior Notes due 2004..............        --    (105.3)       --
  Proceeds from issuance of Senior Subordinated
   Notes due 2007................................        --     175.0        --
  Payments of deferred financing costs...........      (0.4)    (16.0)     (1.2)
  Issuance of Senior Convertible Preferred Stock.       2.0        --        --
  Purchases of voting common stock...............      (9.4)     (2.8)     (3.2)
  Purchases of non-voting common stock...........     (11.4)    (33.9)    (12.3)
  Dividends on common stock......................        --      (2.2)     (3.1)
                                                   --------  --------  --------
Net cash provided by (used in) financing
 activities......................................      (4.2)      8.2      16.1
                                                   --------  --------  --------
Effect of exchange rates on cash.................      (1.4)       --        --
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................      (3.4)     18.5      (0.1)
Cash and cash equivalents at beginning of year...      20.0       1.5       1.6
                                                   --------  --------  --------
Cash and cash equivalents at end of year.........  $   16.6  $   20.0  $    1.5
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.....................................  $   29.6  $   20.2  $   15.8
    Income taxes.................................  $    7.9  $    7.9  $    2.3

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In millions)

                                                      Common                                            Accumulated
                                                      Stock    Convertible Voting  Capital In              Other     Compre-
                                                    Subject to  Preferred  Common  Excess of  Retained Comprehensive hensive
                                                    Redemption    Stock    Stock   Par Value  Earnings Income (Loss) Income
                                                    ---------- ----------- ------  ---------- -------- ------------- -------
Balance at December 31, 1995............              $ 23.7      $ 0.3    $ 0.1     $13.0     $ 45.8      $(0.4)
Net income to common for 1996...........                  --         --       --        --       14.1         --     $ 14.1
Foreign currency translation............                  --         --       --        --         --        2.6        2.6
                                                                                                                     ------
Comprehensive income....................                                                                             $ 16.7
                                                                                                                     ======
Net change in common stock subject to
 redemption.............................                 0.3         --       --        --       (0.3)        --
Options exercised, stock purchased and
 retired, 0.1 shares....................                  --         --       --        --       (0.4)        --
Treasury stock purchases, 0.3 shares....                  --         --       --       0.4         --         --
Treasury stock sales, 0.2 shares........                  --         --       --        --         --         --
Conversion of Series B Preferred Stock..                  --         --       --       0.2         --         --
Non-voting common stock repurchased
 and retired, 1.1 shares................                  --       (0.3)      --      (1.9)     (10.3)        --
Dividends on common stock,
 net of equity interest.................                  --         --       --        --       (3.1)        --
                                                      ------      -----    -----     -----     ------      -----
Balance at December 31, 1996............                24.0         --      0.1      11.7       45.8        2.2
Net loss to common for 1997.............                  --         --       --        --       (5.7)        --     $ (5.7)
Foreign currency translation............                  --         --       --        --         --       (6.6)      (6.6)
                                                                                                                     ------
Comprehensive income (loss).............                                                                             $(12.3)
                                                                                                                     ======
Net change in common stock subject to
 redemption.............................                 2.4         --       --        --       (2.4)        --
Options exercised, stock purchased and
 retired, 0.1 shares....................                  --         --       --        --       (0.7)        --
Treasury stock purchases, 1.3 shares....                  --         --       --        --         --         --
Treasury stock sales, 0.2 shares........                  --         --       --        --         --         --         --
Conversion of voting and non-voting
 stock to senior convertible preferred
 stock, 2.1 shares......................                  --         --       --        --         --         --
Non-voting common stock repurchased
 and retired, 2.7 shares................                  --         --       --      (3.0)     (31.0)        --
Dividends on common stock,
 net of equity interest.................                  --         --       --        --       (2.2)        --
                                                      ------      -----    -----     -----     ------      -----
Balance at December 31, 1997............                26.4         --      0.1       8.7        3.8       (4.4)
Net income to common for 1998...........                  --         --       --        --       20.1         --     $ 20.1
Foreign currency translation............                  --         --       --        --         --       (3.4)      (3.4)
                                                                                                                     ------
Comprehensive income....................                                                                             $ 16.7
                                                                                                                     ======
Net change in common stock subject to
 redemption.............................                (5.3)        --       --        --        5.3         --
Options exercised, 0.3 shares, stock
 purchased and retired, 0.1 shares .....                  --         --       --       0.2        0.7         --
Treasury stock purchases, 0.5 shares....                  --         --     (0.1)       --         --         --
Treasury stock sales, 0.1 shares........                  --         --       --        --         --         --
Issuance of senior convertible preferred
 stock, 0.1 shares......................                  --         --       --       2.0         --         --
Non-voting common stock repurchased
 and retired, 0.9 shares................                  --         --       --      (1.0)     (10.4)        --
Retirement of 2.3 shares held by Koppers
 Australia..............................                  --         --       --      (2.4)     (14.6)        --
                                                      ------      -----    -----     -----     ------      -----
Balance at December 31, 1998............              $ 21.1      $  --    $  --     $ 7.5     $  4.9      $(7.8)
--------------------------------------------------
                                                      ======      =====    =====     =====     ======      =====
                                                    Treasury
                                                     Stock
                                                    --------
Balance at December 31, 1995............             $ (4.3)
Net income to common for 1996...........                 --
Foreign currency translation............                 --
Comprehensive income....................
Net change in common stock subject to
 redemption.............................                 --
Options exercised, stock purchased and
 retired, 0.1 shares....................                 --
Treasury stock purchases, 0.3 shares....               (3.8)
Treasury stock sales, 0.2 shares........                2.4
Conversion of Series B Preferred Stock..                 --
Non-voting common stock repurchased
 and retired, 1.1 shares................                 --
Dividends on common stock,
 net of equity interest.................                 --
                                                    --------
Balance at December 31, 1996............               (5.7)
Net loss to common for 1997.............                 --
Foreign currency translation............                 --
Comprehensive income (loss).............
Net change in common stock subject to
 redemption.............................                 --
Options exercised, stock purchased and
 retired, 0.1 shares....................                 --
Treasury stock purchases, 1.3 shares....              (18.2)
Treasury stock sales, 0.2 shares........                1.1
Conversion of voting and non-voting
 stock to senior convertible preferred
 stock, 2.1 shares......................                 --
Non-voting common stock repurchased
 and retired, 2.7 shares................                 --
Dividends on common stock,
 net of equity interest.................                 --
                                                    --------
Balance at December 31, 1997............              (22.8)
Net income to common for 1998...........                 --
Foreign currency translation............                 --
Comprehensive income....................
Net change in common stock subject to
 redemption.............................                 --
Options exercised, 0.3 shares, stock
 purchased and retired, 0.1 shares .....                 --
Treasury stock purchases, 0.5 shares....               (8.9)
Treasury stock sales, 0.1 shares........                1.5
Issuance of senior convertible preferred
 stock, 0.1 shares......................                 --
Non-voting common stock repurchased
 and retired, 0.9 shares................                 --
Retirement of 2.3 shares held by Koppers
 Australia..............................               17.0
                                                    --------
Balance at December 31, 1998............             $(13.2)
--------------------------------------------------
                                                    ========

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

 Business

  Koppers Industries, Inc. (the "Company" or "Koppers") is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the railroad, aluminum, chemical and steel industries. The Company's business is managed as two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

  The Company's Carbon Materials & Chemicals division is a supplier of a) carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes; b) phthalic anhydride ("PAA"), used in the manufacture of plasticizers, resins, paints and dye making; c) creosote and chemicals used in the protection of timber against termites, fungal decay and weathering; d) roofing pitch, used in the manufacture of built-up roofing systems; e) carbon black, used in the production of rubber tires; and f) furnace coke, used in the manufacture of steel.

  The Company's Railroad & Utility Products division a) provides various products and services to railroads, including crossties (both wood and concrete), track and switch pre-assembly, and disposal services; b) supplies treated wood utility poles to electric and telephone utilities; and c) performs various wood treating services for vineyards, construction and other commercial applications.

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

 Cash Equivalents

  The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

 Inventories

  In the United States, Carbon Materials & Chemicals and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out ("LIFO") basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 74% and 60% of total inventory value at December 31, 1998 and 1997, respectively.

 Revenue Recognition

  The Company recognizes revenue from product sales at the time of shipment.

                           KOPPERS INDUSTRIES, INC.

 Investments

  Following is a combined financial summary of the equity investments of the Company for their respective years ended 1997 and 1996. No amounts are shown for 1998 because equity investments taken as a whole do not constitute a significant portion of consolidated assets or income as a result of the consolidation of Koppers Australia. The fiscal year end for amounts shown for Koppers Australia are as of and for the years ended June 30.

                                                                    1997   1996
                                                                   ------ ------
                                                                   (In millions)
   Net Sales...................................................... $254.3 $266.4
   Operating Profit...............................................   29.1   32.1
   Net Income.....................................................   19.4   21.5
   Equity in Earnings.............................................    8.4   10.8
   Current Assets.................................................   94.5   94.1
   Total Assets...................................................  202.4  201.3
   Current Liabilities............................................   48.5   55.1
   Non-Current Liabilities........................................   29.2   33.4
   Net Assets.....................................................  124.7  112.8

  The following describes activity related to the Company's significant equity investments as included in the consolidated statement of operations as of and for each of the years ended December 31:

Koppers Australia Pty. Limited (Koppers Australia)

  Prior to December 1, 1997 the Company held a 50% investment in Koppers Australia.

                                                Equity Income Dividends Received
                                                ------------- ------------------
                                                         (In millions)
   1997........................................     $2.4            $16.3
   1996........................................      6.5              2.8

Tarconord

  The Company owns a 50% equity interest in Tarconord, a carbon materials operation headquartered in Denmark, with operations in Denmark and the United Kingdom.

                                                Equity Income Dividends Received
                                                ------------- ------------------
                                                         (In millions)
   1998........................................     $0.0             $0.6
   1997........................................      1.7              1.2
   1996........................................      1.6              2.4

KSA Limited Partnership (KSA)

  The Company holds a 50% investment in KSA, a concrete crosstie operation located in Ohio.

                                                Equity Income Dividends Received
                                                ------------- ------------------
                                                         (In millions)
   1998........................................     $1.8             $0.5
   1997........................................      1.2              1.3
   1996........................................      1.5              1.0

                           KOPPERS INDUSTRIES, INC.

 Depreciation and amortization

  Buildings, machinery, and equipment are recorded at purchased cost and depreciated over their estimated useful lives (5 to 20 years) using the straight-line method.

 Accrued insurance

  The Company is insured for property, casualty and workers' compensation insurance up to various stop loss coverages for its domestic operations. Losses are accrued based upon the Company's estimates of the liability for the related deductibles for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

 Disclosures About Fair Value of Financial Instruments

  Cash and cash equivalents: The carrying amount approximates fair value because of the short maturity of those instruments.

  Long-term debt: The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

 Research and Development

  Research and development costs, which are included in selling, general and administrative expenses, amounted to $2.3 million for 1998, $1.8 million for 1997 and $1.0 million for 1996.

 Impact of Recently Issued Accounting Standards

  Statement No. 130, Reporting Comprehensive Income, requires enterprises to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital. The Company has adopted Statement No. 130 and restated prior periods to provide comparability.

  Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, changes the way companies report segment information in annual reports and in interim financial statements. The Company has adopted Statement No. 131 and restated prior periods to provide comparability.

  Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. The Statement supersedes the disclosure requirements in Statements No. 87, Employers' Accounting for Pensions, No. 88, Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The overall objective is to improve and standardize disclosures about pensions and other postretirement benefits and to make the required information easier to prepare and more understandable. Statement No. 132 is effective for fiscal years beginning after December 15, 1997. The Company has adopted Statement No. 132 and restated prior periods to provide comparability.

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

                           KOPPERS INDUSTRIES, INC.

at fair value. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Statement No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect the effect of the adoption of this statement to be material.

2. Saratoga Investment and Recapitalization

  On October 15, 1997, KAP Investments, Inc. (a wholly-owned subsidiary of Koppers Australia) and a group of approximately 120 individual investors who were either officers, Board members or current or former employees of either Koppers Industries, Inc. or one of its subsidiaries (the "Management Investors") (collectively, the "Offeree Stockholders") acquired from Cornerstone-Spectrum, Inc. (an affiliate of Beazer East, Inc. and Hanson PLC) its voting and non-voting shares of common stock of Koppers Industries, Inc. ("Common Stock"). The Offeree Stockholders utilized $52.5 million of financing from Koppers, Saratoga Partners III, L.P. ("Saratoga") and Saratoga Koppers Funding, Inc. ("Saratoga Koppers"). On December 1, 1997, Saratoga exchanged
2.1 million shares of Common Stock it acquired as part of the financing of the acquisition of Common Stock from Cornerstone-Spectrum, Inc. for shares of a new series of senior convertible preferred stock of Koppers Industries, Inc. (the "Preferred Shares"), which entitles Saratoga to elect a majority of the Board of Directors of Koppers (the "Board of Directors") and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all other matters subject to a stockholder vote.

  The Company sold $175.0 million of 9 7/8% Senior Subordinated Notes (the "New Notes") due 2007 on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia) (the "New Credit Facilities"). The proceeds from the New Credit Facilities and the sale of the Old Notes have been used to complete the following transactions: (i) the acquisition of The Broken Hill Proprietary Company Limited's 50% interest in Koppers Australia;
(ii) the repayment of $98.9 million of the 8 1/2% Senior Notes of Koppers Industries, Inc. due February 1, 2004 tendered pursuant to a tender offer, plus $6.4 million of redemption premium thereof; (iii) the repayment of the outstanding indebtedness of approximately $88.1 million under the Company's term loan and revolving credit facilities; (iv) the redemption of 1.8 million shares of non-voting Common Stock owned by APT Holdings Corporation, an affiliate of Mellon Bank, N.A. for $22.9 million; (v) the redemption, at $17.00 per share, of 0.5 million shares of Common Stock owned by current and former employees of Koppers and Clayton A. Sweeney (a member of the Board of Directors) for $8.8 million; (vi) the redemption of 0.4 million non-voting shares of Common Stock from Saratoga Koppers; and (vii) the payment of related fees and expenses of approximately $16.0 million.

3. Restructuring Charges

  Restructuring charges of $45.4 million for 1997 included $39.9 million for the closing of the Company's Woodward, Alabama coke facility ("Woodward Coke") and $5.5 million for the closing of a co-generation facility and the write-down of assets at an adjacent wood treating facility in Feather River, California. Net sales for 1997 and 1996 at Woodward Coke were approximately $52.0 million and $67.0 million, respectively, and gross profit totals excluding plant closing and capacity rationalization charges for 1997 and 1996 were approximately $(8.1) million and $1.0 million, respectively.

  The restructuring charges of $15.5 million for 1996 included $6.5 million for the closing of a tar distillation facility in Houston, Texas; $0.9 million related to the closing of a refractory materials facility in Carrollton, Ohio; $5.4 million related to the idling of part of the operations at Woodward Coke; $2.6 million for severance charges; and $0.1 million for other.

                           KOPPERS INDUSTRIES, INC.

  The total restructuring charges consisted of the following charges for each of the years ended December 31 (in millions):

                                                                    1997  1996
                                                                    ----- -----
   Non-cash
     Write-downs of equipment...................................... $21.0 $ 4.1
   Cash
     Dismantling...................................................   6.0   3.6
     Severance.....................................................   8.3   3.3
     Other.........................................................  10.1   4.5
                                                                    ----- -----
                                                                    $45.4 $15.5
                                                                    ===== =====

  At December 31, 1998 approximately $12.5 million of the cash charges for the 1997 restructuring and substantially all of the cash charges from the 1996 restructuring had been expended. The majority of the remaining cash expenditures related to the 1997 restructuring are primarily pension and postretirement benefits expected to be paid over approximately a ten-year period. Approximately $1.0 million of plant closing reserves were credited to income for 1998 as the result of a negotiated reduction in a contractual penalty obligation related to the Feather River, California cogeneration facility.

4. Acquisitions

  On December 1, 1997 the Company purchased shares of Koppers Australia for a cash purchase price of approximately $48 million (after receipt of a dividend of approximately $13.9 million). This acquisition resulted in Koppers Australia being wholly-owned by the Company. The acquisition was accounted for as a purchase, and the excess purchase price paid over the fair value of the net assets acquired, based on a preliminary allocation of purchase price, was approximately $17.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

  Prior to 1998, the results of operations for Koppers Australia are included in the Company's results as a component of equity in earnings of affiliates due to the Company's 50% ownership interest prior to the acquisition.

  On April 1, 1996 the Company purchased a tar distillation plant and certain assets located in Clairton, Pennsylvania for a cash purchase price of approximately $40 million and the assumption of approximately $8 million of liabilities, primarily for employee benefits, tank cleaning and dismantling of idle equipment. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition are included in the Company's consolidated financial statements. The excess purchase price over the fair value of the net assets acquired was approximately $12.0 million and has been recorded as goodwill which is being amortized on a straight-line basis over 25 years.

5. Debt

                                                                  December 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                  (In millions)
   Revolving credit.............................................. $  2.3 $   --
   Term loans....................................................  144.3  134.6
   Senior Subordinated Notes due 2007............................  175.0  175.0
   Senior Notes due 2004.........................................   11.1   11.1
                                                                  ------ ------
                                                                  $332.7 $320.7
                                                                  ====== ======

                           KOPPERS INDUSTRIES, INC.

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

  The New Credit Facilities provide for a $70.0 million Term Loan A, $44.0 million of which was outstanding at December 31, 1998 and a $65.0 million Term Loan B, $64.0 million of which was outstanding at December 31, 1998. In addition, $34.3 million was outstanding on the $A denominated term loan at December 31, 1998.

  The term loans and the Revolving Credit Facility under the New Credit Facilities provide for interest at variable rates. At December 31, 1998 the effective rates on the term loans were 7.23% for Term Loan A, 7.76% for Term Loan B and 6.69% for the Australian term loan.

  Substantially all of the Company's assets, including the assets of significant subsidiaries, are pledged as collateral for the New Credit Facilities. The New Credit Facilities contain certain covenants which limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

  At December 31, 1998 the aggregate debt maturities for the next five years are as follows (in millions):

   1999................................................................... $12.6
   2000...................................................................  17.6
   2001...................................................................  17.5
   2002...................................................................  17.5
   2003...................................................................  37.8

 Senior Subordinated Notes Due 2007

  On December 1, 1997 the Company issued the New Notes in a private placement transaction. The New Notes were subsequently registered with the Securities and Exchange Commission effective January 23, 1998. The New Notes bear interest at 9 7/8% per annum, with interest payable on June 1 and December 1 of each year, commencing June 1, 1998. The New Notes are unsecured and rank junior to all existing and future senior debt of the Company, and are effectively subordinated to all secured obligations to the extent of the assets securing such obligations.

                           KOPPERS INDUSTRIES, INC.

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

  The prepayment of debt on December 1, 1997 resulted in an extraordinary loss of $6.7 million on a net-of-tax basis, comprised of charges of $4.5 million for purchase premium and $2.2 million for the write-off of deferred financing costs. Deferred financing costs associated with the New Credit Facilities and the issuance of the New Notes totaled approximately $16.0 million and are being amortized over the life of the related debt.

  Deferred financing costs (net of accumulated amortization of $2.2 million at December 31, 1998, $0.2 million at December 31, 1997 and $2.4 million at December 31, 1996) were $14.4 million, $16.0 million and $4.4 million at December 31, 1998, 1997 and 1996, respectively, and are included in other assets.

  At December 31, 1998, the Company had $9.5 million of standby letters of credit outstanding, with terms ranging from one to two years.

6. Stock Activity

  During 1998, the Company purchased approximately 0.5 million shares of Common Stock from, and sold 0.1 million shares to, current and former employees and directors of the Company for $8.8 million and $1.0 million, respectively, related to a stock purchase and redemption plan.

  During 1998, 2.2 million shares of Common Stock held by Koppers Australia were retired, resulting in reductions to treasury stock, capital in excess of par and retained earnings of the Company. The shares held by Koppers Australia had previously been accounted for as treasury stock.

  On December 1, 1997 2.1 million shares of voting and non-voting Common Stock held by Saratoga were converted into 2.1 million Preferred Shares, entitling Saratoga to elect a majority of the Board of Directors of the Company and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all matters subject to a stockholder vote. The Preferred Shares have voting (except as described below) and dividend rights equal to voting Common Stock, and have a liquidation preference equal to par value. The Preferred Shares are convertible into voting Common Stock at any time on a one-for-one basis. The holders of the Preferred Shares vote as a separate series from all other classes of stock, and are entitled to elect a majority of the Board of Directors.

  The Company purchased 2.7 million shares of non-voting Common Stock in 1997, all of which were subsequently retired and cancelled in accordance with the stockholders' agreement among the Company, Saratoga and the Management Investors dated as of December 1, 1997 (as amended, the "New Stockholders' Agreement"). The remaining 0.9 million shares of non-voting Common Stock were purchased from APT Holdings Corporation on January 5, 1998 for $11.4 million and were subsequently retired and cancelled.

  The New Stockholders' Agreement provides for stock redemptions of up to 5% of each stockholder's outstanding shares annually beginning in 1999 at the Company's option, provided that all relevant covenants with the Company's lenders and noteholders are met.

                           KOPPERS INDUSTRIES, INC.

7. Common Stock Subject to Redemption

  The New Stockholders' Agreement requires the Company, subject to cash payment limitations under the terms of existing debt covenants, to redeem certain shares of Common Stock owned by members of management upon a "termination event" relative to a management employee. A termination event is defined as retirement, death, disability or resignation. At December 31, 1998 and 1997 the maximum redemptions which could be paid under the New Stockholders' Agreement, subject to existing debt covenants, were $21.2 million and $26.4 million, respectively. The value of shares subject to redemption under the terms of the New Stockholders' Agreement is segregated from other Common Stock on the face of the balance sheet. There were approximately 1.2 million and 1.6 million shares of Common Stock at December 31, 1998 and 1997, respectively, subject to the redemption provisions of the New Stockholders' Agreement.

  The aggregate redemption amounts under the New Stockholders' Agreement for the next four years based on termination events which have already occurred are as follows:

   1999............................................................ $2.0 million
   2000............................................................ $0.2 million
   2001............................................................ $0.2 million
   2002............................................................ $0.1 million

                            KOPPERS INDUSTRIES, INC.

8. Pension and Other Postretirement Benefit Plans

                                         Pension Benefits    Other Benefits
                                           December 31,       December 31,
                                         ------------------  ----------------
                                            1998      1997     1998     1997
                                         --------  --------  -------  -------
                                           (In millions)      (In millions)
Change in benefit obligation:
  Benefit obligation at beginning of
   year................................. $   75.3  $   55.6  $  15.9  $  15.4
  Service cost..........................      3.5       3.3      0.3      0.5
  Interest cost.........................      5.2       4.0      1.0      0.8
  Amendments............................      0.2       1.4       --     (2.9)
  Actuarial gains (losses)..............      2.0       2.8     (2.1)    (0.7)
  Acquisitions..........................       --       7.6       --       --
  Benefits paid.........................     (4.2)     (3.2)    (0.7)    (0.4)
  Curtailments and special termination
   benefits.............................       --       3.8       --      3.2
                                         --------  --------  -------  -------
Benefit obligation at end of year....... $   82.0  $   75.3  $  14.4  $  15.9
                                         ========  ========  =======  =======
Change in plan assets:
  Fair value of plan assets at beginning
   of year.............................. $   66.9  $   51.3  $    --  $    --
  Actual return on plan assets..........     11.4      10.5       --       --
  Employer contribution.................      0.7       0.7      0.7      0.4
  Benefits paid.........................     (4.2)     (3.2)    (0.7)    (0.4)
  Acquisitions..........................       --       7.6       --       --
                                         --------  --------  -------  -------
Fair value of plan assets at end of
 year................................... $   74.8  $   66.9  $   0.0  $   0.0
                                         ========  ========  =======  =======
Funded status of the plan............... $   (7.2) $   (8.5) $ (14.4) $ (15.9)
Unrecognized actuarial (gain) loss......     (3.2)      0.5     (1.4)     0.7
Unrecognized prior service cost.........      1.4       1.4     (4.3)    (5.0)
                                         --------  --------  -------  -------
Net amount recognized................... $   (9.0) $   (6.6) $ (20.1) $ (20.2)
                                         ========  ========  =======  =======
Disclosures:
Amounts recognized in the statement of
 financial position consist of:
  Prepaid benefit cost.................. $    4.0  $    4.0  $    --  $    --
  Accrued benefit liability.............    (13.8)    (11.4)   (20.1)   (20.2)
  Intangible asset......................      0.8       0.8       --       --
                                         --------  --------  -------  -------
Net amount recognized................... $   (9.0) $   (6.6) $ (20.1) $ (20.2)
                                         ========  ========  =======  =======
Weighted-average assumptions as of
 December 31:
Discount rate...........................     7.00%     7.25%    7.00%    7.25%
Expected return on plan assets..........     9.00%     9.00%
Rate of compensation increase...........     4.00%     4.00%
Initial medical trend rate..............                        9.00%   11.00%

   The 1998 initial medical trend rate was assumed to decrease gradually to 6.0% in 2011 and remain at that level thereafter.

                           KOPPERS INDUSTRIES, INC.

                                          Pension Benefits    Other Benefits
                                            December 31,       December 31,
                                          ------------------  ----------------
                                            1998      1997      1998     1997
                                          --------  --------  -------  -------
                                            (In millions)      (In millions)
Components of net periodic benefit cost:
  Service cost........................... $    3.5  $    3.3  $   0.3  $   0.5
  Interest cost..........................      5.2       4.0      1.0      0.8
  Expected return on plan assets.........     (5.8)     (4.5)      --       --
  Amortization of prior service cost.....      0.2        --     (0.7)    (0.7)
  Curtailment and special termination
   benefits..............................       --       3.8       --      3.2
                                          --------  --------  -------  -------
Net periodic benefit cost................ $    3.1  $    6.6  $   0.6  $   3.8
                                          ========  ========  =======  =======

  The Company acquired Koppers Australia on December 1, 1997, including its pension benefit plan.

  The Company has two nonpension postretirement benefit plans. Health care benefits are contributory except for hourly employees of Woodward Coke, which was closed in January 1998. The contributions for health benefits are adjusted annually; the life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase retiree contributions each year by 50%-100% of any increases in premium costs.

  The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                        1% Increase 1% Decrease
                                                        ----------- -----------
   Effect on total of service and interest cost
    components in 1998.................................    $0.1       ($0.1)
   Effect on postretirement benefit obligation as of
    December 31, 1998..................................    $1.1       ($1.0)

  Incentive Plan--The Company has established a management incentive plan based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this Plan was $0.8 million in 1998, $2.6 million in 1997 and $2.9 million in 1996. For incentive related to 1996 results, participating employees were able to elect to receive up to 50% of their incentive compensation in voting Common Stock of the Company.

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

  The Company's regular contributions amounted to $0.5 million in 1998 and 1997, and $0.6 million in 1996. The Company may also make a supplemental contribution at the end of each Plan Year subject to approval by the Board of Directors. Expense for supplemental contributions amounted to $0.1 million, $0.4 million, and $0.5 million in 1998, 1997 and 1996, respectively. All regular and supplemental matching contributions were made in voting Common Stock of the Company held in Treasury until October 1, 1998 at which time such contributions were made in cash.

                            KOPPERS INDUSTRIES, INC.

9. Income Taxes

  Components of the Company's income tax provision (benefit) are as follows:

                                                            Years Ended
                                                            December 31,
                                                        ----------------------
                                                         1998    1997    1996
                                                        ------  ------  ------
                                                           (In millions)
   Current:
     Federal........................................... $  5.4  $  6.3  $  3.9
     State.............................................    0.6     1.0     0.9
     Foreign...........................................    2.4      --      --
                                                        ------  ------  ------
       Total current tax provision.....................    8.4     7.3     4.8
   Deferred:
     Federal...........................................  (11.5)  (23.6)  (10.0)
     State.............................................    1.3    (3.4)   (0.9)
     Foreign...........................................    1.5      --      --
                                                        ------  ------  ------
       Total deferred tax provision (benefit) .........   (8.7)  (27.0)  (10.9)
                                                        ------  ------  ------
   Total income tax provision (benefit) ............... $ (0.3) $(19.7) $ (6.1)
                                                        ======  ======  ======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities (including deferred items reflected as extraordinary loss) are as follows:

                                                                   December 31,
                                                                   -------------
                                                                    1998   1997
                                                                   ------ ------
                                                                   (In millions)
   Deferred tax assets:
     Alternative minimum tax credits..............................  $15.0  $10.5
     Other postretirement benefits obligation.....................    9.9    9.0
     Reserves, including insurance and product warranty...........   18.1   33.6
     Book/tax inventory accounting................................    2.4    2.5
     Accrued vacation.............................................    1.8    1.7
     Other........................................................    2.0    2.4
     Excess tax basis on Koppers Australia assets.................   19.0     --
                                                                   ------ ------
       Total deferred tax assets..................................   68.2   59.7
                                                                   ------ ------
   Deferred tax liabilities:
     Tax over book depreciation and amortization..................   19.8   21.8
     Other........................................................    4.7    2.9
                                                                   ------ ------
     Total deferred tax liabilities...............................   24.5   24.7
                                                                   ------ ------
     Net deferred tax assets......................................  $43.7  $35.0
                                                                   ====== ======

  Income before income taxes and extraordinary loss for 1998 included $10.4 million from foreign operations.

                           KOPPERS INDUSTRIES, INC.

  The provision (benefit) for income taxes is reconciled with the federal statutory rate as follows:

                               Years Ended December 31,
                              ------------------------------
                                1998       1997       1996
                              --------   --------   --------
   Federal...................     35.0%     (35.0)%     35.0%
     State, net of federal
      tax benefit............      6.9       (7.5)      (3.7)
     Equity in earnings of
      foreign affiliates.....     (0.1)      (5.1)     (35.7)
     Foreign taxes...........      4.0        3.8       10.0
     Section 29 credits......    (46.8)     (37.9)     (87.9)
     Other...................     (0.4)       1.6        5.2
                              --------   --------   --------
                                  (1.4)%    (80.1)%    (77.1)%
                              ========   ========   ========

  The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 1998 consolidated retained earnings of the Company included approximately $9 million of undistributed earnings from these investments. The Company began earning non-conventional fuels credits on coke production at its Monessen, Pennsylvania facility during 1995. Credits utilized for the years ended December 31, 1998, 1997 and 1996 were approximately $9.5 million, $9.3 million and $7.0 million, respectively. The Company has an alternative minimum tax credit carryforward of approximately $15.0 million. The credit has no expiration date.

10. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                              Years Ended December 31,
                                      -----------------------------------------
                                           1998          1997          1996
                                      ------------- -------------  ------------
                                       (In millions except per share figures)
   Numerator for basic and diluted:
   Net income to common stockholders
    before extraordinary item........ $        20.1 $         1.1  $       14.1
     Net income (loss) to common
      stockholders...................          20.1          (5.7)         14.1
   Denominators:
     Weighted-average voting common
      shares.........................           1.6           3.0           5.3
     Weighted-average non-voting
      common shares..................            --           3.2           3.9
                                      ------------- -------------  ------------
   Denominators for basic earnings
    per share........................           1.6           6.2           9.2
   Effect of dilutive securities:
     Convertible preferred stock.....           2.3           2.1            --
     Employee stock options..........           0.3           0.4           0.5
                                      ------------- -------------  ------------
   Dilutive potential common shares..           2.6           2.5           0.5
   Denominators for diluted earnings
    per share--adjusted
    weighted-average shares and
    assumed conversions..............           4.2           8.7           9.7
   Income before extraordinary item:
     Basic earnings per share........ $       12.64 $        0.17  $       1.54
     Diluted earnings per share...... $        4.85 $        0.12  $       1.47
   Extraordinary item:
     Basic earnings per share........ $          -- $       (1.09) $         --
     Diluted earnings per share...... $          -- $       (0.77) $         --
   Net income (loss):
     Basic earnings per share........ $       12.64 $       (0.92) $       1.54
     Diluted earnings per share...... $        4.85 $       (0.65) $       1.47

                           KOPPERS INDUSTRIES, INC.

11. Stock Options

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants. In 1998 the Company recognized $1.5 million of expense related to the redemption of stock options.

  The pro forma effect on net income and earnings per share for 1998, 1997 and 1996 of the fair value method required by Statement No. 123, "Accounting for Stock-Based Compensation" is immaterial. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: (a) for 1998, risk-free interest rate of 5.56%, dividend yield of 0.0%, volatility factor of .2, and an expected option life of 10 years; (b) for 1997, risk-free interest rate of 5.75%, dividend yield of 0.0%, volatility factor of .14, and an expected option life of 10 years.

  The Company's Board of Directors has awarded a total of 1.1 million options, approximately 0.5 million of which were outstanding at December 31, 1998, to purchase shares of voting Common Stock to certain key executives at various exercise prices. All options granted have 10-year terms; all vest and become fully exercisable at the end of three years of continued employment, except for 0.16 million options granted in the fourth quarter of 1998, which have a vesting period of five years.

  A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                   1998                   1997                   1996
                          ---------------------- ---------------------- ----------------------
                                    Weighted-              Weighted-              Weighted-
                          Options    Average     Options    Average     Options    Average
                           (000)  Exercise Price  (000)  Exercise Price  (000)  Exercise Price
                          ------- -------------- ------- -------------- ------- --------------
Outstanding at beginning
 of year................    626        $ 5         650        $ 4         705        $ 4
Granted.................    184         17          88         14          --         --
Exercised...............   (264)         3        (111)         6         (54)         2
Forfeited...............     --         --          (1)        11          (1)        11
                           ----                   ----                    ---
Outstanding at end of
 year...................    546        $10         626        $ 5         650        $ 4
                           ====                   ====                    ===
Exercisable at end of
 year...................    362        $ 7         626        $ 5         590        $ 4
                           ====                   ====                    ===
Weighted-average fair
 value of options
 granted during the
 year...................     $5                     --        $ 6

  Exercise prices for options outstanding as of December 31, 1998 ranged from $2 to $17, and the weighted-average remaining contractual life of those options was 6.4 years. Pursuant to the provisions of the Company's stock option plan, all options granted prior to December 1, 1997 became vested in 1997 due to a change of control.

12. Commitments and Contingencies

  From time to time lawsuits, claims and proceedings are asserted against the Company relating to the conduct of its business, including those pertaining to product liability, warranties, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or

                           KOPPERS INDUSTRIES, INC.

liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

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

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitment under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $12 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability in respect of matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

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

                           KOPPERS INDUSTRIES, INC.

 Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded in full to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two year period, the Company supplemented its initial response to the EPA several times as the EPA made supplemental requests. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. In the meeting, the EPA suggested that the Company and the EPA negotiate an agreement. Included among the suggestions for settlement were a continuation of the Company's ongoing efforts to develop a better environmental management system, to conduct third party environmental audits, and to evaluate aging equipment and facilities that may have the potential to impact adversely the quality of wastewater discharged to the environment or to publicly owned treatment facilities. The EPA did not propose a penalty or suggest a range in which a penalty, if any, might be sought. At this time without knowing the details behind the summary of the EPA's alleged violations, it is impossible to predict the amount of any penalty. There can be no assurance that any monetary penalty and the cost of any supplemental environmental projects will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Part of the allegations asserted by the EPA concern Woodward Coke and the Logansport, Louisiana wood treating plant. During a Company-initiated investigation at Woodward Coke, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport plant, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA.

  In 1997 the Company paid a civil penalty in the amount of $0.5 million to the Jefferson County Department of Health ("Jefferson County") in settlement of various alleged air pollution violations concerning emissions from Woodward Coke for the period from May 25, 1992 to March 1, 1996 and in settlement of various alleged air pollution violations concerning benzene abatement equipment at Woodward Coke that had been discovered as a result of a Company-initiated investigation. On February 14, 1997 the EPA issued a notice of violation for the same alleged air pollution violations concerning emissions which were the subject of the Jefferson County suit. In January 1998 the Company ceased operations at Woodward Coke. On February 8, 1998 Jefferson County requested that the original settlement agreement be modified to include alleged air emission violations for the period of August 1997 to January 1998 and proposed an additional civil penalty of $0.6 million. The Company is currently in the process of reviewing the proposed modification and has entered into negotiations with Jefferson County regarding this matter. There can be no assurance that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  At the acquisition of the Monessen, Pennsylvania coke facility (the "Monessen Facility"), the Company entered into a consent order and agreement with the Pennsylvania Department of Environmental Protection ("PADEP") (the "Monessen Consent Order") pursuant to which the Company's liabilities for environmental cleanup have been capped at $0.6 million for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to the Company by the seller of that facility, the

                           KOPPERS INDUSTRIES, INC.

Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which was not identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $0.6 million "cap" contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

  On occasion, Koppers Australia has been served with notices relating to environmental compliance issues arising in connection with its operations. Koppers Australia had been served with a notice by the Tasmanian Department of Environment and Land Management ("DELM") which alleged that the Longford, Tasmania facility was not in compliance with certain water discharge requirements; the DELM rescinded this notice in 1998. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Rockhampton and Takura, Queensland facilities are listed on the Queensland register of contaminated sites as "probable sites". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

 Litigation Settlements

  The Company settled litigation with CSX Transportation, Inc. ("CSX") related to a Complaint served by CSX on May 24, 1996 which alleged that the Company failed to fulfill environmental obligations under two contracts executed by CSX and the Company's predecessor in 1988 and performed by the Company. The Complaint also sought reimbursement of any damages incurred in connection with a 1992 lawsuit filed by Beazer East against CSX in which Beazer East sought contribution for environmental cleanup at certain facilities including some presently owned by the Company. The settlement agreement requires the Company to pay certain amounts over a five year period. The Company recorded a $2.5 million charge to pretax earnings in 1996 as a result of the agreement.

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

                           KOPPERS INDUSTRIES, INC.

 Rents

  Rent expense for 1998, 1997 and 1996 was $15.0 million, $13.5 million and $13.5 million, respectively. Commitments during the next five years under operating leases aggregate to $21 million, ranging from $6 million in 1999 to $2 million in 2003.

13. Operations by Business Segment

 Description of the Types of Products and Services From Which Each Reportable Segment Derives Its Revenues.

  The Company has two reportable segments, Carbon Materials & Chemicals and Railroad & Utility Products. The Company's Carbon Materials & Chemicals division consists of four basic product lines: carbon pitch, which is sold primarily to aluminum smelters for use in the production of anodes; PAA, which is sold to the reinforced plastics industry and is used in the production of vinyl, paint, coatings and fiberglass; creosote, used in the treatment of wood; and furnace coke, used in steel production. The Company's Railroad & Utility Products division produces railroad crossties and performs various services for the railroad industry, and produces treated utility poles for the electric and telephone utility industries, as well as various other treating services. All Other includes Woodward Coke, which ceased operations in January 1998.

 Measurement of Segment Profit or Loss and Segment Assets.

  The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

 Factors Management Used to identify the Company's Reportable Segments.

  The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The business units have been aggregated into two reportable segments since management believes the long-term financial performance of these reportable segments is affected by similar economic conditions.

                            KOPPERS INDUSTRIES, INC.

                            Business Segments
                          ---------------------
                            Carbon    Railroad
                           Materials  & Utility  All
                          & Chemicals Products  Other  Total
                          ----------- --------- -----  ------
                                    (In millions)
Year ended December 31,
 1998:
Revenues from external
 customers..............    $346.7     $320.7   $ 3.2  $670.6
Intersegment revenues...      16.6         --      --    16.6
Depreciation and
 amortization...........      19.6        8.9     2.1    30.6
Operating profit (loss).      27.3       22.1    (1.8)   47.6
Segment assets..........     255.7      132.8    93.1   481.6
Capital expenditures....      12.5        9.2     1.1    22.8

Year ended December 31,
 1997:
Revenues from external
 customers..............    $285.9     $255.2   $52.0  $593.1
Intersegment revenues...      11.2         --     2.0    13.2
Restructuring charges...        --        5.5    39.9    45.4
Non-cash portion of
 restructuring charges..        --        3.3    17.7    21.0
Depreciation and
 amortization...........      11.7        6.9     4.9    23.5
Operating profit (loss).      32.0       10.2   (47.5)   (5.3)
Segment assets..........     273.3      126.6   100.3   500.2
Capital expenditures....      39.6       11.7     2.6    53.9

Year ended December 31,
 1996:
Revenues from external
 customers..............    $281.6     $239.9   $67.0  $588.5
Intersegment revenues...      11.2         --     2.7    13.9
Restructuring charges...       7.0        1.1     7.4    15.5
Non-cash portion of
 restructuring charges..       0.7         --     3.4     4.1
Depreciation and
 amortization...........      10.3        6.4     5.1    21.8
Operating profit (loss).      21.8       12.3    (6.5)   27.6
Segment assets..........     186.2      111.8   113.2   411.2
Capital expenditures....      53.2        5.2     2.8    61.2

                            KOPPERS INDUSTRIES, INC.

                                                   Years Ended December 31,
                                                  ----------------------------
                                                     1998      1997      1996
                                                  --------  --------  --------
                                                        (In millions)
Revenues
Total external revenues for reportable segments.. $  667.4  $  541.1  $  521.5
Intersegment revenues for reportable segments....     16.6      11.2      11.2
Revenues from Woodward Coke......................      3.2      54.0      69.7
Elimination of intersegment revenues.............    (16.6)    (13.2)    (13.9)
                                                  --------  --------  --------
  Total consolidated revenues.................... $  670.6  $  593.1  $  588.5
                                                  ========  ========  ========
Profit or Loss
Operating profit for reportable segments......... $   49.4  $   42.2  $   34.1
Corporate depreciation and amortization..........     (2.1)     (1.2)     (1.1)
Equity in earnings of affiliates.................      2.4       5.3       9.6
Woodward Coke....................................       --     (47.6)     (4.4)
Other income (expense)...........................      0.3      (0.1)    (13.6)
                                                  --------  --------  --------
  Income (loss) before interest expense, income
   tax provision (benefit),
   minority interest and extraordinary item...... $   50.0  $   (1.4) $   24.6
                                                  ========  ========  ========
Assets
Total assets for reportable segments............. $  388.5  $  399.9  $  298.0
Equity investments...............................     18.0      16.6      55.4
Deferred financing...............................     14.4      16.0       4.4
Deferred taxes...................................     43.7      35.0      10.9
Prepaid pension..................................      4.0       4.0       4.0
Fixed assets.....................................      2.2       1.4       1.5
Other............................................      3.6      (0.5)     (4.3)
Cash and short-term investments..................     11.7      15.2       1.5
Woodward Coke....................................      0.9      14.4      40.8
Elimination of intercompany receivables..........     (5.4)     (1.8)     (1.0)
                                                  --------  --------  --------
  Total consolidated assets...................... $  481.6  $  500.2  $  411.2
                                                  ========  ========  ========
Geographic Information
Australia and Pacific Rim:
Revenues from external customers................. $  105.5  $     --  $     --
Long-lived assets................................     55.8      60.7        --

All other revenues and long-lived assets are related to operations based in the United States.

Sales to one customer amounted to 10.8% of the Company's total net sales for 1996.

                           KOPPERS INDUSTRIES, INC.

14. Selected Quarterly Financial Data (Unaudited)

  The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                            1st Quarter    2nd Quarter   3rd Quarter   4th Quarter
                           -------------- ------------- ------------- -------------
                            1998    1997   1998   1997   1998   1997   1998   1997
                           ------  ------ ------ ------ ------ ------ ------ ------
                                   (In millions except per share figures)
 Net sales...............  $156.5  $134.0 $174.2 $157.6 $181.2 $160.7 $158.7 $140.8
 Operating profit (loss).  $  7.2  $  6.1 $ 14.8 $ 13.9 $ 14.8 $ 14.5 $ 10.8 $(37.3)
 Net income (loss) before
  extraordinary item.....  $ (0.2) $  3.4 $  6.8 $  6.3 $  9.7 $ 12.4 $  3.8 $(21.2)
 Income (loss) per share
  of Common Stock:
  Income before
   extraordinary item:
   Basic earnings (loss)
    per share............  $(0.10) $ 0.39 $ 4.48 $ 0.72 $ 6.38 $ 1.41 $ 2.46 $(4.53)
   Diluted earnings
    (loss) per share.....  $(0.10) $ 0.37 $ 1.67 $ 0.69 $ 2.42 $ 1.34 $ 0.93 $(4.53)
  Net income (loss)......  $ (0.2) $  3.4 $  6.8 $  6.3 $  9.7 $ 12.4 $  3.8 $(27.9)
   Basic earnings (loss)
    per share............  $(0.10) $ 0.39 $ 4.48 $ 0.72 $ 6.38 $ 1.41 $ 2.46 $(5.96)
   Diluted earnings
    (loss) per share.....  $(0.10) $ 0.37 $ 1.67 $ 0.69 $ 2.42 $ 1.34 $ 0.93 $(5.96)

15. Financial Information for Subsidiary Guarantors

  The Company's payment obligations under the 9 7/8% Senior Subordinated Notes due 2007 are fully and unconditionally guaranteed on a joint and several basis by Koppers Industries, Inc. (parent), Koppers Industries International Trade Corporation, Koppers Australia Pty. Limited, Koppers Industries of Delaware, Inc. and Koppers Industries B.W., Inc. (collectively, the "Guarantor Subsidiaries"). The New Notes have not been guaranteed by KHC Assurance, Inc., Tarconord A/S, and KSA Limited Partnership (collectively, the "Non-Guarantor Subsidiaries"). In accordance with previous positions established by the Securities and Exchange Commission, the following summarized financial information illustrates separately the composition of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. Separate complete financial statements of the respective Guarantor Subsidiaries are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the guarantors and non-guarantors. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                  Summarized Condensed Financial Information
                     For the year ended December 31, 1998
                                 (In millions)

                                  Guarantor   Non-Guarantor
                          Parent Subsidiaries Subsidiaries  Eliminations Consolidated
                          ------ ------------ ------------- ------------ ------------
Current assets..........  $140.3    $ 84.1       $105.6       $(136.5)      $193.5
Non-current assets......   324.4      54.8         88.3        (179.4)       288.1
Current liabilities.....   189.9      19.5         15.9        (136.7)        88.6
Non-current liabilities.   338.9      44.8          0.8          (4.0)       380.5
Net sales...............   565.2     117.4           --         (12.0)       670.6
Gross profit (after
 depreciation,
 amortization
 & restructuring).......    55.9      35.1          1.5          (7.2)        85.3
Net income (loss).......     6.7      15.7          3.5          (5.8)        20.1

                            KOPPERS INDUSTRIES, INC.

                   Summarized Condensed Financial Information
                      For the year ended December 31, 1997
                                 (In millions)

                                   Guarantor   Non-Guarantor
                          Parent  Subsidiaries Subsidiaries  Eliminations Consolidated
                          ------  ------------ ------------- ------------ ------------
Current assets..........  $169.2     $99.0         $55.0       $ (97.7)      $225.5
Non-current assets......   288.6      99.7          16.1        (129.7)       274.7
Current liabilities.....   156.4      25.9          31.6         (97.6)       116.3
Non-current liabilities.   309.1      79.3          11.5         (27.8)       372.1
Net sales...............   592.9      12.6           7.2         (19.6)       593.1
Gross profit (after
 depreciation,
 amortization
 & restructuring).......    10.0      12.7           1.2          (1.1)        22.8
Net income (loss) before
 extraordinary item.....   (12.5)     11.3           2.6          (0.4)         1.0
Net income (loss).......   (19.2)     11.3           2.6          (0.4)        (5.7)

                   Summarized Condensed Financial Information
                      For the year ended December 31, 1996
                                 (In millions)

                                   Guarantor   Non-Guarantor
                          Parent  Subsidiaries Subsidiaries  Eliminations Consolidated
                          ------  ------------ ------------- ------------ ------------
Current assets..........  $169.2     $19.6         $33.9        $(62.4)      $160.3
Non-current assets......   224.8      22.3          34.1         (30.3)       250.9
Current liabilities.....   122.1       7.7          15.2         (62.4)        82.6
Non-current liabilities.   237.3        --          13.2            --        250.5
Net sales...............   587.9      12.9           3.2         (15.5)       588.5
Gross profit (after
 depreciation,
 amortization
 & restructuring).......    45.0      10.7           0.2          (0.8)        55.1
Net income (loss).......    (1.7)     14.2           2.1          (0.5)        14.1

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, Koppers Industries, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Koppers Industries, Inc.

                                          By:     /s/ Donald E. Davis
                                            ...................................
                                                    Donald E. Davis,
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    /s/ Robert K. Wagner
 .............................  Chairman and Director           March 25, 1999
      Robert K. Wagner

    /s/ Walter W. Turner
 .............................  President, Chief                March 25, 1999
      Walter W. Turner         Executive
                               Officer and Director
                               (Principal Executive
                               Officer)

     /s/ Donald E. Davis
 .............................  Chief Financial                 March 25, 1999
       Donald E. Davis         Officer
                               (Principal Financial
                               Officer,
                               Principal Accounting
                               Officer)

   /s/ Clayton A. Sweeney
 .............................  Director                        March 25, 1999
     Clayton A. Sweeney

  /s/ Christian L. Oberbeck
 .............................  Director                        March 25, 1999
    Christian L. Oberbeck

    /s/ Brooks C. Wilson
 .............................  Director                        March 25, 1999
      Brooks C. Wilson

       /s/ N.H. Prater
 .............................  Director                        March 25, 1999
         N.H. Prater

 /s/ Charles P. Durkin, Jr.
 .............................  Director                        March 25, 1999
   Charles P. Durkin, Jr.

      /s/ Robert Cizik
 .............................  Director                        March 25, 1999
        Robert Cizik

  /s/ David M. Hillenbrand
 .............................
    David M. Hillenbrand       Director                        March 25, 1999

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
   *3.1  Restated and Amended Articles of Incorporation of the Company
         (Incorporated by reference from Exhibit 4.1 of the Company's Form S-8
         Registration Statement filed December 22, 1997).
   *3.2  Restated and Amended By-Laws of the Company (Incorporated by reference from Exhibit 4.2 of the Company's Form S-8 Registration Statement
         filed December 22, 1997).
   *4.1  Indenture between the Company and Integra Trust Company, National
         Association, as Trustee (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31,
         1993).
   *4.2  Indenture, dated as of December 1, 1997 between the Company and PNC
         Bank, National Association (the "Trustee") (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration
         Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
   *9.1  Stockholders' Agreement by and among Koppers Industries, Inc., KAP
         Investments, Inc., Cornerstone-Spectrum, Inc., APT Holdings
         Corporation and the Management Investors referred to therein, the most recent amendment dated as of August 16, 1995 (Incorporated by reference to respective exhibits to the Company's Amendment No. 1 to
         Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
   *9.2  Stock Subscription Agreement dated as of December 26, 1988
         (Incorporated by reference to respective exhibits to the Company's
         Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the
         Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
   *9.3  Stockholders' Agreement by and among Koppers Industries, Inc.,
         Saratoga Partners III, L. P. and the Management Investors referred to therein, dated December 1, 1997 (Incorporated by reference from
         Exhibit 4.3 of the Company's Form S-8 Registration Statement filed
         December 22, 1997).
  *10.1  Asset Purchase Agreement, dated as of December 28, 1988, between the
         Company and Koppers Company, Inc. (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *10.2  Asset Purchase Agreement Guarantee, dated as of December 28, 1988, provided by Beazer PLC (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *10.3  Credit Agreement, dated as of February 10, 1994 by and between the
         Company, the Banks from time to time parties thereto and Mellon Bank,
         N.A., as agent (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1993).
  *10.4  Revolving Credit Agreement, dated as of February 10, 1994, from the
         Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1993).
  *10.5  Term Loan Agreement, dated as of February 10, 1994, from the Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1993).
  *10.6  Retirement Plan of Koppers Industries, Inc. and Subsidiaries for
         Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule
         424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *10.7  Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

 Exhibit
   No.                                 Description
 -------                               -----------
 *10.8   Koppers Industries, Inc. Employee Savings Plan (Incorporated by
         reference to respective exhibits to the Company's Prospectus filed
         February 7, 1994 in connection with the offering of the 8 1/2% Senior
         Notes due 2004).
 *10.10  Koppers Industries, Inc. Survivor Benefit Plan (Incorporated by
         reference to respective exhibits to the Company's Prospectus filed
         February 7, 1994 pursuant to Rule 424(b) of the Securities Act of
         1933, as amended, in connection with the offering of the 8 1/2% Senior
         Notes due 2004).
 *10.11  Koppers Industries, Inc. Stock Option Plan, as Restated and Amended as
         of February 21, 1996 (Incorporated by reference to respective exhibits to the Company's Amendment No. 1 to Form S-1 Registration Statement
         filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
 *10.15  LTV Steel Company, Inc. Coke Sales Agreement dated as of December 10,
         1993 (Incorporated by reference to the Company's Prospectus filed
         February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.16  Alcoa/Koppers Solid Pitch Supply Agreement Warrick, Indiana; Rockdale,
         Texas; Point Comfort, Texas; and Wenatchee, Washington dated as of
         January 1, 1994 (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1993).
 *10.18  Employment Contract for Donald P. Traviss dated October 17, 1994
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1995).
 *10.19  Employment Contract for Robert K. Wagner dated February 29, 1996
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1995).
 *10.20  Standby Term Loan Note, dated as of March 31, 1995 from the Company to the Banks and Mellon Bank, N.A (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1995).
 *10.21  Amendment to Standby Term Loan Note, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A (Incorporated by
         reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1995).
 *10.22  Amendment to Revolving Credit Notes, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A (Incorporated by
         reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1995).
 *10.23  Asset Purchase Agreement, dated as of March 11, 1996, between the
         Company and Aristech Chemicals Corporation (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1995).
 *10.24  Term Loan Agreement, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1995).
 *10.25  Restated and Amended Employee Stock Option Plan (Incorporated by
         reference to respective exhibits to the Company's Amendment No. 1 to
         Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
 *10.26  Employment contract for Donald N. Sweet dated August 1, 1996
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-Q for the quarterly period ended September 30, 1996).
 *10.27  Volume Treatment Agreement CSX-Koppers dated as of January 30, 1997
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1996).
 *10.28  Credit Agreement, dated as of December 1, 1997 by and among the
         Company, the Banks from time to time parties thereto and Swiss Bank
         Corporation and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
 *10.29  Advisory Services Agreement between the Company and Saratoga Partners
         III, L.P. (Incorporated by reference to respective exhibits to the
         Company's Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior
         Subordinated Notes due 2007).

 Exhibit
   No.                                 Description
 -------                               -----------
 *21.1   Amended List of Subsidiaries of the Company (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration
         Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
  23.1   Consent of Ernst & Young LLP
  27.1   Financial Data Schedule

--------
*Previously filed

                            KOPPERS INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)
                              For the years ended
                        December 31, 1998, 1997 and 1996

                          Balance at Additions    Koppers              Balance
                          beginning   charged    Australia             at close
                           of year   to Expense Acquisition Deductions of year
                          ---------- ---------- ----------- ---------- --------
1998
Allowance for doubtful
 accounts................    $0.8       $0.6       $ --        $0.2      $1.2
                             ====       ====       ====        ====      ====
1997
Allowance for doubtful
 accounts................    $0.2       $ --       $0.6        $ --      $0.8
                             ====       ====       ====        ====      ====
1996
Allowance for doubtful
 accounts................    $0.4       $0.1       $ --        $0.3      $0.2
                             ====       ====       ====        ====      ====