Form 10-Q
period 1999-03-31
KOPPERS INDUSTRIES INC
filed 1999-05-04
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999


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

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at April 23, 1999 amounted to 1.5 million and 2.3 million shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share figures)

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                                1999    1998
                                                               ------  ------
                                                                (Unaudited)
Net sales..................................................... $157.4  $156.5
Operating expenses:
  Cost of sales...............................................  136.0   132.5
  Depreciation and amortization...............................    6.8     7.5
  Selling, general and administrative.........................    7.9     9.3
                                                               ------  ------
    Total operating expenses..................................  150.7   149.3
                                                               ------  ------
Operating profit..............................................    6.7     7.2
Equity in earnings of affiliates..............................    0.2      --
                                                               ------  ------
Income before interest expense, income taxes and minority
 interest.....................................................    6.9     7.2
Interest expense..............................................    7.0     7.1
                                                               ------  ------
Income (loss) before income taxes and minority interest.......   (0.1)    0.1
Income taxes..................................................    0.0     0.1
Minority interest.............................................    0.1     0.2
                                                               ------  ------
    Net income (loss)......................................... $ (0.2) $ (0.2)
                                                               ======  ======
Basic earnings (loss) per share of common stock............... $(0.11) $(0.10)
                                                               ======  ======
Diluted earnings (loss) per share of common stock............. $(0.11) $(0.10)
                                                               ======  ======



                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                          March 31,  December 31,
                                                            1999         1998
                                                         ----------- ------------
                                                         (Unaudited)      *
ASSETS
Current assets:
  Cash and cash equivalents.............................   $  8.0       $ 16.6
  Accounts receivable less allowance for doubtful
   accounts of $1.2 in 1999 and 1998....................     81.8         71.9
  Inventories:
    Raw materials.......................................     49.7         52.6
    Work in process.....................................      3.8          2.8
    Finished goods......................................     55.9         52.6
    LIFO reserve........................................    (12.5)       (12.3)
                                                           ------       ------
      Total inventories.................................     96.9         95.7
    Deferred tax benefit................................      7.8          7.7
    Other...............................................      3.0          1.6
                                                           ------       ------
      Total current assets..............................    197.5        193.5
Investments.............................................     18.1         19.7
Fixed assets............................................    337.0        334.5
Less: accumulated depreciation..........................   (159.2)      (153.1)
                                                           ------       ------
  Net fixed assets......................................    177.8        181.4
Goodwill, net of accumulated amortization...............     28.7         29.4
Deferred tax benefit....................................     38.4         36.0
Other assets............................................     16.7         17.6
                                                           ------       ------
      Total assets......................................   $477.2       $477.6
                                                           ======       ======

--------
*Summarized from audited fiscal year 1998 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions except per share figures)

                                                         March 31,  December 31,
                                                           1999         1998
                                                        ----------- ------------
                                                        (Unaudited)      *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................    $ 43.4       $ 45.9
  Accrued liabilities.................................      35.7         30.1
  Current portion of term loans.......................      12.6         12.6
                                                          ------       ------
    Total current liabilities.........................      91.7         88.6
Long-term debt:
  Revolving credit....................................       3.2          2.3
  Term loans..........................................     131.0        131.7
  Senior Subordinated Notes due 2007..................     175.0        175.0
  Senior Notes........................................      11.1         11.1
                                                          ------       ------
    Total long-term debt..............................     320.3        320.1
Other long-term reserves..............................      54.3         56.4
                                                          ------       ------
    Total liabilities.................................     466.3        465.1
Common stock subject to redemption....................      21.0         21.1
Senior Convertible Preferred Stock, $.01 par value per
 share;
 3.0 shares authorized; 2.3 shares issued in 1999 and
 1998.................................................        --           --
Voting common stock, $.01 par value per share; 37.0
 shares authorized,
 2.5 shares issued in 1999 and 1998...................        --           --
Capital in excess of par value........................       7.5          7.5
Retained earnings.....................................       4.7          4.9
Accumulated other comprehensive loss;
  Foreign currency translation adjustment.............      (8.9)        (7.8)
Treasury stock, at cost, 1.0 shares in 1999 and 1998..     (13.4)       (13.2)
                                                          ------       ------
    Total liabilities and stockholders' equity........    $477.2       $477.6
                                                          ======       ======

--------
*Summarized from audited fiscal year 1998 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                                 1999    1998
                                                                ------  ------
                                                                 (Unaudited)
Cash provided by (used in) operating activities................ $ (6.6) $ (6.2)
Cash provided by (used in) investing activities:
  Capital expenditures.........................................   (3.0)   (2.7)
  Other........................................................     --     0.1
                                                                ------  ------
    Net cash used in investing activities......................   (3.0)   (2.6)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit.............................   22.5    36.0
  Repayments of revolving credit...............................  (21.6)  (28.2)
  Repayment of long-term debt..................................   (0.1)   (0.7)
  Proceeds from long-term debt.................................     --     7.0
  Purchases of voting common stock.............................   (0.3)   (2.6)
  Purchase of non-voting common stock..........................     --   (11.4)
  Issuance of Senior Convertible Preferred Stock...............     --     2.0
                                                                ------  ------
    Net cash provided by financing activities..................    0.5     2.1
                                                                ------  ------
Effect of exchange rates on cash...............................    0.4    (0.3)
                                                                ------  ------
Net (decrease) in cash.........................................   (8.7)   (7.0)
Cash and cash equivalents at beginning of period...............   16.7    20.0
                                                                ------  ------
Cash and cash equivalents at end of period..................... $  8.0  $ 13.0
                                                                ======  ======


                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(4) First quarter 1998 results have been restated to reflect $0.8 million of additional expense related to the redemption of stock options.

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

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitments under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $12 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability with respect to matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

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

(6) Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded in full to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company supplemented its initial response to the EPA several times as the EPA made supplemental requests. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. In the meeting, the EPA suggested that the Company and the EPA negotiate an agreement. Included among the suggestions for settlement were a continuation of the Company's ongoing efforts to develop a better environmental management system, to conduct third party environmental audits, and to evaluate aging equipment and facilities that may have the potential to impact adversely the quality of wastewater discharged to the environment or to publicly owned treatment facilities. The EPA did not propose a penalty or suggest a range in which a penalty, if any, might be sought. At this time without knowing the details behind the summary of the EPA's alleged violations, it is impossible to predict the amount of any penalty. There can be no assurance that any monetary penalty and the cost of any supplemental environmental projects will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Part of the allegations asserted by the EPA concern the Company's closed coke facility in Woodward, Alabama ("Woodward Coke") and the Logansport, Louisiana wood treating plant. During a Company-initiated investigation at Woodward Coke, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport plant, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA.

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

  At the acquisition of the Monessen, Pennsylvania coke facility (the "Monessen Facility"), the Company entered into a consent order and agreement with the Pennsylvania Department of Environmental Protection ("PADEP") (the "Monessen Consent Order") pursuant to which the Company's liabilities for environmental cleanup have been capped at $0.6 million for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to the Company by the seller of that facility, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which was not identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $0.6 million cap contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

  On occasion, Koppers Australia has been served with notices relating to environmental compliance issues arising in connection with its operations. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(7) Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                            1999       1998
                                                          ---------  ---------
                                                          (In millions except
                                                          earnings per share)
Numerators for basic and diluted earnings per share:
  Net (loss) to common stockholders...................... $    (0.2) $    (0.2)
Denominators:
  Weighted-average voting common shares..................       1.5        1.8
  Basic (loss) per share.................................    $(0.11)    $(0.10)
  Diluted (loss) per share...............................    $(0.11)    $(0.10)

(8) Comprehensive Income

                                                                 Three Months
                                                                     Ended
                                                                   March 31,
                                                                  1999    1998
                                                                 ------  ------
                                                                 (In millions)
Net (loss)......................................................  $(0.2)  $(0.2)
Other comprehensive income:
  Unrealized currency translation loss..........................   (1.1)   (1.1)
                                                                 ------  ------
      Total comprehensive income (loss).........................  $(1.3)  $(1.3)
                                                                 ======  ======

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table sets forth certain sales and operating data for the Company's businesses for the periods indicated:

                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                            1999        1998
                                                         ----------  ----------
                                                         (Dollars in millions)
Net sales:
  Carbon Materials & Chemicals.......................... $     80.4  $     82.3
  Railroad & Utility Products...........................       77.0        72.1
  All Other.............................................         --         2.1
                                                         ----------  ----------
   Total................................................ $    157.4  $    156.5
Percentage of net sales:
  Carbon Materials & Chemicals..........................      51.1%       52.6%
  Railroad & Utility Products...........................      48.9%       46.1%
  All Other.............................................       0.0%        1.3%
                                                         ----------  ----------
   Total................................................     100.0%      100.0%
Gross margin (after depreciation and amortization):
  Carbon Materials & Chemicals..........................       9.0%       12.8%
  Railroad & Utility Products...........................      10.2%        9.7%
  All Other.............................................      (0.4%)      (0.7%)
                                                         ----------  ----------
   Total................................................       9.3%       10.5%
Operating profit:
  Carbon Materials & Chemicals.......................... $      2.6  $      5.0
  Railroad & Utility Products...........................        4.7         3.2
  All Other.............................................       (0.6)       (1.0)
                                                         ----------  ----------
   Total................................................ $      6.7  $      7.2

Comparison of Results of Operations for the Three Months Ended March 31, 1999 and 1998

  Net Sales. Net sales for the three months ended March 31, 1999 were higher than the same period in 1998, as higher sales for Railroad & Utility Products were partially offset by lower sales for Carbon Materials & Chemicals and lower sales resulting from the closure of Woodward Coke. Net sales for Carbon Materials & Chemicals decreased due to lower phthalic anhydride ("PAA") sales prices caused by reductions in the price of orthoxylene, the primary feedstock for PAA for all domestic producers other than the Company. In general, domestic PAA producers use the price of orthoxylene to determine pricing and therefore, reductions in the price of orthoxylene generally result in proportionally lower PAA prices. Net sales for Railroad & Utility Products increased as sales volumes for railroad crossties were higher. Net sales for All Other in 1998 represent liquidation of remaining inventories at Woodward Coke. Inter-segment revenues include $3.8 million and $4.4 million for Carbon Materials & Chemicals for the quarters ended March 31, 1999 and 1998, respectively.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased primarily as the result of lower gross margin for Carbon Materials & Chemicals. Gross margin for Carbon Materials & Chemicals decreased as a result of a 19.1% reduction in PAA prices coupled with lower prices for furnace coke. Gross margin for Railroad & Utility Products increased due primarily to higher volumes of railroad crossties.

  Depreciation and Amortization. Depreciation and amortization decreased due primarily to a 7% reduction in Australian currency relative to United States currency.

  Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense decreased due to lower Year 2000 computer update costs and lower costs related to the integration of Koppers Australia Pty. Limited ("Koppers Australia").

  Equity in Earnings of Affiliates. Equity earnings increased slightly as a result of higher earnings from Tarconord A/S.

  Interest Expense. Interest expense decreased slightly due to lower interest rates.

  Income Taxes. The Company's effective income tax rate remained consistent with the prior year.

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

  As of March 31, 1999 the Company had $8.0 million of cash and cash equivalents and $14.4 million of revolving credit availability for working capital purposes, subject to restrictions imposed under various debt covenants. As of March 31, 1999, $9.0 million of commitments were utilized by outstanding standby letters of credit.

  Net cash provided by operating activities decreased slightly as higher working capital usage in 1999 was partially offset by an increase in cash dividends received from equity investees.

  Capital expenditures for the Company increased slightly as the result of moderate increases in planned capital expenditures as compared to the prior year.

  Net cash provided by financing activities decreased due primarily to the issuance in 1998 of $2.0 million of preferred stock.

Impact of Recently Issued Accounting Standards

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

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitments under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $12 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability in respect of matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

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

  At the acquisition of the Monessen Facility, the Company entered into the Monessen Consent Order pursuant to which the Company's liabilities for environmental cleanup have been capped at $0.6 million for matters identified pursuant to the Monessen Consent Order. Although an environmental indemnification was provided to the Company by the seller of that facility, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which was not identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $0.6 million cap contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

  On occasion, Koppers Australia has been served with notices relating to environmental compliance issues arising in connection with its operations. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers

Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes in the status of legal proceedings as previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of shareholders on February 17, 1999, David M. Hillenbrand was unanimously elected as a new member of the Board of Directors. Unanimously elected to continue as Directors were Robert K. Wagner, Walter W. Turner, Clayton A. Sweeney, Brooks C. Wilson, N. H. Prater, Christian L. Oberbeck, Charles P. Durkin, Jr. and Robert Cizik. Additionally, Ernst & Young LLP were approved to continue as auditors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27.1  Financial Data Schedule

27.2  Financial Data Schedule for Period Ended March 31, 1998

(b) Reports on Form 8-K:

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                                  (Registrant)


           May 4, 1999
Date                                          /s/ Donald E. Davis
  -------------------------               -------------------------------------
                                          Donald E. Davis,
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Principal Accounting Officer)