Form 10-Q
period 1999-06-30
KOPPERS INDUSTRIES INC
filed 1999-07-29
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999


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

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at July 16, 1999 amounted to 1.4 million and 2.3 million shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share figures)

                                                  Three Months    Six Months
                                                      Ended          Ended
                                                    June 30,       June 30,
                                                   1999    1998   1999    1998
                                                  ------  ------ ------  ------
                                                   (Unaudited)    (Unaudited)
Net sales.......................................  $172.8  $174.2 $330.2  $330.7
Operating expenses:
  Cost of sales.................................   142.4   141.2  277.9   272.7
  Depreciation and amortization.................     7.1     7.5   13.9    15.1
  Selling, general and administrative...........     8.7    10.7   17.1    21.0
                                                  ------  ------ ------  ------
    Total operating expenses....................   158.2   159.4  308.9   308.8
                                                  ------  ------ ------  ------
Operating profit................................    14.6    14.8   21.3    21.9
Equity in earnings of affiliates................     0.3     0.9    0.6     0.9
                                                  ------  ------ ------  ------
Income before interest expense, income taxes and
 minority interest..............................    14.9    15.7   21.9    22.8
Interest expense................................     7.1     7.6   14.0    14.7
                                                  ------  ------ ------  ------
Income before income taxes and minority
 interest.......................................     7.8     8.1    7.9     8.1
Income taxes....................................    (0.7)    1.1   (0.7)    1.1
Minority interest...............................    (0.1)    0.2    0.2     0.4
                                                  ------  ------ ------  ------
    Net income..................................  $  8.6  $  6.8 $  8.4  $  6.6
                                                  ======  ====== ======  ======
Basic earnings per share of common stock........  $ 5.71  $ 4.48 $ 5.58  $ 4.00
                                                  ======  ====== ======  ======
Diluted earnings per share of common stock......  $ 2.18  $ 1.67 $ 2.13  $ 1.55
                                                  ======  ====== ======  ======


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                        June 30,   December 31,
                                                          1999         1998
                                                       ----------- ------------
                                                       (Unaudited)      *
ASSETS
Current assets:
  Cash and cash equivalents...........................   $   8.0     $  16.6
  Accounts receivable less allowance for doubtful
   accounts of
   $1.3 in 1999 and $0.8 in 1998......................      84.6        71.9
  Inventories:
    Raw materials.....................................      48.1        52.6
    Work in process...................................       3.8         2.8
    Finished goods....................................      54.6        52.6
    LIFO reserve......................................     (11.0)      (12.3)
                                                         -------     -------
      Total inventories...............................      95.5        95.7
    Deferred tax benefit..............................       7.8         7.7
    Other.............................................       2.4         1.6
                                                         -------     -------
      Total current assets............................     198.3       193.5
Investments...........................................      17.9        19.7
Fixed assets..........................................     344.5       334.5
Less: accumulated depreciation........................    (166.2)     (153.1)
                                                         -------     -------
  Net fixed assets....................................     178.3       181.4
Goodwill, net of accumulated amortization.............      28.3        29.4
Deferred tax benefit..................................      42.1        36.0
Other assets..........................................      18.0        17.6
                                                         -------     -------
      Total assets....................................   $ 482.9     $ 477.6
                                                         =======     =======

--------
*Summarized from audited fiscal year 1998 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions except per share figures)

                                                         June 30,   December 31,
                                                           1999         1998
                                                        ----------- ------------
                                                        (Unaudited)      *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................    $ 45.3       $ 45.9
  Accrued liabilities.................................      35.0         30.1
  Current portion of term loans.......................      15.2         12.6
                                                          ------       ------
    Total current liabilities.........................      95.5         88.6
Long-term debt:
  Revolving credit....................................       3.2          2.3
  Term loans..........................................     124.1        131.7
  Senior Subordinated Notes due 2007..................     175.0        175.0
  Senior Notes........................................      11.1         11.1
                                                          ------       ------
    Total long-term debt..............................     313.4        320.1
Other long-term reserves..............................      53.1         56.4
                                                          ------       ------
    Total liabilities.................................     462.0        465.1
Common stock subject to redemption....................      21.0         21.1
Senior convertible preferred stock, $.01 par value per
 share;
 3.0 shares authorized; 2.3 shares issued in 1999 and
 1998.................................................        --           --
Voting common stock, $.01 par value per share; 37.0
 shares authorized,
 2.5 total shares issued in 1999 and 1998.............        --           --
Capital in excess of par value........................       7.5          7.5
Retained earnings.....................................      13.4          4.9
Accumulated other comprehensive loss:
  Foreign currency translation adjustment.............      (7.4)        (7.8)
Treasury stock, at cost, 1.0 shares in 1999 and 1998..     (13.6)       (13.2)
                                                          ------       ------
    Total liabilities and stockholders' equity........    $482.9       $477.6
                                                          ======       ======

--------
*Summarized from audited fiscal year 1998 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                 Six Months
                                                                    Ended
                                                                  June 30,
                                                                 1999    1998
                                                                ------  ------
                                                                 (Unaudited)
Cash provided by (used in) operating activities................ $  5.3  $ (7.6)
Cash provided by (used in) investing activities:
  Capital expenditures.........................................   (8.5)   (6.6)
  Acquisitions and related capital expenditures................     --    (2.6)
  Other........................................................    0.7     0.2
                                                                ------  ------
    Net cash (used in) investing activities....................   (7.8)   (9.0)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit.............................   51.0    72.3
  Repayments of revolving credit...............................  (50.4)  (65.3)
  Proceeds from long-term debt.................................     --    26.0
  Repayment of long-term debt..................................   (6.3)   (5.2)
  Payment of deferred financing costs..........................   (0.5)   (0.4)
  Purchases of voting common stock.............................   (0.4)   (9.1)
  Purchase of non-voting common stock..........................     --   (11.4)
  Issuance of senior convertible preferred stock...............     --     2.0
                                                                ------  ------
    Net cash provided by (used in) financing activities........   (6.6)    8.9
Effect of exchange rates on cash...............................    0.4    (1.5)
                                                                ------  ------
Net (decrease) in cash.........................................   (8.7)   (9.2)
Cash and cash equivalents at beginning of period...............   16.7    20.0
                                                                ------  ------
Cash and cash equivalents at end of period..................... $  8.0  $ 10.8
                                                                ======  ======


                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of Koppers Industries, Inc. (the "Company"). Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 1998 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(4) Year-to-date and second quarter 1998 results have been restated to reflect $1.5 million and $0.7 million, respectively, of additional expense related to the redemption of stock options.

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

  On August 5, 1998 Hanson PLC announced that an agreement had been signed under which the funding and risk of the environmental liabilities relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) will be underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(7) Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three
                                                          Months    Six Months
                                                           Ended       Ended
                                                         June 30,    June 30,
                                                        1999  1998  1999  1998
                                                        ----- ----- ----- -----
                                                          (In millions except
                                                          earnings per share)
Numerators for basic and diluted earnings per share:
  Net income to common stockholders.................... $ 8.6 $ 6.8 $ 8.4 $ 6.6
Denominators:
  Weighted-average voting common stock.................   1.5   1.5   1.5   1.6
Effect of dilutive securities:
  Senior convertible preferred stock...................   2.3   2.3   2.3   2.3
  Employee stock options...............................   0.1   0.3   0.1   0.3
                                                        ----- ----- ----- -----
Dilutive potential common shares.......................   2.4   2.6   2.4   2.6
Denominators for diluted earnings per share-adjusted
 weighted-average shares and assumed conversions.......   3.9   4.1   3.9   4.2
  Basic earnings per share............................. $5.71 $4.48 $5.58 $4.00
  Diluted earnings per share........................... $2.18 $1.67 $2.13 $1.55

(8) Comprehensive Income

                                                           Three
                                                          Months     Six Months
                                                           Ended       Ended
                                                         June 30,     June 30,
                                                        1999  1998   1999 1998
                                                        ----- -----  ---- -----
                                                            (In          (In
                                                         millions)    millions)
Net income............................................. $ 8.6 $ 6.8  $8.4 $ 6.6
Other comprehensive income:
  Unrealized currency translation gain (loss)..........   1.5  (4.0)  0.4  (5.1)
                                                        ----- -----  ---- -----
    Total comprehensive income......................... $10.1 $ 2.8  $8.8 $ 1.5
                                                        ===== =====  ==== =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                               Three Months     Six Months
                                                   Ended           Ended
                                                 June 30,        June 30,
                                                1999    1998    1999    1998
                                               ------  ------  ------  ------
                                                  (Dollars in millions)
Net sales:
  Carbon Materials & Chemicals................ $ 89.6  $ 89.1  $170.0  $171.4
  Railroad & Utility Products.................   83.2    84.9   160.2   157.0
  All Other...................................     --     0.2      --     2.3
                                               ------  ------  ------  ------
   Total...................................... $172.8  $174.2  $330.2  $330.7

Percentage of net sales:
  Carbon Materials & Chemicals................  51.9%   51.1%   51.5%   51.8%
  Railroad & Utility Products.................  48.1%   48.7%   48.5%   47.5%
  All Other...................................    --%    0.2%     --%    0.7%
                                               ------  ------  ------  ------
   Total...................................... 100.0%  100.0%  100.0%  100.0%

Gross margin (after depreciation and
 amortization):
  Carbon Materials & Chemicals................  14.9%   16.7%   12.4%   15.1%
  Railroad & Utility Products.................  12.6%   12.8%   11.5%   11.5%
  All Other...................................  (0.3%)  (0.2%)  (0.3%)  (0.3%)
                                               ------  ------  ------  ------
   Total......................................  13.5%   14.6%   11.6%   13.0%

Operating profit:
  Carbon Materials & Chemicals................ $  8.0  $  7.9  $ 10.5  $ 12.8
  Railroad & Utility Products.................    7.2     6.7    11.9    10.0
  All Other...................................   (0.6)    0.2    (1.1)   (0.9)
                                               ------  ------  ------  ------
   Total...................................... $ 14.6  $ 14.8  $ 21.3  $ 21.9

Comparison of Results of Operations for the Three Months Ended June 30, 1999 and 1998.

  Net Sales. Net sales were lower primarily as a result of lower sales in the Railroad & Utility Products business. Net sales for Carbon Materials & Chemicals increased slightly as higher volumes for phthalic anhydride ("PAA") and carbon pitch offset a 5% reduction in pricing for PAA, which was impacted by lower prices caused by a decrease in the price of orthoxylene, the primary feedstock for PAA for all domestic producers other than the Company. In general, domestic PAA producers use the price of orthoxylene to determine pricing and therefore, reductions in the price of orthoxylene generally result in proportionally lower PAA prices. Net sales for Railroad & Utility Products decreased due primarily to lower sales prices for railroad crossties, reflecting lower raw material costs. Inter-segment revenues include $4.6 million and $2.9 million for Carbon Materials & Chemicals for the quarters ended June 30, 1999 and 1998, respectively.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased primarily as the result of lower margins for the Carbon Materials & Chemicals business. Gross margins for Carbon Materials & Chemicals decreased due primarily to lower prices for both PAA and furnace coke. Gross margin for Railroad & Utility Products decreased slightly as the result of changes in product mix.

  Depreciation and Amortization. The decrease in depreciation and amortization was due primarily to certain assets becoming fully depreciated.

  Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales decreased primarily as a result of lower Year 2000 computer update costs and lower travel and consulting costs.

  Equity in Earnings of Affiliates. Equity earnings decreased primarily as a result of lower earnings from KSA Limited Partnership ("KSA").

  Interest Expense. Interest expense decreased as the result of lower debt levels coupled with lower interest rates.

  Income Taxes. The Company's effective income tax rate decreased due to higher utilization of energy tax credits from the Monessen Facility.

  Net Income. Net income increased due to lower interest and taxes.

Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998.

  Net Sales. Net sales decreased slightly as higher sales for Railroad & Utility Products were offset by lower sales as a result of the closure of Woodward Coke. Net sales for Carbon Materials & Chemicals decreased primarily as a result of a reduction in PAA prices. Net sales for Railroad & Utility Products increased due primarily to higher volumes for railroad crossties. Net sales for All Other represent liquidation of remaining inventories at Woodward Coke. Inter-segment revenues include $8.4 million and $7.3 million for Carbon Materials & Chemicals for the six months ended June 30, 1999 and 1998, respectively.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased due to lower margins for Carbon Materials & Chemicals. Gross margins for Carbon Materials & Chemicals decreased primarily as a result of a reduction in PAA prices. Gross margin for Railroad & Utility Products remained stable as various changes in volumes and prices were offset by product mix changes.

  Depreciation and Amortization. The decrease in depreciation and amortization was due primarily to certain assets becoming fully depreciated and a decrease in the value of Australian currency relative to United States currency.

  Selling, General and Administrative Expense. Selling, general and administrative expense decreased primarily as a result of lower Year 2000 computer update costs and lower travel and consulting costs.

  Equity in Earnings of Affiliates. Equity earnings decreased primarily as the result of lower earnings from KSA.

  Interest Expense. Interest expense decreased as the result of lower debt levels and lower interest rates.

  Income Taxes. The Company's effective income tax rate decreased due to higher utilization of energy tax credits at the Monessen Facility.

  Net Income. Net income increased as the result of lower interest and taxes.

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

  As of June 30, 1999 the Company had cash and cash equivalents of $8.0 million and $11.3 million of availability under the revolving credit facility for working capital purposes, subject to limitations under existing debt covenants. As of June 30, 1999 $9.6 million of commitments were utilized by outstanding standby letters of credit.

  Net cash provided by operating activities increased due to a working capital increase of $9.9 million for the first six months of 1999 compared to a working capital increase of $24.8 million in the prior year period. The working capital increase for 1998 was due primarily to plant closing costs for Woodward Coke and contractual benefit payments related to the acquisition of Koppers Australia.

  Capital expenditures excluding acquisitions increased, although the Company's ongoing capital expenditures program remains relatively stable.

  Net cash utilized by financing activities increased primarily due to scheduled debt repayments. Cash provided in 1998 included approximately $21 million of term borrowings used to purchase $20 million of voting and non-voting common stock. On July 1, 1999 the Company redeemed all the shares of former Director Brooks C. Wilson for approximately $1.8 million.

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

  The Company has organized its activities to address Year 2000 issues in three phases: 1) initial assessment; 2) remediation; and 3) implementation and testing. There is considerable overlap in these phases due to the timing and nature of this project. The Company has substantially completed the first and second phases, which included assessment and remediation of hardware and software applications; assessment of embedded chips in manufacturing equipment and various process control systems; identification of, and communication with, significant vendors and customers; establishment of compliance and testing programs; and development of the project plan.

  The Company has assessed and remediated its information technology systems, such as business computing systems, end user computer systems and technical infrastructure, and has assessed its embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments and remediation also included evaluations of the readiness of its suppliers and service providers, personal computers, communication systems and electronic data interchange (EDI). The Company has completed assessment and remediation for all of its systems. Options for remediation have included replacement, modification or continued use depending on information gathered during the assessment stage. The remediated systems will be tested and reviewed before a final determination is made as to the readiness of the system. A project committee meets regularly to review the status of the investigation into and resolution of the Year 2000 issues.

  The expected completion date for the Year 2000 project has been extended from June 30, 1999 to September 30, 1999, which is prior to any anticipated impact on the Company's operations. The Company believes that with modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material adverse effect on the results of operations of the Company.

  The primary financial information systems for the Company include 1) Corporate; 2) Carbon Materials & Chemicals; 3) Railroad & Utility Products; and 4) Australian operations. Assessments and remediation have been completed for all these systems, and testing has been substantially completed.

  Non-financial information systems and embedded systems for the Company consist primarily of process control systems for the various manufacturing processes the Company uses in manufacturing its products, as well as environmental process controls. Engineers and consultants have been engaged to assess such non-financial and embedded systems as deemed necessary. Domestically, the Company has completed the assessment phase for these systems and has completed implementation and testing at all but four of its 22 operating locations. Australian operations have completed the assessment phase for these systems and are currently in the process of implementation and testing. The Company estimates that all implementation and testing will be completed by September 30, 1999.

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

  The total Year 2000 project cost is estimated at approximately $3.0 million, $2.5 million of which is expected to be expensed when incurred. At June 30, 1999, the Company had incurred approximately $2.7 million, of which approximately $2.2 million has been expensed, primarily for assessment, remediation, implementation and testing, and the replacement of the majority of information systems for Australian operations.

  Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has completed substantially all remediation, implementation and testing for financial systems, but has not yet completed all necessary phases of the Year 2000 project. In the event the Company does not complete any additional phases, certain manufacturing locations could have significant production failures. Additionally, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

  The Company has developed a contingency plan which outlines alternatives available to the Company in the event that critical systems fail in the year 2000. This contingency plan, which is estimated to be completed by September 30, 1999 will outline the steps to be taken in the event that problems occur in critical systems such as invoicing, inventory control and certain production processes.

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

Impact of Recently Issued Accounting Standards

  Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Statement No. 133, originally effective for fiscal years beginning after June 15, 1999, has been deferred and will be effective for fiscal years beginning after June 15, 2000. The Company does not expect the effect of the adoption of this statement to be material.

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

  On August 5, 1998 Hanson PLC announced that an agreement had been signed under which the funding and risk of the environmental liabilities relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) will be underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes in the status of legal proceedings as previously reported.

ITEM 5. OTHER INFORMATION

  Effective July 1, 1999 Robert Cizik was appointed Chairman of the Board of Directors of the Company, replacing Robert K. Wagner, who was named Chairman Emeritus and will continue as a member of the Board. Additionally, effective April 15, Brooks C. Wilson resigned from the Board of Directors of the Company. Mr. Wilson had been the Managing Director of Koppers Australia until his retirement in October 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27.1  Financial Data Schedule

27.2  Financial Data Schedule for the period ended June 30, 1998.

(b) Reports on Form 8-K:

  There were no reports on Form 8-K filed by the Company in the second quarter of 1999.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                                  (Registrant)


           7/29/99
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