Form 10-Q
period 1999-09-30
KOPPERS INDUSTRIES INC
filed 1999-11-05
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999


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

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at October 16, 1999 amounted to 1.4 million and
2.3 million shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share figures)

                                               Three Months     Nine Months
                                                   Ended           Ended
                                               September 30,   September 30,
                                                1999    1998    1999    1998
                                               ------  ------  ------  ------
                                                (Unaudited)     (Unaudited)
Net sales..................................... $170.8  $181.2  $501.0  $511.8
Operating expenses:
  Cost of sales...............................  137.4   148.2   415.3   420.9
  Depreciation and amortization...............    6.9     7.7    20.8    22.7
  Selling, general and administrative.........    9.8    10.5    26.9    31.5
                                               ------  ------  ------  ------
    Total operating expenses..................  154.1   166.4   463.0   475.1
                                               ------  ------  ------  ------
Operating profit..............................   16.7    14.8    38.0    36.7
Equity in earnings of affiliates..............    0.6     1.1     1.2     2.0
                                               ------  ------  ------  ------
Income before interest expense, income taxes
 and minority interest........................   17.3    15.9    39.2    38.7
Interest expense..............................    7.3     7.3    21.3    22.0
                                               ------  ------  ------  ------
Income before income taxes and minority
 interest.....................................   10.0     8.6    17.9    16.7
Income taxes..................................   (1.2)   (1.2)   (1.9)   (0.1)
Minority interest.............................    0.1     0.1     0.3     0.5
                                               ------  ------  ------  ------
    Net income................................ $ 11.1  $  9.7  $ 19.5  $ 16.3
                                               ======  ======  ======  ======
Basic earnings per share of common stock...... $ 7.95  $ 6.38  $13.26  $10.14
                                               ======  ======  ======  ======
Diluted earnings per share of common stock.... $ 2.90  $ 2.42  $ 4.99  $ 3.91
                                               ======  ======  ======  ======


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (Unaudited)       *
ASSETS
Current assets:
  Cash and cash equivalents.........................    $  26.9      $  16.6
  Accounts receivable less allowance for doubtful
   accounts of
   $1.2 in 1999 and $0.8 in 1998....................       85.7         71.9
  Inventories:
    Raw materials...................................       51.4         52.6
    Work in process.................................        2.8          2.8
    Finished goods..................................       50.5         52.6
    LIFO reserve....................................      (10.5)       (12.3)
                                                        -------      -------
      Total inventories.............................       94.2         95.7
    Deferred tax benefit............................        8.1          7.7
    Other...........................................        1.7          1.6
                                                        -------      -------
      Total current assets..........................      216.6        193.5
Investments.........................................       18.3         19.7
Fixed assets........................................      347.8        334.5
Less: accumulated depreciation......................     (171.4)      (153.1)
                                                        -------      -------
  Net fixed assets..................................      176.4        181.4
Goodwill, net of accumulated amortization...........       27.6         29.4
Deferred tax benefit................................       46.3         36.0
Other assets........................................       18.1         17.6
                                                        -------      -------
      Total assets..................................    $ 503.3      $ 477.6
                                                        =======      =======

--------
*Summarized from audited fiscal year 1998 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions except per share figures)

                                                         September 30, December 31,
                                                             1999          1998
                                                         ------------- ------------
                                                          (Unaudited)       *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................    $ 44.8        $ 45.9
  Accrued liabilities...................................      47.2          30.1
  Current portion of term loans.........................      15.1          12.6
                                                            ------        ------
    Total current liabilities...........................     107.1          88.6
Long-term debt:
  Revolving credit......................................       2.8           2.3
  Term loans............................................     124.1         131.7
  Senior Subordinated Notes due 2007....................     175.0         175.0
  Senior Notes..........................................      11.1          11.1
                                                            ------        ------
    Total long-term debt................................     313.0         320.1
Other long-term reserves................................      53.5          56.4
                                                            ------        ------
    Total liabilities...................................     473.6         465.1
Common stock subject to redemption......................      19.2          21.1
Senior convertible preferred stock, $.01 par value per
 share; 10.0 shares authorized, 2.3 shares issued in
 1999 and 1998..........................................        --            --
Voting common stock, $.01 par value per share; 37.0
 shares authorized, 2.5 total shares issued in 1999 and
 1998...................................................        --            --
Capital in excess of par value..........................       7.5           7.5
Retained earnings.......................................      26.4           4.9
Accumulated other comprehensive loss:
  Foreign currency translation adjustment...............      (8.1)         (7.8)
Treasury stock, at cost, 1.1 shares in 1999 and 1.0 in
 1998...................................................     (15.3)        (13.2)
                                                            ------        ------
    Total liabilities and stockholders' equity..........    $503.3        $477.6
                                                            ======        ======

--------
*Summarized from audited fiscal year 1998 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                 Nine Months
                                                                    Ended
                                                                September 30,
                                                                 1999    1998
                                                                ------  -------
                                                                 (Unaudited)
Cash provided by operating activities.......................... $ 31.3  $   7.7
Cash provided by (used in) investing activities:
  Capital expenditures.........................................  (13.2)   (10.5)
  Acquisitions and related capitalized costs...................   (1.4)    (2.6)
  Other........................................................    0.5       --
                                                                ------  -------
    Net cash (used in) investing activities....................  (14.1)   (13.1)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit.............................   56.8    105.5
  Repayments of revolving credit...............................  (55.6)  (105.1)
  Proceeds from long-term debt.................................     --     26.9
  Repayment of long-term debt..................................   (6.4)    (6.6)
  Payment of deferred financing costs..........................     --     (0.4)
  Purchases of voting common stock.............................   (2.1)    (9.1)
  Purchase of non-voting common stock..........................     --    (11.4)
  Issuance of senior convertible preferred stock...............     --      2.0
                                                                ------  -------
    Net cash provided by (used in) financing activities........   (7.3)     1.8
Effect of exchange rates on cash...............................    0.3     (2.2)
                                                                ------  -------
Net increase (decrease) in cash................................   10.2     (5.8)
Cash and cash equivalents at beginning of period...............   16.7     20.0
                                                                ------  -------
Cash and cash equivalents at end of period..................... $ 26.9  $  14.2
                                                                ======  =======


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

(4) Year-to-date 1998 results have been restated to reflect $1.5 million of additional expense related to the redemption of stock options.

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

  Beazer East has adhered to the terms of the Indemnity agreement and is actively fulfilling its obligations to conduct investigative and remedial programs at most of the properties which the Company acquired from Beazer East in accordance with the requirements of regulatory authorities. The Indemnity is not applicable to sites acquired since the formation of the Company, for which separate indemnifications have been negotiated where appropriate. At the properties which the Company acquired subsequent to the acquisition of the Beazer East properties, all remedial actions are being performed in accordance with applicable regulations and all indemnification obligations are being honored.

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

  The Company has been named in a toxic tort action, along with other defendants. The action arises from the Company's operations at its wood treating facility in Green Spring, West Virginia. Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. The Company is currently unable to estimate a range of potential loss, if any, related to this matter, and the Company's insurance carriers have been notified. However, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  On August 5, 1998 Hanson PLC announced that an agreement had been signed under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) will be underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

(6)  Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded in full to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company has supplemented its initial response. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. In the meeting, the EPA suggested that the Company and the EPA negotiate an agreement. Included among the suggestions for settlement were a continuation of the Company's ongoing efforts to develop a formal International Standards Organization ("ISO") based environmental management system, to conduct third party environmental audits, and to evaluate aging equipment and facilities that may have the potential to impact adversely the quality of wastewater discharged to the environment or to publicly owned treatment facilities. The EPA did not propose a penalty or suggest a range in which a penalty, if any, might be sought. While the Company is preparing a response to and explanation of the incidents alleged by the EPA to be violations, it is impossible to predict the amount of any penalty that the EPA may propose. There can be no assurance that any monetary penalty and the cost of any supplemental environmental projects will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  During a Company-initiated investigation at the Company's coke facility in Woodward, Alabama which was closed in January 1998 ("Woodward Coke"), it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport plant, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA.

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

(7)  Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months         Nine Months
                                                 Ended               Ended
                                             September 30,       September 30,
                                            1999      1998      1999      1998
                                          ----------------------------- ---------
                                          (In millions except earnings per share)
Numerators for basic and diluted
 earnings per share:
  Net income to common stockholders.....      $11.1     $ 9.7    $ 19.5    $ 16.3
Denominators:
  Weighted-average voting common stock..        1.4       1.5       1.5       1.6
Effect of dilutive securities:
  Senior convertible preferred stock....        2.3       2.3       2.3       2.3
  Employee stock options................        0.1       0.2       0.1       0.3
                                          --------- --------- --------- ---------
Dilutive potential common shares........        2.4       2.5       2.4       2.6
Denominators for diluted earnings per
 share--adjusted weighted-average shares
 and assumed conversions................        3.8       4.0       3.9       4.2
  Basic earnings per share..............      $7.95     $6.38    $13.26    $10.14
  Diluted earnings per share............      $2.90     $2.42    $ 4.99    $ 3.91

(8)  Comprehensive Income

                              Three Months     Nine Months
                                 Ended            Ended
                             September 30,    September 30,
                              1999     1998    1999    1998
                             -------  ------  ------  ------
                             (In millions)    (In millions)
Net income..................   $11.1    $9.7   $19.5   $16.3
Other comprehensive income:
  Unrealized currency
   translation gain (loss)..    (0.7)   (4.2)   (0.3)   (8.7)
                             -------  ------  ------  ------
    Total comprehensive
     income.................   $10.4    $5.5   $19.2   $ 7.6
                             =======  ======  ======  ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                           Three Months       Nine Months
                                               Ended             Ended
                                           September 30,     September 30,
                                            1999     1998     1999     1998
                                           ------   ------   ------   ------
                                              (Dollars in millions)
Net sales:
  Carbon Materials & Chemicals............ $ 96.0   $ 94.9   $266.0   $266.4
  Railroad & Utility Products.............   74.6     85.8    234.8    242.6
  All Other...............................    0.2      0.5      0.2      2.8
                                           ------   ------   ------   ------
   Total.................................. $170.8   $181.2   $501.0   $511.8
                                           ======   ======   ======   ======
Percentage of net sales:
  Carbon Materials & Chemicals............   56.2%    52.4%    53.1%    52.1%
  Railroad & Utility Products.............   43.7%    47.3%    46.9%    47.4%
  All Other...............................    0.1%     0.3%      --      0.5%
                                           ------   ------   ------   ------
   Total..................................  100.0%   100.0%   100.0%   100.0%
                                           ======   ======   ======   ======
Gross margin (after depreciation and
 amortization):
  Carbon Materials & Chemicals............   16.7%    16.0%    13.6%    15.5%
  Railroad & Utility Products.............   14.6%    12.1%    12.8%    11.7%
  All Other...............................   (0.2%)   (0.2%)   (0.2%)   (0.3%)
                                           ------   ------   ------   ------
   Total..................................   15.5%    14.0%    13.0%    13.3%
                                           ======   ======   ======   ======
Operating profit:
  Carbon Materials & Chemicals............ $ 10.1   $  9.3   $ 19.6   $ 22.2
  Railroad & Utility Products.............    7.0      5.9     19.6     16.1
  All Other...............................   (0.4)    (0.4)    (1.2)    (1.6)
                                           ------   ------   ------   ------
   Total.................................. $ 16.7   $ 14.8   $ 38.0   $ 36.7
                                           ======   ======   ======   ======

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998

  Net Sales. Net sales were lower primarily as a result of lower sales in the Railroad & Utility Products business. Net sales for Carbon Materials & Chemicals increased due to a 12.8% increase in prices for phthalic anhydride ("PAA"), based on an increase in the price of orthoxylene, the primary feedstock for PAA for all domestic producers other than the Company. In general, domestic PAA producers use the price of orthoxylene to determine pricing and therefore, increases in the price of orthoxylene generally result in proportionally higher PAA prices. Net sales for Railroad & Utility Products decreased due to lower volumes more than offsetting higher sales prices for railroad crossties. The lower volumes are primarily due to maintenance cutbacks from the Class I railroads. Net sales for All Other represent liquidation of remaining inventories at Woodward Coke. Inter-segment revenues include $4.9 million and $6.4 million for Carbon Materials & Chemicals for the quarters ended September 30, 1999 and 1998, respectively.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased primarily as the result of higher margins for the Railroad & Utility Products business. Gross margin for Carbon Materials & Chemicals increased as higher prices for PAA were partially offset by lower prices for furnace coke. Gross margin for Railroad & Utility Products increased as the result of higher prices for railroad crossties.

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

  Net Income. Net income increased due to higher PAA prices and lower selling, general and administrative costs.

Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and 1998

  Net Sales. Net sales decreased due to lower sales for Railroad & Utility Products. Net sales for Carbon Materials & Chemicals decreased slightly as a 3.9% reduction in PAA prices was partially offset by higher carbon pitch volumes. Net sales for Railroad & Utility Products decreased as lower volumes for railroad crossties were partially offset by higher prices. Net sales for All Other represent liquidation of remaining inventories at Woodward Coke. Inter-segment revenues include $13.3 million and $13.6 million for Carbon Materials & Chemicals for the nine months ended September 30, 1999 and 1998, respectively.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased due to lower margins for Carbon Materials & Chemicals. Gross margin for Carbon Materials & Chemicals decreased primarily as a result of a reduction in PAA prices. Gross margin for Railroad & Utility Products increased due to higher prices for railroad crossties.

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

  As of September 30, 1999 the Company had cash and cash equivalents of $26.9 million and $6.7 million of availability under the revolving credit facility for working capital purposes, subject to limitations under existing debt covenants. As of September 30, 1999 $9.6 million of commitments were utilized by outstanding standby letters of credit.

  Net cash provided by operating activities increased due to a working capital increase of $9.9 million for the first nine months of 1999 compared to a working capital increase of $24.8 million in the prior year period. The working capital increase for 1998 was due primarily to plant closing costs for Woodward Coke and contractual benefit payments related to the acquisition of Koppers Australia.

  Capital expenditures excluding acquisitions increased, although the Company's ongoing capital expenditures program remains relatively stable. Capital expenditures related to acquisitions in 1999 relate to the TISCO joint venture for the refurbishment of a Chinese tar distillation facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" on page 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  Net cash utilized by financing activities increased primarily due to scheduled debt repayments. Cash provided in 1998 included approximately $21 million of term borrowings used to purchase approximately $20 million of voting and non-voting common stock. On July 1, 1999 the Company redeemed all the shares of former Director Brooks C. Wilson for approximately $1.8 million.

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

  The Company has organized its activities to address Year 2000 issues in three phases: 1) initial assessment; 2) remediation; and 3) implementation and testing. There is considerable overlap in these phases due to the timing and nature of this project. The Company has substantially completed all three phases, which included assessment and remediation of hardware and software applications; assessment of embedded chips in manufacturing equipment and various process control systems; implementation and testing of hardware and software applications; identification of, and communication with, significant vendors and customers; establishment of compliance and testing programs; and development of the project plan.

  The Company has assessed and remediated its information technology systems, such as business computing systems, end user computer systems and technical infrastructure, and has assessed and remediated its embedded systems commonly found in manufacturing and service equipment, testing equipment and environmental operations. The assessments and remediation also included evaluations of the readiness of its suppliers and service providers, personal computers, communication systems and electronic data interchange (EDI). Options for remediation have included replacement, modification or continued use depending on information gathered during the assessment stage. The remediated systems are being tested and reviewed before a final determination is made as to the final readiness of the system. A project committee meets regularly to review the status of the investigation into and resolution of the Year 2000 issues.

  As of September 30, 1999 the only remaining uncompleted items of which the Company is aware are a) EDI system; b) replacement of a communications processor for the domestic Carbon Materials & Chemicals business; and c) replacement of the file server at the corporate headquarters. Management believes these items will be completed by November 30, 1999.

  The expected completion date for the Year 2000 project has been extended from September 30, 1999 to November 30, 1999, which is prior to any anticipated impact on the Company's operations. The Company believes that with the remaining modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material adverse effect on the results of operations of the Company.

  The primary financial information systems for the Company include 1) Corporate; 2) Carbon Materials & Chemicals; 3) Railroad & Utility Products; and 4) Australian operations. Assessments, remediation and testing have been completed for all these systems except for the replacement of the communications processor for the domestic Carbon Materials & Chemicals business as noted above.

  Non-financial information systems and embedded systems for the Company consist primarily of process control systems for the various manufacturing processes the Company uses in manufacturing its products, as well as environmental process controls. Engineers and consultants have been engaged to assess such non-financial and embedded systems as deemed necessary. The Company has completed the assessment, remediation and testing phases for all of its operating locations.

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

  The total Year 2000 project cost is estimated at approximately $3.0 million, $2.5 million of which is expected to be expensed when incurred. At September 30, 1999, the Company had incurred approximately $2.8 million, of which approximately $2.3 million has been expensed, primarily for assessment, remediation, implementation and testing, and the replacement of the majority of information systems for Australian operations.

  Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all remediation, implementation and testing, but there are certain items that have not been completed for the Year 2000 project. In the event the Company does not complete these remaining items, revenues could be lost and the Company could incur significant liabilities. Additionally, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

  The Company has developed a contingency plan which outlines alternatives available to the Company in the event that critical systems fail in the year 2000. This contingency plan, which has been completed, outlines the steps to be taken in the event that problems occur in critical systems such as invoicing, inventory control and certain production processes. The plan also identifies the Company's business information systems, outlines transition plans for all operating locations, addresses operations and shipping contingencies, safety, health and environmental contingencies, and indicates the current status of all public utilities utilized by the Company.

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

Environmental Matters

  Like companies involved in similar environmentally sensitive businesses, the Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning, among other things, the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emissions of substances into the air or otherwise relating to environmental protection and various health and safety matters (collectively, "Environmental Laws"). In the United States, the Clean Air Act and Clean Water Act, each as amended, impose stringent standards on air emissions and water discharges, respectively. Under the Resource Conservation and Recovery Act, as amended ("RCRA"), a facility that treats, stores or disposes of hazardous waste on-site may be liable for corrective action costs, and a facility that holds a RCRA permit may have to incur costs relating to the closure of certain "hazardous" or "solid" waste management units. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and similar state laws, an owner or operator of property at which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination and related natural resource damages. In addition, under CERCLA, the generator of hazardous substances may be strictly, and jointly and severally liable for any required investigation or remediation at third-party disposal sites and related natural resource damages. The Environmental Laws are subject to frequent amendment. The sanction for failure to comply with such Environmental Laws can include significant civil penalties, criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with alleged violations of or liability under Environmental Laws.

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

  Beazer East has adhered to the terms of the Indemnity agreement and is actively fulfilling its obligations to conduct investigative and remedial programs at most of the properties which the Company acquired from Beazer East in accordance with the requirements of regulatory authorities. The Indemnity is not applicable to sites acquired since the formation of the Company, for which separate indemnifications have been negotiated where appropriate. At the properties which the Company acquired subsequent to the acquisition of the Beazer East properties, all remedial actions are being performed in accordance with applicable regulations and all indemnification obligations are being honored.

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

  The Company has been named in a toxic tort action, along with other defendants. The action arises from the Company's operations at its wood treating facility in Green Spring, West Virginia. Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. The Company is currently unable to estimate a range of potential loss, if any, related to this matter, and the Company's insurance carriers have been notified. However, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  On August 5, 1998 Hanson PLC announced that an agreement had been signed under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) will be underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

 Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded in full to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company has supplemented its initial response. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from

October 1996 to December 1998. In the meeting, the EPA suggested that the Company and the EPA negotiate an agreement. Included among the suggestions for settlement were a continuation of the Company's ongoing efforts to develop a formal ISO-based environmental management system, to conduct third party environmental audits, and to evaluate aging equipment and facilities that may have the potential to impact adversely the quality of wastewater discharged to the environment or to publicly owned treatment facilities. The EPA did not propose a penalty or suggest a range in which a penalty, if any, might be sought. While the Company is preparing a response to and explanation of the incidents alleged by the EPA to be violations, it is impossible to predict the amount of any penalty that the EPA may propose. There can be no assurance that any monetary penalty and the cost of any supplemental environmental projects will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

27.1  Financial Data Schedule

27.2  Financial Data Schedule for the period ended September 30, 1998.

(b) Reports on Form 8-K:

  There were no reports on Form 8-K filed by the Company in the third quarter of 1999.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                                  (Registrant)


           11/5/99
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