Form 10-K405
period 1999-12-31
KOPPERS INDUSTRIES INC
filed 2000-03-22
CIK 916075

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

For the fiscal year ended December 31, 1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  There is no voting stock held by non-affiliates of the registrant as of December 31, 1999. Shares of voting stock held by the Management Investors (see Item 10. Directors and Executive Officers of the Registrant) are not included. However, the Registrant has made no determination that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933, as amended.

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at March 1, 2000, amounted to 1.4 million and 2.3 million shares, respectively.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
 1.   Business...........................................................    1
 2.   Properties.........................................................   14
 3.   Legal Proceedings..................................................   15
 4.   Submission of Matters to a Vote of Security Holders................   15

                                    PART II
 5.   Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................   15
 6.   Selected Financial Data............................................   16
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   17
 7a.  Market Risk........................................................   24
 8.   Financial Statements and Supplementary Data........................   24
 9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................   24

                                    PART III
 10.  Directors and Executive Officers of the Registrant.................   25
 11.  Executive Compensation.............................................   29
 12.  Security Ownership of Certain Beneficial Owners and Management.....   31
 13.  Certain Relationships and Related Transactions.....................   33

                                    PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   34

                                   SIGNATURES
      Signatures.........................................................   61

                                    PART I

ITEM 1. Business

General

  Koppers Industries, Inc. (the "Company" or "Koppers") is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the railroad, aluminum, chemical, utility and steel industries. The "Koppers" name has been associated with the carbon compounds and wood treating businesses for over 70 years, and the Company has a leading position in most of its markets. The Company operates 22 facilities in the United States and an additional 13 operating facilities in the South Pacific (primarily Australia and New Zealand). The Company also maintains indirect ownership interests in an additional facility in the United States through its domestic joint venture KSA (as defined herein) and in four facilities overseas (one in Denmark and three in the United Kingdom) through its Danish joint venture Tarconord A/S ("Tarconord"). The Company recorded net sales and net income of $664.1 million and $24.2 million, respectively, for the twelve months ended December 31, 1999. For the same period, the Company's businesses, Carbon Materials & Chemicals and Railroad & Utility Products, accounted for 53.6% and 46.4% of net sales, respectively.

  The Company's Carbon Materials & Chemicals division is a supplier of a) carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes; b) phthalic anhydride ("PAA"), used in the manufacture of plasticizers, resins, paints and dye making; c) creosote and chemicals used in the protection of timber against termites, fungal decay and weathering; d) roofing pitch, used in the manufacture of built-up roofing systems; e) carbon black, used in the production of rubber tires; and f) furnace coke, used in the manufacture of steel. The Company's Railroad & Utility Products division a) provides various products and services to railroads, including crossties (both wood and concrete), track and switch pre-assembly, and disposal services; b) supplies treated wood utility poles to electric and telephone utilities; and c) provides products to, and performs various wood treating services for, vineyards, construction and other commercial applications.

  The Company was formed in October 1988 under the laws of the Commonwealth of Pennsylvania by management, Beazer, Inc. and KAP Investments, Inc. ("KAP", a subsidiary of Koppers Australia Pty. Limited) ("Koppers Australia") to facilitate the acquisition of certain assets of Koppers Company, Inc. in a management-led leveraged buyout that closed on December 29, 1988 (the "Acquisition"). Koppers Company, Inc., now known as Beazer East, Inc. ("Beazer East," but referred to herein as "Old Koppers" for periods prior to the Acquisition) had been acquired in June 1988 by BNS Acquisitions, Inc., a wholly-owned indirect subsidiary of Beazer PLC, now known as Beazer Limited ("Beazer Limited"). The assets acquired from Old Koppers included a coke facility in Woodward, Alabama ("Woodward Coke") and certain assets of its Chemical & Allied Products Group which then became the Carbon Materials & Chemicals and Railroad & Utility Products divisions of the Company.

  Under the purchase agreement executed at the Acquisition (the "Asset Purchase Agreement"), Beazer East assumed the responsibility for and indemnified the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC on December 4, 1991. On August 5, 1998 Hanson PLC announced that an agreement had been signed under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) will be underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re. See "Business-- Environmental Matters."

  On October 15, 1997, KAP and a group of approximately 120 individual investors who were either officers, Board members or current or former employees of either Koppers Industries, Inc. or one of its subsidiaries (the "Management Investors") (collectively, the "Offeree Stockholders") acquired from Cornerstone-Spectrum, Inc. (an affiliate of Beazer East, Inc. and Hanson
PLC) its voting and non-voting shares of common stock of Koppers Industries, Inc. The Offeree Stockholders utilized $52.5 million of financing from Koppers and Saratoga Partners III, L.P. ("Saratoga"). On December 1, 1997, Saratoga exchanged 2.1 million shares of common stock it acquired as part of the financing of the acquisition of common stock from Cornerstone-Spectrum, Inc. for shares of a new series of senior convertible preferred stock of Koppers Industries, Inc. (the "Preferred Shares"), which entitles Saratoga to elect a majority of the Board of Directors of Koppers (the "Board of Directors") and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all other matters subject to a stockholder vote.

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

  Carbon black is manufactured in Australia at a carbon black facility using both petroleum oil and coal tar based feedstocks, which are subjected to heat and rapid cooling within a reactor. Additionally, tar based carbon black feedstock is manufactured as a co-product of the tar distillation process and can be produced at the Company's four domestic and one Australian tar distillation facilities.

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

Railroad & Utility Products

  The major product of Railroad & Utility Products is pressure-treated wood crossties, which are used in railroad track maintenance programs. Approximately 16.5 million wood crossties are replaced domestically by railroads or their track maintenance contractors every year. United States Class 1 railroads (defined as the seven largest railroad systems in the United States) maintain approximately 170,000 miles of track, estimated to contain approximately 500 million crossties. In addition to crossties, the division also offers services to the railroads, such as assembling track panel sections and specialty track items, pre-plating ties and disposing of discarded ties in an environmentally safe manner.

  Historically, investment trends in track maintenance by domestic railroads have been linked to general economic conditions in the country. During recessions, the railroads have typically deferred track maintenance until economic conditions improve. Recently, however, mergers among several of the Class 1 railroads have shifted the railroads' focus from track maintenance to integration issues, causing a reduction in demand for railroad crossties. Management believes this reduction in demand will be temporary and that these mergers will not have a long-term adverse effect on the future demand for crossties.

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

  In the United States, hardwood lumber is procured by the division from hundreds of small sawmills throughout the northeastern, midwestern, and southern areas of the country. The ties are shipped via rail car or trucked directly to one of the division's twelve crosstie treating plants, all of which are on line with a major railroad. The ties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the ties are pressure treated with creosote, a product of Koppers' Carbon Materials & Chemicals division.

  The Class 1 railroads have demonstrated a desire to outsource their non-core business activities. This desire, coupled with Koppers' long-standing relationships with the Class 1 railroads, has positioned the Company for a growth opportunity. The Company offers services to the railroads at a cost lower than the railroads' internal cost, and believes there is an opportunity for future growth in such related areas.

  Over the last several years, utility pole demand has dropped as utilities have reduced spending due to competitive pressures arising from deregulation. It is expected that deregulation will continue to negatively affect both new and replacement pole installation markets.

Description of Company's Business

                                 Segment Sales For Years Ended December 31,
                                ------------------------------------------------
                                     1999            1998             1997
                                --------------- ---------------  ---------------
                                            (Dollars in millions)
Carbon Materials & Chemicals... $ 356.2   53.6% $ 346.7    51.7% $ 285.9   48.2%
Railroad & Utility Products....   307.7   46.4    320.7    47.8    255.2   43.0
All other......................     0.2    --       3.2     0.5     52.0    8.8
                                ------- ------  ------- -------  ------- ------
                                $ 664.1  100.0% $ 670.6 100.0 %  $ 593.1  100.0%
                                ======= ======  ======= =======  ======= ======

Carbon Materials & Chemicals

  The Company's Carbon Materials & Chemicals division manufactures four principal products: a) carbon pitch, used in the production of aluminum and steel; b) PAA, used in the production of plasticizers and polyester resins; c) creosote, used in the treatment of wood; and d) furnace coke, used in steel production. Carbon pitch, PAA and creosote are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals division's profitability is impacted by its cost to purchase coal tar in relation to its prices realized for carbon pitch, PAA and creosote. The Company has four tar distillation facilities in the United States and one in Australia, strategically located to provide access to coal tar and to facilitate better service to its customers with a consistent supply of high-quality products. For 1999, sales of carbon pitch, PAA, creosote and coke accounted for approximately 40%, 14%, 11% and 11% of the Carbon Materials & Chemicals division's net sales, respectively.

  The Company believes it has a strategic advantage over its competitors based on its ability to access coal tar from many United States and Australasian suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. The Company's five coal tar distillation facilities and one carbon pitch importing terminal give it the ability to offer customers multiple sourcing and a consistent supply of high quality products. In anticipation of potential shutdowns of United States coke capacity, the Company has secured coal tar supply through long-term contracts and acquisitions. In 1999 the Company entered into a joint venture agreement with Tangshan Iron & Steel Co. and Jingtan Port Authority to rehabilitate and operate a tar distillation facility in China for a Company contribution of $10.5 million. The joint venture, which is 60% owned by the Company, is expected to begin production of coal tar products by the end of 2000. After expenditures of $1.7 million in 1999, the projected cash outlays for the Company are approximately $6 million in 2000 and the remaining $2.8 million in 2001. The joint venture agreement also includes a tar supply contract.

  In the past, the Company has generally benefited from its ability to process chemical oil, a carbon pitch co-product, into naphthalene, for use as a low-cost feedstock for PAA production and from its ability to sell a large portion of its creosote production internally to the Railroad & Utility Products division.

  Over 75% of Koppers' carbon pitch is sold to the aluminum industry under long-term contracts ranging from two to seven years. Demand for carbon pitch generally has fluctuated with United States production of primary aluminum. However, an excess supply of carbon pitch in Europe during the past two years has resulted in pricing pressures in domestic markets. This situation has negatively impacted the Company's domestic pitch business in 1999, and continued pricing pressures are anticipated in 2000. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. The Carbon Materials & Chemicals division's ten largest customers represented approximately 49% of the division's net sales for 1999. The Company's two competitors in North America in the production of carbon pitch are VFT Canada and Reilly Industries, Inc.

  On a worldwide basis, naphthalene and orthoxylene, a petroleum derivative, can both be used in the manufacturing of PAA and are considered to be interchangeable. In the United States, however, the Company is the only PAA producer capable of utilizing both orthoxylene and naphthalene in its manufacturing process, with naphthalene being a generally lower cost feedstock. Koppers' price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to Koppers' cost to produce naphthalene. During 1999, orthoxylene prices increased significantly, rising from $0.13 per pound at the beginning of 1999 to $0.20 per pound at December 31, 1999. As a result, PAA margins have increased, resulting in an increase in operating profit for PAA in 1999 as compared to 1998. Koppers' cost to produce naphthalene and PAA is primarily driven by its cost to procure coal tar, which has historically remained relatively stable. Koppers' four principal PAA competitors, Exxon Chemical Company, Aristech Chemical Corporation ("Aristech"), BASF Corporation and Stepan Company, can use only orthoxylene in the production of PAA.

  Approximately one-third of Koppers' creosote production is sold to the Railroad & Utility Products division. An additional one-third is sold to Class 1 railroad customers, all of which take delivery of the creosote at one of Koppers' wood treating facilities. The Railroad & Utility Products division purchases all of its creosote from the Carbon Materials & Chemicals division. Koppers is the only competitor in this market that is integrated in this fashion. The remainder of its creosote materials are sold to railroads, to other wood treaters or into the carbon black market as a component in the manufacture of rubber tires. The Company's principal competitor in the creosote market is KMG Bernuth, Inc.

  Coal tar is purchased from a number of outside sources as well as from the Company's coke facility located in Monessen, Pennsylvania (the "Monessen Facility"). Primary suppliers are Bethlehem Steel Corporation, LTV Steel Company, Inc. ("LTV"), USX Corporation ("USX"), China Steel Chemical Corporation, The Broken Hill Proprietary Co. Limited ("Broken Hill", located in Australia) and Wheeling-Pittsburgh Steel Corporation. The Monessen Facility currently provides approximately 2% of Koppers' coal tar.

  The Company's carbon black business, located in Australia, manufactures carbon black from an oil and tar based feedstock which is subjected to heat and rapid cooling within a reactor. The tar distillation plant in Australia is a major raw material supplier of coal tar based feedstock for the Company's carbon black business. Carbon black is a raw material in the manufacture of rubber tires.

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

  The Company's coke business consists of the Monessen Facility, which produces furnace coke. The plant consists of two batteries with a total of 56 ovens and has a total capacity of approximately 350,000 tons of furnace coke per year. All of the ovens were rebuilt in 1980 and 1981, which, together with recent improvements, makes the Monessen Facility one of the most modern coking facilities in the United States. The Monessen Facility is self-sufficient in all its energy needs other than electricity.

  The Monessen Facility qualifies for a tax credit based on its production of coke as a non-conventional fuel and the sale thereof to unrelated third parties. The tax credit generated per ton of coke is tied to a per-barrel of oil equivalent determined on a British Thermal Unit ("BTU") basis and adjusted annually for inflation. The approximate value of this tax credit per ton of coke is $27.00. In December 1999 the Company entered into an agreement with a third party which will result in substantially all future non-conventional fuel tax credits generated as a result of the production and sale of coke at the Monessen Facility being transferred to the third party (the "Monessen Transaction"). In 1999 the Company received $0.8 million for the transfer of tax credits. The tax credits expire in 2002. Prior to the Monessen Transaction, the Company earned non-conventional fuels credits on coke production at the Monessen Facility. Credits utilized for the years ended December 31, 1999, 1998 and 1997 were approximately $10.2 million, $9.5 million and $9.3 million, respectively.

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

Railroad & Utility Products

  The Company markets treated wood products primarily to the railroad and public utility markets, primarily in the United States and Australia. The Railroad & Utility Products division's profitability is influenced by the demand for railroad products and services by Class 1 railroads, demand for transmission and distribution poles by electric utilities and its cost to procure wood. Historically, sales of railroad products and services have represented approximately three-fourths of the Railroad & Utility Products division's net sales. Railroad products include items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and pilings used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products division operates 21 wood treating plants, one specialty trackwork facility and 12 pole distribution yards located throughout the United States and Australasia. The Company's network of plants is strategically located near timber supplies to enable it to access raw materials and service customers effectively. In addition, Koppers' crosstie treating plants abut railroad customers' track lines, and its pole distribution yards are located near Koppers' utility customers in the northeast and midwest regions of the United States.

  The Railroad & Utility Products business supplies treated crossties and other products and services to the railroad industry. The Railroad & Utility Products division's largest customer base is the Class 1 railroad market, which buys 70% of all crossties produced in the United States. Koppers has also been expanding key relationships with the approximately 500 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 16.5 million replacement crossties purchased per year. The Company currently has contracts with six of the seven United States Class 1 railroads and has enjoyed long-standing relationships, some of more than 50 years, with this important customer base. These relationships, coupled with a growing interest on the part of railroads to outsource non-core activities, have enabled the Company to position itself for growth by offering new services to railroads at a cost lower than the railroads' internal cost. Such new services include assembling track sections and affixing fastening devices at the treating plant rather than field locations; fabricating specialty track items such as turnouts; and disposing of discarded ties in an environmentally safe manner in high temperature boilers. In 1999, approximately 10% of Railroad & Utility Products' net sales were derived from these types of services to railroads. The Company intends to capitalize on its relationships with railroads by expanding its current service offerings, including track panels, specialty track components and railroad tie disposal.

  The Company's top 10 Railroad & Utility Products accounts comprised approximately 60% of Railroad & Utility Products' net sales for 1999 and are serviced through long-term contracts ranging from one to twelve years on a requirements basis. Koppers' sales to the railroad industry are coordinated through its office in Pittsburgh, Pennsylvania. The Company's principal competitor in the railroad products market is Kerr-McGee Chemical Corp.

  Hardwood lumber accounts for approximately 60% of a finished crosstie's cost. The Company obtains its hardwood supply from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the United States. Hardwood prices fluctuate with demand from competing hardwood lumber markets such as flooring and pallets. The wood is taken by either truck or rail from Company-operated collection points directly into its treating plants, where it is pressure treated with creosote, a product of the Carbon Materials & Chemicals division. The Railroad & Utility Products division purchases all of its creosote requirements from the Carbon Materials & Chemicals division. In addition, several railroads procure their own raw materials and ship them into the Company's plants for treating services.

  The Company believes that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete ties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, the Company acquired a 50% partnership interest in KSA Limited Partnership ("KSA"), a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 1999, an estimated 1.0 million concrete crossties, or 5% of total tie insertions, were installed by Class 1 railroads. The Company believes that concrete ties will continue to command approximately this level of market share. KSA produced approximately 145,000 concrete crossties in 1999, or 15% of the U.S. estimated concrete tie market. While the cost of material and installation of a concrete tie is much higher than that of a wood tie, the average life of wood and concrete ties are similar, although concrete generally performs better in high weight bearing, high traffic areas and is attractive to railroads for these purposes.

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

  The market for utility pole products is characterized by a large number of smaller, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically with over 300 investor-owned electric and telephone utilities and 1,800 smaller municipal utilities and Rural Electric Associations ("REAs"). Approximately 2.4 million poles are purchased annually in the United States, with a smaller market in Australia. From 1996 to 1999, the Company has seen its utility pole volumes decrease due to industry deregulation and its impact on maintenance programs. The Company expects demand for utility poles to remain at lower levels. In Australia, the Company markets its products primarily to the utility, agricultural, landscape and vineyard markets.

  In 1999, pole products accounted for approximately one-fourth of Railroad & Utility Products' net sales. Principal competitors in the utility products market are McFarland Cascade, North Pacific Lumber and Atlantic Wood Industries Inc. There are few barriers to entry in the utility products market, estimated by the Company to consist of mostly regional wood treating companies which typically operate small to medium size plants and serve local clients.

Equity Investments and Related Parties

 Tarconord

  Tarconord, with one operating location in Denmark and three in the United Kingdom, produces and markets carbon pitch, naphthalene and related products for the European and Middle Eastern markets. The Company's 50% partner in Tarconord is Tarco A/S, a road paving and industrial piping company also located in Denmark.

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

  Other interests are held by Sherman International Corp. (24%), Abetong America, Inc. (24%) and Sherman Abetong, Inc. (2%). KSA was formed to construct, own and operate a concrete railroad crosstie manufacturing facility located in Portsmouth, Ohio. KSA's major customer is CSX Transportation, Inc. ("CSX"). It has also expanded its product offerings to include concrete turnouts, used in rail traffic switching, and used crosstie rehabilitation.

  The following table presents total sales, equity in earnings and dividends received with respect to each of the Company's significant joint ventures, excluding Koppers Australia which is now consolidated, for the years ended December 31, 1999, 1998 and 1997.

                                                        Years Ended December 31,
                                                        ------------------------
                                                          1999    1998     1997
                                                        ------------------------
                                                         (Dollars in millions)
Tarconord
  Total sales.......................................... $  90.8 $  94.1 $  107.1
  Equity in earnings...................................     0.9     0.0      1.7
  Dividends received...................................     0.0     0.6      1.2
KSA
  Total sales.......................................... $  13.9 $  17.8 $   13.2
  Equity in earnings...................................     0.5     1.8      1.2
  Dividends received...................................     2.0     0.5      1.3

Research and Development

  As of December 31, 1999, the Company had eleven full-time employees engaged in research and development and technical service activities. The Company's research efforts are directed toward further development and utilization of products and technology developed from coal tar and technical service efforts to promote further use of creosote. The Company believes the research and technical efforts currently expended in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 1999, 1998 and 1997 were $2.1 million, $2.3 million and $1.8 million, respectively.

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

  In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded in full to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company supplemented its initial response. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. The Company has provided all requested information and appropriate technical information clarifying a number of issues leading to allegations of violation by the EPA. The Company remains in discussions with the EPA. The EPA has not proposed a penalty or suggested a range in which a penalty, if any, might be sought. While the Company has prepared a response to and explanation of the incidents alleged by the EPA to be violations, it is impossible to predict the amount of any penalty that the EPA may propose. There can be no assurance that any monetary penalty and the cost of any supplemental environmental projects will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  During a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport, Louisiana wood treating plant, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA.

  For the last three fiscal years, the Company's capital expenditures for environmental matters averaged approximately $6 million, and operating expenses for environmental matters, excluding depreciation, averaged approximately $10 million. The Company currently estimates that capital expenditures in connection with matters relating to environmental control will be approximately $6 million for 2000. Because Environmental Laws have historically become more stringent, costs and expenses relating to environmental control and compliance may increase in the future. Also, Koppers may have to incur additional capital expenditures and compliance costs (which it is unable to estimate at this time) in connection with the resolution of the EPA matters. As such, there can be no assurance that costs of compliance with existing and future Environmental Laws will not exceed current estimates and will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Under the terms of the Asset Purchase Agreement between the Company and Old Koppers (now known as Beazer East, Inc.) at the formation of Koppers in 1988, Beazer East assumed the liability for and indemnified Koppers against (among other things) cleanup liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East, and third-party claims arising from such contamination under the Indemnity. Beazer East's performance of the Indemnity is unconditionally guaranteed by Beazer Limited under the Guarantee. The obligations of Beazer Limited under the Guarantee may be enforced directly against Beazer Limited without notice of default to Beazer East and without making any demand on, obtaining any judgment or order or commencing any legal proceeding against, or taking any other action against Beazer East. Beazer East is actively fulfilling its obligations to conduct investigative, cleanup and closure programs at the properties which Koppers acquired from Beazer East in accordance with the requirements of regulatory authorities. The Indemnity is not applicable to sites acquired since the formation of Koppers, for which separate indemnifications have been negotiated where appropriate. Management believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $11 million per year. However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, and if Koppers was required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if Koppers was required to record a contingent liability in respect of environmental matters covered by the Indemnity on its balance sheet, the result could be that Koppers would have significant negative net worth.

  Five of the sites owned and/or operated by Koppers are listed on the National Priorities List ("NPL") promulgated under CERCLA. These sites are the Feather River, California wood treating facility, the Gainesville, Florida wood treating facility, the Galesburg, Illinois wood treating facility, the Florence, South Carolina wood treating facility, and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many of Koppers' sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted on several such sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In regard to environmental claims or environmental cleanup liabilities, the Indemnity provides four different mechanisms by which Beazer East will indemnify Koppers. First, if the claim or liability involves hazardous substances that were generated at facilities owned or operated before the Acquisition and disposed of at third-party locations before the Acquisition, then Beazer East will indemnify Koppers regardless of when the claim or liability is asserted. Second, if the claim involves a personal injury asserted by an employee as a result of exposure to toxic substances in the workplace, then the claim is allocated in proportion to the length of time the employee worked for each entity. Third, if the claim involves costs for disposal of contaminated soil from facilities owned or operated before the Acquisition and generated as a result of a voluntary decision by Koppers, then Beazer East will indemnify Koppers for ninety percent (90%) of all disposal costs over $0.1 million in any single year. Fourth, if the claim or cleanup liability involves investigation, response, removal, or remedial costs at facilities owned or operated before the Acquisition and for conditions occurring or existing prior to the Acquisition, then Beazer East will indemnify Koppers provided the claim or liability is a pre-Acquisition environmental claim or a pre-Acquisition environmental cleanup liability. A claim or liability can acquire the pre-Acquisition status two ways. It can be asserted by a third party (someone other than Koppers) before the twelfth anniversary of the Acquisition (December 29, 2000), or Beazer East can receive from anyone, including Koppers, "specific and particularized notice with respect to acts, omissions, conditions or circumstances that may give rise" to the claim or liability before the twelfth anniversary of the Acquisition.

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

  The Company has been named in two toxic tort actions. The first action arises from the Company's operations at its wood treating facility in Green Spring, West Virginia ("Green Spring"). Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. As a result of a lawsuit among CSX, Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Green Spring. There can be no assurance that CSX will perform its obligations and if Koppers was required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Company has also been informed that it has been named in a toxic tort action that arises from its operation at its wood treating facility in North Little Rock, Arkansas. Plaintiff allegations include various property damage and personal injury theories related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to these matters, and the Company's insurance carriers have been notified. Although management believes that some or all of the claims in these matters are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  In 1997 Koppers evaluated the environmental liabilities related to the manufacturing sites associated with the Acquisition. The evaluation was based on a report prepared by an independent consultant, which utilized site-specific public information to the extent available, as supplemented by (among other things) its technical knowledge and expertise, published resources regarding costing of remediation techniques and specified technical cost and regulatory assumptions. The evaluation and report estimated that approximately $111.1 million would be expended at these sites for environmental remediation during the period of 1998 to 2042. Koppers estimates that approximately $92.9 million of this amount is covered under the Indemnity, that it is responsible for $0.1 million, and that identified third parties are responsible for the remaining $18.1 million. Information derived from the independent consultant's report indicates that, for the years ending December 31, 2000, 2001 and 2002 environmental expenses will total approximately $6.9 million, $9.1 million and $10.8 million, respectively. There can be no assurance, however, that the actual liabilities associated with the investigation, cleanup and closure of these sites will not exceed this estimate. The factors that could affect the continuing validity of the estimate include: new information about the contamination at the sites that is contrary to previous assumptions, new interpretations of existing Environmental Laws, new and more stringent Environmental Laws, and more vigorous enforcement policies of regulatory authorities. Further, in the event that Beazer East does not fulfill its commitments under the Indemnity or the identified third parties do not fulfill their commitments, Koppers may be required to pay costs that would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their operations. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. As recommended in a recently completed environmental audit, and from comments made by the environmental authorities, the Mayfield plant is now required to notify that it is a "contaminated site" under a Section 60 notification to the environmental authorities. This notification is expected to be made by March 31, 2000. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Employees and Employee Relations

  As of January 31, 2000, the Company employed 593 salaried employees and 1,311 hourly employees. Listed below is a breakdown of employees by business segment, including administration.

                                                                    Non-
Division                                                 Salaried Salaried Total
--------                                                 -------- -------- -----
Carbon Materials & Chemicals............................   196       555     751
Railroad & Utility Products.............................   312       749   1,061
Administration..........................................    85         7      92
                                                           ---     -----   -----
  Total Employees.......................................   593     1,311   1,904
                                                           ===     =====   =====

  Of the Company's 1,904 employees, approximately 59% are represented by 16 different unions and covered under 26 separate labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with more than 300 employees. Another significant affiliation is the Paper, Allied-Industrial, Chemical & Energy Workers' International Union (PACE), with approximately 250 employees at four facilities. Labor contracts expiring in 2000 represent approximately 20% of total employees.

ITEM 2. Properties

  The principal fixed assets of the Company consist of its production, treatment, and storage facilities and its transportation and plant vehicles. Its production facilities consist of 13 Carbon Materials & Chemicals facilities and 22 Railroad & Utility Products facilities. See "Business-- Carbon Materials & Chemicals," and "Business--Railroad & Utility Products". As of December 31, 1999, vehicles and equipment represented approximately 35% of the Company's total assets, as reflected in its consolidated balance sheet. The following chart sets forth information regarding the Company's facilities:

                                                                           Description of
Segment/Primary Product Line              Location              Acreage   Property Interest
----------------------------              --------              -------   -----------------
Carbon Materials &
 Chemicals
Wood Preservation
 Chemicals                    Auckland, New Zealand               1.3          Leased
Carbon Pitch                  Clairton, Pennsylvania               17           Owned
Wood Preservation
 Chemicals                    Christchurch, New Zealand           1.4           Owned
Wood Preservation
 Chemicals                    Fiji                                 .7           Owned
Carbon Pitch                  Follansbee, West Virginia            32           Owned
Carbon Black                  Kurnell, New South Wales             20          Leased
Carbon Pitch                  Mayfield, New South Wales            26           Owned
Furnace Coke                  Monessen, Pennsylvania               45           Owned
Wood Preservation
 Chemicals                    Penang, Malaysia                      3          Leased
Carbon Pitch                  Portland, Oregon                      6          Leased
Carbon Pitch, PAA             Stickney, Illinois                   38           Owned
Wood Preservation
 Chemicals                    Trentham, Victoria                   24           Owned
Carbon Pitch                  Woodward, Alabama                    23           Owned
Railroad & Utility
 Products
Prefabricated Rail
 Sections                     Alorton, Illinois                  12.2   6.6 Leased, 5.6 Owned
Utility Poles, Railroad
 Crossties                    Bunbury, Western Australia           26           Owned
Utility Poles, Railroad
 Crossties                    Denver, Colorado                     64           Owned
Utility Poles                 Feather River, California            56           Owned
Utility Poles, Railroad
 Crossties                    Florence, South Carolina            200           Owned
Utility Poles                 Gainesville, Florida                 86           Owned
Railroad Crossties            Galesburg, Illinois                 125          Leased
Utility Poles                 Grafton, New South Wales            100           Owned
Railroad Crossties            Green Spring, West Virginia          98           Owned
Utility Poles, Railroad
 Crossties                    Grenada, Mississippi                154           Owned
Railroad Crossties            Guthrie, Kentucky                   122           Owned
Pine Products                 Hume, Australia Capital Territory    50       99 Year Lease
Utility Poles                 Logansport, Louisiana                30           Owned
Utility Poles                 Longford, Tasmania                 16.5           Owned
Utility Poles, Railroad
 Crossties                    Montgomery, Alabama                  84           Owned
Railroad Crossties            N. Little Rock, Arkansas            148           Owned
Railroad Crossties            Roanoke, Virginia                    91           Owned
Railroad Crossties            Somerville, Texas                   244           Owned
Railroad Crossties            Superior, Wisconsin                 120           Owned
Railroad Crossties            Susquehanna, Pennsylvania           109           Owned
Pine Products                 Takura, Queensland                   75           Owned
Utility Poles                 Thornton, New South Wales            15           Owned

  The Company's corporate offices are located in approximately 50,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania. The office space is leased from Axiom Real Estate Management, Inc. pursuant to an 11-year lease, with the initial term expiring December 31, 2003. The lease provides for an additional five-year renewal option.

ITEM 3. Legal Proceedings

  In 1997 the Company paid a civil penalty in the amount of $0.5 million to the Jefferson County Department of Health ("Jefferson County") in settlement of various alleged air pollution violations concerning emissions from Woodward Coke for the period from May 25, 1992 to March 1, 1996 and in settlement of various alleged air pollution violations concerning benzene abatement equipment at Woodward Coke that had been discovered as a result of a Company-initiated investigation. On February 14, 1997 the EPA issued a notice of violation for the same alleged air pollution violations concerning emissions as was the subject of the Jefferson County suit. In January 1998 the Company ceased operations at Woodward Coke. On February 8, 1998 Jefferson County requested that the original settlement agreement be modified to include alleged air emission violations for the period of August 1997 to January 1998 and proposed an additional civil penalty of $0.6 million. In 1999 the Company relinquished emission reduction credits and paid a fine of $10,000 in full settlement of this matter with Jefferson County. However, there can be no assurance that the EPA will not seek additional actions or penalties that could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. See "Business-- Environmental Matters."

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  At a joint meeting of the Board of Directors and shareholders on November 10, 1999, amendments to the Company's Stockholders' Agreement and Stock Option Plans were ratified by unanimous vote. The amendment to the Stockholders' Agreement provides for the redemption by the Company of its common stock for charitable contributions. The amendment to the Company's Stock Option Plans allows option shares to be used for statutory tax withholdings upon exercise.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  Currently, there is no established public trading market for the Company's common stock. At March 1, 2000 the Company had 1.4 million shares of common stock outstanding. Of the total, 1.1 million shares of common stock were owned by approximately 200 Management Investors, with the remainder owned by the Company's Employee Savings Plan. The terms and conditions of ownership, including voting rights and dividends, are governed by the Restated Articles of Incorporation of the Company and the stockholders' agreement by and among the Company, Saratoga and the Management Investors, dated as of December 1, 1997 (as amended, the "Stockholders' Agreement"). See "Directors and Executive Officers of the Registrant--Stockholders' Agreement."

  Each share of common stock has an equal and ratable right to receive dividends to be paid from the Company's assets legally available therefore when, as, and if declared by the Board of Directors. The declaration and payment of dividends on the common stock are subject to the Company's credit and loan agreements, are subject to the provisions of the indenture which governs the Company's 9 7/8% Senior Subordinated Notes due 2007 (the "Subordinated Notes"), are subject to the supermajority vote requirements of the Stockholders' Agreement, and are subject to the provisions of any series of preferred stock, including the Preferred Shares held by Saratoga, which may, at the time, be outstanding. On February 25, May 30, and August 29, 1997 the Company declared dividends of $0.085 per common share and common share equivalent. There were no dividends declared or paid in 1998 or 1999.

ITEM 6. Selected Financial Data

                                   Years Ended December 31,
                            ------------------------------------------
                              1999    1998     1997     1996     1995
                            ------- -------  -------  -------  -------
                              (In millions except shares figures)
Income Statement Data:
Net sales.................  $ 664.1 $ 670.6  $ 593.1  $ 588.5  $ 525.7
  Cost of sales...........    548.9   553.5    501.4    496.1    440.7
  Depreciation and
   amortization...........     27.1    30.6     23.5     21.8     17.5
  Selling, general and
   administrative.........     37.4    39.9     28.1     27.5     27.6
  Restructuring charges
   (1)....................       --    (1.0)    45.4     15.5       --
                            ------- -------  -------  -------  -------
Operating profit (loss)...     50.7    47.6     (5.3)    27.6     39.9
Equity in earnings of
 affiliates...............      1.7     2.4      5.3      9.6      9.2
Other income (expense)
 (2)......................      0.8      --     (1.4)   (12.6)     0.4
Interest expense..........     28.1    29.7     17.3     16.6     15.1
                            ------- -------  -------  -------  -------
Income (loss) before
 income tax provision
 (benefit),
 minority interest and
 extraordinary item.......     25.1    20.3    (18.7)     8.0     34.4
Income tax provision
 (benefit)................      0.2    (0.3)   (19.7)    (6.1)    10.0
Minority interest.........      0.7     0.5       --       --       --
                            ------- -------  -------  -------  -------
Income before
 extraordinary item.......  $  24.2 $  20.1  $   1.0  $  14.1  $  24.4
                            ======= =======  =======  =======  =======
Net income (loss) (3).......$  24.2 $  20.1  $  (5.7) $  14.1  $  24.4
                            ======= =======  =======  =======  =======
Earnings per share of
 common stock before
 extraordinary item:
  Basic earnings per share
   of common stock........  $ 16.70 $ 12.64  $  0.17  $  1.54  $  3.18
                            ======= =======  =======  =======  =======
  Diluted earnings per
   share of common stock..  $  6.23 $  4.85  $  0.12  $  1.47  $  2.36
                            ======= =======  =======  =======  =======
Earnings (loss) per share
 of common stock:
Basic earnings (loss) per
 share of common stock....  $ 16.70 $ 12.64  $ (0.92) $  1.54  $  3.18
                            ======= =======  =======  =======  =======
Diluted earnings (loss)
 per share of common
 stock....................  $  6.23 $  4.85  $ (0.65) $  1.47  $  2.36
                            ======= =======  =======  =======  =======
Balance Sheet Data (end of
 period):
Working capital...........  $  97.3 $ 104.9  $ 109.2  $  77.7  $  80.1
Total assets..............    477.7   477.6    500.2    411.2    349.0
Total debt (4)............    309.8   332.7    320.7    209.9    174.0
Preferred stock (5).......       --      --       --       --      0.3
Common stock subject to
 redemption (6)...........     25.6    21.1     26.4     24.0     23.7
Common equity.............      7.8    (8.6)   (14.6)    54.1     54.3
Other Data:
Cash dividends per common
 share....................  $    -- $    --  $  0.26  $  0.34  $  0.25
Capital expenditures......     22.5    20.2     19.8     21.7     15.2
Acquisitions and related
 capital expenditures.....      1.7     2.6     34.1     39.5     34.9

--------
(1) The 1997 charges were comprised of $39.9 million related to the closure of Woodward Coke and $5.5 million related to the Feather River, California co-generation and wood treating facilities. In 1998, approximately $1.0 million of plant closing reserves were credited to income as the result of a negotiated reduction in a contractual penalty obligation related to the Feather River, California cogeneration facility. The 1996 charges included $7.4 million primarily related to the closing of the Company's tar distillation facility located in Houston, Texas, $5.4 million of charges related to capacity rationalization at Woodward Coke, and $2.6 million of severance charges for salaried employees as a result of workforce reductions at various locations. See Note 2 of the Notes to Consolidated Financial Statements of the Company.

(2) Other income for 1999 consists of proceeds from the monetization of tax credits from the Monessen Facility based on December 1999 coke production. See Note 7 of the Notes to Consolidated Financial Statements of the Company. Other expense for 1997 is for the write-off of expenses related to an Initial Public Offering which was withdrawn in 1997. Other expense for 1996 consists of a $10.1 million charge related to a settlement for a legal judgment rendered against the Company in connection with product liability claims from the Company's roofing business for years prior to the formation of the Company in 1988 (the "OCF Settlement"), and a $2.5 million legal settlement to CSX.

(3) Net income for 1997 includes extraordinary loss on early extinguishment of debt of $6.7 million. See Note 4 of the Notes to Consolidated Financial Statements of the Company.

(4) The Company sold $175.0 million of Subordinated Notes on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia). See Note 4 of the Notes to Consolidated Financial Statements of the Company.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                               Years Ended December 31,
                                              ------------------------------
                                                 1999       1998       1997
                                              --------   --------   --------
Net sales (In millions):
  Carbon Materials & Chemicals............... $  356.2   $  346.7   $  285.9
  Railroad & Utility Products................    307.7      320.7      255.2
  All Other..................................      0.2        3.2       52.0
                                              --------   --------   --------
    Total.................................... $  664.1   $  670.6   $  593.1
                                              ========   ========   ========
Segment sales as percent of total net sales:
  Carbon Materials & Chemicals...............     53.6%      51.7%      48.2%
  Railroad & Utility Products................     46.4%      47.8%      43.0%
  All Other..................................      0.0%       0.5%       8.8%
                                              --------   --------   --------
    Total....................................    100.0%     100.0%     100.0%
Gross margin by segment (after depreciation
 and amortization):
  Carbon Materials & Chemicals...............     14.1%      14.5%      16.8%
  Railroad & Utility Products................     12.6%      11.3%      10.9%
  All Other..................................     (0.1)%     (0.3)%     (1.5)%
                                              --------   --------   --------
    Total....................................     13.3%      12.6%      11.3%
Operating margin by segment:
  Carbon Materials & Chemicals...............      8.0%       7.9%      11.2%
  Railroad & Utility Products................      7.8%       7.0%       4.0%
  All Other..................................     (0.3)%     (0.3)%     (8.0)%
                                              --------   --------   --------
    Total....................................      7.6%       7.1%      (0.9)%

 Comparison of Results of Operations for the Years Ended December 31, 1999 and 1998.

  Net Sales. Net sales for the year ended December 31, 1999 were lower than the same period in 1998, as lower sales for Railroad & Utility Products offset higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased compared to the prior year period due to an increase in sales for PAA as a result of higher pricing and volumes. Net sales for Railroad & Utility Products decreased compared to the prior year due to reductions in sales volumes for railroad crossties. Net sales for All Other represent liquidation of remaining inventories at Woodward Coke.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased due to higher margins for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals decreased primarily as a result of a 4.3% reduction in furnace coke prices as compared to the prior year period. Gross margin for Railroad & Utility Products increased due to higher volumes and prices for crosstie sales to commercial markets coupled with higher prices for utility poles.

  Depreciation and Amortization. The decrease in depreciation and amortization for 1999 as compared to the prior year was due primarily to certain assets becoming fully depreciated in 1998.

  Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales decreased as a result of lower consulting and Year 2000 computer costs than in the prior year period.

  Equity in Earnings of Affiliates. Equity earnings for 1999 were lower than the prior year period as a reduction in earnings for KSA was more than the increase in earnings for Tarconord.

  Interest Expense. Interest expense decreased in 1999 as compared to the prior year due to lower debt levels.

  Income Taxes. The Company's effective income tax rate for the year ended December 31, 1999 increased due to higher taxable earnings in 1999 and the reduction in available tax credits as a result of the Monessen Transaction. The reduction from statutory rates for both years was due primarily to tax credits related to the Monessen Facility.

  Net Income. Net income for 1999 compared to the same period last year increased due to higher earnings from both of the Company's operating segments coupled with lower interest expense in 1999.

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

  Interest Expense. Interest expense increased in 1998 as compared to the prior year due to higher debt levels in 1998 as a result of the Company's debt refinancing.

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

  Earnings Per Share. Earnings per share for 1998 were positively impacted by approximately $55 million of net share repurchases from December 1997 through April 1998.

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

  As of December 31, 1999 the Company had $30.1 million of revolving credit availability for working capital purposes, subject to restrictions imposed under various covenants related to the Company's debt agreements. As of December 31, 1999, $11.2 million of commitments were utilized by outstanding standby letters of credit.

  The Company sold $175.0 million of 9 7/8% Senior Subordinated Notes due 2007 on December 1, 1997 in a private placement and established with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia) (the "New Credit Facilities"). The proceeds from the New Credit Facilities were used to complete the following transactions: (i) the acquisition of Broken Hill's 50% interest in Koppers Australia; (ii) the repayment of $98.9 million of 8 1/2% Senior Notes due 2004 tendered pursuant to a tender offer, plus $6.4 million of redemption premium thereof; (iii) the repayment of outstanding indebtedness of approximately $88.1 million under the Company's term loan and revolving credit facilities; (iv) the redemption of 1.8 million shares of non-voting common stock owned by APT Holdings Corporation, an affiliate of Mellon Bank, N.A. for $22.9 million; (v) the redemption of 0.5 million shares of common stock for $8.8 million; (vi) the redemption of 0.4 million non-voting shares of common stock from Saratoga; and (vii) the payment of related fees and expenses of approximately $16.0 million.

  The New Credit Facilities provide for a $70.0 million Term Loan A, $31.5 million of which was outstanding at December 31, 1999 and a $65.0 million Term Loan B, $54.3 million of which was outstanding at December 31, 1999. In addition, $30.9 million was outstanding on the Australian term loan at December 31, 1999. The term loans and the revolving credit facility under the New Credit Facilities provide for interest at variable rates. At December 31, 1999 the effective rates on the term loans were 8.19% for Term Loan A, 8.71% for Term Loan B and 7.22% for the Australian term loan.

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

  Cash provided by operating activities increased due to higher earnings in 1999 and lower outlays related to restructuring charges as compared to the prior year. Additionally, approximately $6 million of compensation payments were made in 1998 as a result of the acquisition of Koppers Australia in December 1997.

  Capital expenditures for the Company (excluding acquisitions) increased due primarily to the Company's ongoing capital expenditures program.

  For fiscal year 2000 the Company anticipates capital expenditures of $18.8 million excluding acquisitions. This amount includes environmental capital expenditures of approximately $6 million, with the remainder for capital maintenance and improvements. The Company expects to finance 2000 capital expenditures primarily through cash flow generated from operations. The Company's projection of 2000 capital expenditures is based on a continuation of the Company's program to maintain and modernize existing manufacturing capacity and to comply with existing environmental regulations. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or changes in environmental requirements, or lower in the event of inadequate cash flow from operations.

  Cash used for financing activities in 1999 was due primarily to net term debt repayments of $23.1 million, $15.6 million of which was unscheduled prepayment. Cash used in 1998 was due primarily to $15.0 million of borrowings used to provide for $20.8 million of purchases of voting and non-voting common stock. Cash provided in 1997 consisted primarily of net proceeds from the debt refinancing of approximately $119 million, which was used for i) the acquisition of Koppers Australia for $63.0 million; ii) the purchase of $34.0 million of non-voting common stock; iii) $16.0 million of fees and expenses related to the debt refinancing; and iv) $6.4 million of premium payments related to the redemption of the Company's 8 1/2% Senior Notes due 2004.

  Stock Redemptions. In 2000, anticipated stock redemptions for retirees total $1.8 million, including $1.5 million paid in February 2000 to a former Director pursuant to the provisions of the Stockholders' Agreement. See "Certain Relationships and Related Transactions." Additionally, the Company has offered a stock and stock option redemption program for active employees for 2000 up to an aggregate maximum redemption amount of $2.0 million.

  Impact of Deferred Taxes. Energy tax credits from the Monessen Facility provided tax benefits to Koppers of approximately $10.2 million, $9.5 million and $9.3 million in 1999, 1998 and 1997, respectively. The Company has entered into the Monessen Transaction to monetize substantially all of these tax credits. Based on the Company's earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on the Consolidated Balance Sheet at December 31, 1999 are realizable.

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

  Restructuring Charges. At December 31, 1999 approximately $14.1 million of the cash charges for the 1997 restructuring had been expended. The majority of the remaining cash expenditures related to the 1997 restructuring are primarily pension and postretirement benefits expected to be paid over approximately a ten-year period. Approximately $1.0 million of plant closing reserves were credited to income for 1998 as the result of a negotiated reduction in a contractual penalty obligation related to the Feather River, California cogeneration facility.

  Year 2000 Disclosure. Many information systems were expected to experience disruptions when attempting to process information containing dates subsequent to December 31, 1999 if they were not successfully remediated. The Company successfully completed the testing and remediation of all systems prior to December 31, 1999 and has not experienced any significant Year 2000 problems. Additionally, none of the Company's significant customers or suppliers has experienced significant Year 2000 problems which have affected Koppers. The Company expensed a total of $0.7 million during 1999 in connection with Year 2000 remediation and testing.

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

Environmental Matters

  Like companies involved in similar environmentally sensitive businesses, the Company's operations and properties are subject to the Environmental Laws. The Clean Air Act and Clean Water Act, each as amended, impose stringent standards on air emissions and water discharges, respectively. Under RCRA, a facility that treats, stores or disposes of hazardous waste on-site may be liable for corrective action costs, and a facility that holds a RCRA permit may have to incur costs relating to the closure of certain "hazardous" or "solid" waste management units. Under CERCLA and similar state laws, an owner or operator of property at which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination and related natural resource damages. In addition, under CERCLA, the generator of hazardous substances may be strictly, and jointly and severally liable for any required investigation or remediation at third-party disposal sites and related natural resource damages. The Environmental Laws are subject to frequent amendment. The sanction for failure to comply with such Environmental Laws can include significant civil penalties, criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with violations of or liability under Environmental Laws.

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

  Beazer East has adhered to the terms of the Indemnity and is actively fulfilling its obligations to conduct investigative and remedial programs at the properties, which the Company acquired from Beazer East in accordance with the requirements of regulatory authorities. The Indemnity is not applicable to sites acquired since the formation of the Company, for which separate indemnifications have been negotiated where appropriate. At the properties which the Company acquired subsequent to the acquisition of the Beazer East properties, all remedial actions are being performed in accordance with applicable regulations and all indemnification obligations are being honored.

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitment under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $11 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company was required to record a liability in respect of matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

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

 Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded in full to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company supplemented its initial response. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. The Company has provided all requested information and appropriate technical information clarifying a number of issues leading to allegations of violation by the EPA. The Company remains in discussions with the EPA. The EPA has not proposed a penalty or suggested a range in which a penalty, if any, might be sought. While the Company has prepared a response to and explanation of the incidents alleged by the EPA to be violations, it is impossible to predict the amount of any penalty that the EPA may propose. There can be no assurance that any monetary penalty and the cost of any supplemental environmental projects will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  During a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport, Louisiana wood treating plant, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA.

  The Company has been named in two toxic tort actions. The first action arises from the Company's operations at Green Spring. Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. As a result of a lawsuit among CSX, Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Green Spring. There can be no assurance that CSX will perform its obligations and if Koppers was required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Company has also been informed that it has been named in a toxic tort action that arises from its operation at its wood treating facility in North Little Rock, Arkansas. Plaintiff allegations include various property damage and personal injury theories related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to these matters, and the Company's insurance carriers have been notified. Although management believes that some or all of the claims in these matters are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their operations. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. As recommended in a recently completed environmental audit, and from comments made by the environmental authorities, the Mayfield plant is now required to notify that it is a "contaminated site" under a Section 60 notification to the environmental authorities. This notification is expected to be made by March 31, 2000. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

  As required by the Securities and Exchange Commission rules, the following analyses present the sensitivity of the market value, earnings and cash flows of the Company's financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 1999. The range of changes chosen for these analyses reflect the Company's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects which could impact the Company's business as a result of these changes.

  Interest Rate and Debt Sensitivity Analysis. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations, including the current portion. As described in
Note 4 of the Notes to Consolidated Financial Statements, the Company has both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs.

  At December 31, 1999 the Company had $191.1 million of fixed rate debt and $118.7 million of variable rate debt, reflecting the Company's strategy of maintaining variable rate debt at 30%-50% of total debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

  Holding other variables constant (such as debt levels and foreign exchange rates) a one percentage point decrease in interest rates would increase the unrealized fair market value of the fixed rate debt by approximately $11.2 million. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $1.2 million, holding other variables constant.

  Exchange Rate Sensitivity Analysis. The Company's exchange rate exposures result primarily from its investment and ongoing operations in Australia. Holding other variables constant, if there were a ten percent reduction in exchange rates, the effect on earnings of the Company, based on actual earnings from foreign operations in 1999, would be a reduction of approximately $0.8 million.

ITEM 8. Financial Statements and Supplementary Data

  The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 34 and are listed in Item 14 hereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  The following table sets forth the names and ages of the executive officers and Directors of the Company as of March 1, 2000 and the positions which they hold. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name              Age Position with the Company
----              --- -------------------------
Robert Cizik....   68 Non-Executive Chairman and Director
Walter W.          53 President and Chief Executive Officer and Director
 Turner.........
Clayton A.         68 Director
 Sweeney........
N. H. Prater....   71 Director
Christian L.       40 Director
 Oberbeck.......
David M.           52 Director
 Hillenbrand....
Donald E. Davis.   43 Vice President and Chief Financial Officer
Thomas D.          45 Vice President and General Manager, Railroad & Utility Products
 Loadman........
Kevin J.           47 Vice President and General Manager, Carbon Materials & Chemicals
 Fitzgerald.....
Ernest S. Bryon.   54 Vice President, Australasian Operations and Managing Director,
                      Koppers Australia Pty. Limited
Randall D.         47 Vice President, Safety, Health & Environmental Affairs
 Collins........      and Corporate Secretary
Joseph E. Boan..   53 Vice President, Human Resources
Robert H.          48 Vice President, Technology
 Wombles........
M. Claire          46 Treasurer and Assistant Secretary
 Schaming.......

  Mr. Cizik was elected Non-Executive Chairman in July 1999. Mr. Cizik has been a Director of Koppers since January 1999. Mr. Cizik retired from Cooper Industries, Inc. where he served as President, Chief Executive Officer and Chairman of the Board from 1973 to 1996. He currently serves as Non-Executive Chairman of Stanadyne Automotive and as a Director of Air Products and Chemicals Inc. and Temple-Inland Inc. He previously served as a Director of Harris Corporation from 1988 until November 1999.

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

  Mr. Sweeney has been a Director of Koppers since January 1989. Mr. Sweeney is the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C. Mr. Sweeney had been a shareholder and Director of Dickie, McCamey & Chilcote, P.C. since 1987 and served as Managing Director from 1988 to September 1993. Mr. Sweeney previously served as Executive Vice President, Chief Administrative Officer, Vice Chairman, and a Director of Allegheny International, Inc., as Senior Vice President and a Director of Allegheny Ludlum Industries, and as a Director of Wilkinson Sword Group, Ltd. U.K., Landmark Savings and Loan Association, Halbouty Energy Company and Liquid Air Corporation. Mr. Sweeney currently serves as a Director of Schaefer Manufacturing Inc. and Schaefer Equipment, Inc., and as Chairman of the Boards of St. Francis Health System and St. Francis Medical Center.

  Mr. Prater has been a Director of Koppers since May 1989. Mr. Prater retired from Mobay Corporation, where he served as the President and Chief Executive Officer from July 1986 to July 1990. He served as a visiting Professor at the University of Virginia and currently serves as a Director of Calgon Carbon Corporation. He is a member of the Board of Trustees of Robert Morris College and the Georgia Institute of Technology, and is a special trustee of the University of Pittsburgh.

  Mr. Oberbeck has been a Director of Koppers since October 1997. Mr. Oberbeck is one of the founders of Saratoga Partners where he has been Managing Director since its formation as an independent entity in September 1998. Prior to that time Mr. Oberbeck was a Managing Director of SBC Warburg Dillon Read Inc. since September 1997, the successor entity of Dillon, Read & Co. Inc. where he was a Managing Director from February 1995 to September 1997, responsible for the management of the Saratoga funds. Prior to joining Dillon, Read & Co. Inc., Mr. Oberbeck was a Managing Director of Castle Harlan, Inc. where he worked from October 1987 until February 1995. Mr. Oberbeck is a Director of Equality Specialties, Inc., J&W Scientific Incorporated, Scovill Fasteners Inc. and Wireless Services Holding Corporation.

  Dr. Hillenbrand was elected as a Director of Koppers in February 1999. Dr. Hillenbrand has been the President and Chief Executive Officer of Bayer, Inc. since 1994. Prior to 1994, Dr. Hillenbrand was Senior Vice President and Elkhart General Site Manager, Miles Inc. (now Bayer Corporation). In that position, he was responsible for the administration services and operations at Bayer's largest North American site, which included chemical manufacturing facilities. Dr. Hillenbrand is a member of the Board of Directors of Bayer Inc. and Afga Inc., and is Chairman of the Board of Representatives of the Gustafson Partnership. In addition he is a member of the Executive Committee and Board of Directors of the Canadian Chemical Producers Association (CCPA). Dr. Hillenbrand is also a member of the Board of the Canadian German Chamber of Industry and Commerce Inc.

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

  Mr. Loadman was appointed Vice President and General Manager, Railroad & Utility Products division in March 1998. Mr. Loadman had been elected Vice President and General Manager, Railroad Products & Services in November 1994, and had been the Transportation Plants Operations Manager of the Railroad & Utility Products division since January 1989. He joined Old Koppers in 1979 and served in various management assignments including plant manager and cogeneration plant manager. Mr. Loadman is a Director of KSA.

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

  Mr. Bryon was appointed Vice President, Australasian Operations and Managing Director, Koppers Australia Pty. Limited on October 1, 1998. Mr. Bryon had served as General Manager of Koppers Coal Tar Products Pty. Ltd. (a subsidiary of Koppers Australia) since 1993. Mr. Bryon is a Director of Koppers-Hickson and Koppers (China) Carbon and Chemical Co., Limited.

  Mr. Collins was elected Vice President, Safety, Health and Environmental Affairs November 1994, and has been Corporate Secretary since January 1989. Mr. Collins was Manager of Loss Control for Old Koppers. He joined Old Koppers in 1974 and held various line and staff assignments including personnel, industrial relations, and plant operations. Currently Mr. Collins serves the Company as Vice President, Safety, Health &

Environmental Affairs and Corporate Secretary. His responsibilities include establishing policy and assuring regulatory compliance for environmental, safety and health matters, coordination of legal affairs and shareholder relations.

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

Stockholders' Agreement

  The Company is a party to the Stockholders' Agreement. The Management Investors are a group of approximately 200 individual stockholders with various ownership interests in the common stock and collectively comprising 80% of the total outstanding shares of the common stock of the Company. The remaining 20% is held indirectly by approximately 600 current and former employees through the Company's Employee Savings Plan. Each Management Investor is an officer, Board member or current or former employee of either Koppers or one of its subsidiaries. Pursuant to the Stockholders' Agreement, each of the Management Investors has appointed Walter W. Turner and Clayton A. Sweeney as the two representatives ("Representatives") of the Management Investors and granted to the Representatives an irrevocable proxy for the term of the Stockholders' Agreement to vote all his or her voting shares.

  The Stockholders' Agreement sets forth supermajority voting requirements for the Board of Directors for certain matters, including the issuance of additional stock, mergers, consolidations, acquisitions, significant asset sales, and the incurrence of material indebtedness. Saratoga is entitled to nominate a majority of the Board of Directors. The Stockholders' Agreement requires the Company to redeem shares upon a Management Investor's ceasing for any reason to be employed by the Company.

  As of December 31, 1999, Koppers was obligated to purchase approximately 0.3 million shares of common stock from Management Investors no longer actively affiliated with the Company based on currently available information.

Director Compensation

  Koppers does not pay compensation to Directors who are also employees. Each Director who is not an employee is paid a fee of $22,000 per year, except for the Saratoga Directors as noted below.

  Stock Option Grants to Directors. In January 1999, Mr. Hillenbrand received stock options for 15,000 shares of common stock of Koppers. In December 1998, Mr. Prater received stock options for 15,000 shares of common stock of Koppers. The options were issued with exercise prices at the fair value when granted, and have a vesting period of 5 years and expire in 10 years.

 Consulting Agreements

  The Company entered into a consulting agreement with Mr. Cizik in 1999 pursuant to which the Company pays a fee of $12,500 per month to Mr. Cizik for consulting services beginning in January 1999. The agreement also includes a provision which allowed Mr. Cizik to purchase 20,000 shares of common stock for $17.00 per share, which purchase was made in October 1999 when the fair value per share was $17.25. Additionally, the agreement provides for a $0.6 million interest free loan from the Company for the purchase of 35,294 shares of restricted common stock at a price of $17.00 per share. Mr. Cizik purchased these shares in October 1999 by signing a promissory note to the Company for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by Mr. Cizik's personal assets, is due in 2009, or immediately in the event Mr. Cizik is no longer Non-Executive Chairman of the Board of Directors. The shares are restricted, with a vesting period of five years; at December 31, 1999 28,235 of the shares were restricted. In the event Mr. Cizik is no longer Non-Executive Chairman of the Board of Directors of Koppers, the Company will redeem any non-vested shares at cost and all other shares at fair value.

  Koppers has entered into an advisory and consulting agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director's fees to Mr. Oberbeck. In addition, Saratoga provides the Company with advisory services in connection with significant business transactions, such as acquisitions, for which the Company pays Saratoga compensation comparable to compensation paid for such services by similarly situated companies.

ITEM 11. Executive Compensation

Summary of Cash and Certain Other Compensation

  The following table sets forth information concerning the compensation for services in all capacities to the Company, including options and stock appreciation rights ("SARS"), for the years ended December 31, 1999, 1998 and 1997, of those persons who were at December 31, 1999 the current Chief Executive Officer and each of the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 1999 (collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                        Annual Compensation          Long-Term Compensation
                                   ------------------------------ ----------------------------
                                                        Other       Securities     All Other
                                                        Annual      Underlying    Compensation
Name and Principal Position   Year  Salary   Bonus   Compensation Options/SARS(#)     (1)
----------------------------  ---- -------- -------- ------------ --------------- ------------
Walter W. Turner........      1999 $325,000 $148,080   $   302            --        $ 6,483
President and Chief
 Executive                    1998  278,060       --       567        40,000          3,513
Officer                       1997  150,060   36,293       181            --          6,164
Donald E. Davis.........      1999  201,820   79,876        --            --          6,483
Vice President and Chief      1998  188,560       --        --        15,000          3,513
Financial Officer             1997  169,860   62,424        --            --          6,164
Thomas D. Loadman.......      1999  170,400   83,883        --            --          6,483
Vice President and
 General                      1998  152,400   28,602        --        15,000          3,513
Manager, Railroad &
 Utility                      1997  139,400   44,911        --            --          6,164
Products
Ernest S. Bryon.........      1999  131,200   71,163    12,224            --             --
Vice President,
 Australasian                 1998  117,180   19,916    12,033         7,000         95,224(2)
Operations and Managing
Director, Koppers
Australia
Kevin J. Fitzgerald.....      1999  138,000   46,680        --            --          5,592
Vice President and
 General                      1998  116,550       --        --        10,000          3,089
Manager, Carbon
 Materials                    1997   98,200   19,916        --         2,500          4,885
& Chemicals

--------
(1) All other compensation consists of regular and supplemental matches to the Company's 401(k) plan except as noted below.

(2) Consists of payments from the Koppers Australia Senior Executive Unit Trust, which was liquidated due to a change of control upon the acquisition of Koppers Australia by the Company.

Stock Options

  There were no grants of stock options during 1999 to any of the Named Executive Officers.

Option Exercises and Fiscal Year-End Values

  Shown below is information with respect to unexercised options at the end of the fiscal year under the Company's stock option plans. There were no options exercised by, or granted to, any of the Named Executive Officers during 1999. No SARS were granted to any of the Named Executive Officers and none of the Named Executive Officers held any unexercised SARS at the end of the fiscal year.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values

                                                     Number of Securities
                          Number of                 Underlying Unexercised     Value of Unexercised
                          Securities                  Options/SARS at FY-      In-the-money Options/
                          Underlying                        End (#)           SARS at FY-End ($) (1)
                         Options/SARS    Value     ------------------------- -------------------------
Name                      Exercised   Realized ($) Exercisable Unexercisable Exercisable Unexercisable
----                     ------------ ------------ ----------- ------------- ----------- -------------
Walter W. Turner........      --          $--        33,683       28,667      $483,692     $222,000
Donald E. Davis.........      --           --        23,100       12,000       361,086       72,000
Thomas D. Loadman.......      --           --        16,200       12,000       201,080       72,000
Ernest S. Bryon.........      --           --         1,400        5,600         8,400       33,600
Kevin J. Fitzgerald.....      --           --        10,125        8,000       148,001       48,000

--------
(1) The value of unexercised in-the-money options is calculated by subtracting the exercise price from the fair value as of December 31, 1999 as determined by the Board of Directors pursuant to the provisions of the Stockholders' Agreement. Pursuant to the provisions of the Company's stock option plans, all options granted prior to December 1, 1997 became vested due to a change of control.

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

  The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 1999 for each participating Named Executive Officer: Walter W. Turner, $186,562 and 10 years of service; Donald
E. Davis, $182,460 and 10 years of service; Thomas D. Loadman, $154,698 and 10 years of service; and Kevin J. Fitzgerald, $142,750 and 10 years of service.

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

Compensation Committee Interlocks and Insider Participation

  Mr. Sweeney, Mr. Prater, Mr. Oberbeck and Mr. Cizik serve on the Human Resources and Compensation Committee of the Board of Directors of the Company, which establishes compensation levels for the Company's three most highly paid executive officers. Mr. Sweeney is the President of Sweeney Metz Fox McGrann & Schermer L.L.C. of Pittsburgh, Pennsylvania which has been retained as counsel to the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information regarding the beneficial ownership of the Company's voting common stock and Senior Convertible Preferred Stock as of March 1, 2000 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of either common stock or Preferred Shares; (ii) each Director of the Company; (iii) each Named Executive Officer; and (iv) all officers and Directors of the Company as a group.

                                                         Senior Convertible
                               Voting Common Stock       Preferred Stock (2)
                            ------------------------- -------------------------
                               Shares     Percentage     Shares     Percentage
                            Beneficially Beneficially Beneficially Beneficially
Name of Beneficial Owner     Owned (1)    Owned (1)      Owned        Owned
------------------------    ------------ ------------ ------------ ------------
Saratoga (3)...............                            2,288,481     100.00%
Management Investors
 (4)(5)....................  1,738,713      100.00%
Robert K. Wagner (6).......    197,876       11.38%
Walter W. Turner (7).......     65,730        3.78%
Clayton A. Sweeney (7).....    103,133        5.93%
N. H. Prater (8)...........     29,569        1.70%
Christian L. Oberbeck (3)..         --           *     2,288,481     100.00%
Robert Cizik (9)...........     55,294        3.18%
David M. Hillenbrand (10)..      4,000           *
Donald E. Davis (11).......     53,857        3.10%
Thomas D. Loadman (12).....     32,854        1.89%
Ernest S. Bryon (13).......      1,400           *
Kevin J. Fitzgerald (14)...     19,502        1.12%
All Directors and officers
 as a group (14 persons)...    532,612       30.63%
Total shares outstanding,
 including vested options..  1,738,713      100.00%    2,288,481     100.00%

--------
*  1% or less.

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

(3) With respect to 142,857 of these shares, Saratoga has voting power with respect to such shares and Koppers has been informed that Brown University Third Century Fund has dispositive directive power with respect to such shares subject to the terms of the Stockholders' Agreement. Saratoga is a private investment fund. The address for Saratoga is 535 Madison Avenue, New York, NY 10022. Saratoga has generally authorized Mr. Oberbeck, a Director of the Company, to vote the shares of the Company held by Saratoga. Mr. Oberbeck disclaims beneficial ownership of the Preferred Shares owned by Saratoga. Saratoga is entitled to elect a majority of the Board of Directors and to exercise a majority of the voting power of all outstanding stock of the Company.

(4) Pursuant to the Stockholders' Agreement, Mr. Turner and Mr. Sweeney were appointed as Representatives of the approximately 200 Management Investors and granted irrevocable proxies to vote the shares of common stock owned by the Management Investors for the term of the Stockholders' Agreement. Upon consummation of the share redemption and purchase offer by the Company, new proxies were executed by the current shareholder employees appointing Mr. Turner and Mr. Sweeney as representatives of the Management Investors. See "Directors and Executive Officers of the Registrant--Stockholders' Agreement". The address for Mr. Turner is Koppers Industries, Inc., 436 Seventh Avenue, Pittsburgh, PA 15219. The address for Mr. Sweeney is Sweeney Metz Fox McGrann & Schermer L.L.C., 18th Floor, 11 Stanwix Street, Pittsburgh, PA 15222.

(5) Includes vested options held by the Management Investors to acquire 386,792 shares of common stock which are exercisable at any time.

(6) Pursuant to the Stockholders' Agreement, Mr. Wagner has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him. Upon his resignation from the Board of Directors in February 2000, the Company redeemed 65,959 shares of common stock held by Mr. Wagner for approximately $1.5 million. The redemption represented 25% of Mr. Wagner's shares; the remaining shares held by Mr. Wagner will be redeemed in equal amounts of shares over the next three years at the fair value on each redemption date.

(7) Mr. Turner and Mr. Sweeney, as Representatives of the Management Investors pursuant to the Stockholders' Agreement, have the authority to vote 1,351,921 shares held by the Management Investors and consequently may be deemed to have voting control of such shares (which include 23,713 shares directly owned by Mr. Turner and 103,133 shares directly owned by Mr. Sweeney).

(8) Includes vested options to purchase 3,000 shares. Pursuant to the Stockholders' Agreement, Mr. Prater has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(9) Includes 28,235 restricted shares. Mr. Cizik financed 35,294 of his shares in 1999 through a loan from the Company. The financed shares vest at a rate of 20% per year according to Mr. Cizik's compensation arrangement. See "Directors and Executive Officers of the Registrant---Director Compensation".

(10) Includes vested options to purchase 3,000 shares. Pursuant to the Stockholders' Agreement, Mr. Hillenbrand has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(11) Includes vested options to purchase 23,100 shares. Pursuant to the Stockholders' Agreement, Mr. Davis has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(12) Includes vested options to purchase 16,200 shares. Pursuant to the Stockholders' Agreement, Mr. Loadman has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(13) Consists of vested options to purchase 1,400 shares.

(14) Includes vested options to purchase 10,125 shares. Pursuant to the Stockholders' Agreement, Mr. Fitzgerald has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

ITEM 13. Certain Relationships and Related Transactions

  Sweeney Metz Fox McGrann & Schermer L.L.C. of Pittsburgh, Pennsylvania has been retained as general counsel to Koppers and received $1.1 million in legal fees from the Company in 1999. Clayton A. Sweeney, a shareholder and Director of the Company, is also the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C. Mr. Sweeney is one of two Representatives of the Management Investors appointed pursuant to the Stockholders' Agreement and, as such, was granted an irrevocable proxy for the term of the Stockholders' Agreement to vote the shares of the Management Investors. See "Directors and Executive Officers of the Registrant--Stockholders' Agreement."

  In February 2000 the Company redeemed 65,959 shares of common stock from former Director Robert K. Wagner for approximately $1.5 million. The redemption represents 25% of Mr. Wagner's shares pursuant to the provisions of the Stockholders' Agreement. The Company will redeem the rest of Mr. Wagner's shares in equal share amounts (at the fair value at each redemption date) in 2001, 2002 and 2003.

  The Company redeemed 96,579 shares of common stock in July 1999 that were held by former Director Brooks C. Wilson. This redemption, in the amount of approximately $1.7 million, was for all of the shares held by Mr. Wilson.

  In October 1997, all shares of common stock held by Cornerstone-Spectrum, Inc. were purchased by the Offeree Stockholders and subsequently transferred to the Company and Saratoga. In addition, all remaining shares of common stock held by APT Holdings Corporation were purchased by the Company in 1997 and 1998.

  In connection with the Company's debt refinancing, the Company paid a transaction fee of $1.4 million to an affiliate of Saratoga, and a financial advisory fee of $1.4 million to SBC Warburg Dillon Read Inc., in consideration for advisory services related to the structuring and financing of Saratoga's investment in Koppers and the Company's debt refinancing.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.Financial Statements

  The following financial statements of Koppers Industries, Inc. are required to be filed in Part II, Item 8:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
   Koppers Industries, Inc.
     Consolidated Financial Statements for the Years Ended
      December 31, 1999, 1998 and 1997
       Report of Independent Auditors....................................   35
       Consolidated Statement of Operations for the Years Ended
        December 31, 1999, 1998 and 1997.................................   36
       Consolidated Balance Sheet at December 31, 1999 and 1998..........   37
       Consolidated Statement of Cash Flows for the Years Ended
        December 31, 1999, 1998 and 1997.................................   39
       Consolidated Statement of Stockholders' Equity for the Years Ended
        December 31, 1999, 1998 and 1997.................................   40
       Notes to Consolidated Financial Statements........................   42


  2.Schedules for the Years Ended December 31, 1999, 1998 and 1997

   Schedule II--Valuation and Qualifying Accounts........................   65
   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  3.See Exhibit Index on page 62 hereof.

(b) Reports on Form 8-K.

  There were no reports on Form 8-K filed in the fourth quarter of 1999.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Koppers Industries, Inc.

  We have audited the accompanying consolidated financial statements and schedule of Koppers Industries, Inc. listed in the accompanying Index to Consolidated Financial Statements [Item 14(a)]. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements present fairly, in all material respects, the consolidated financial position of Koppers Industries, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
January 28, 2000

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share figures)

                                                       Years Ended December 31,
                                                      ---------------------------
                                                         1999     1998      1997
                                                      -------- --------  --------
Net sales...........................................  $  664.1 $  670.6  $  593.1
Operating expenses:
  Cost of sales.....................................     548.9    553.5     501.4
  Depreciation and amortization.....................      27.1     30.6      23.5
  Selling, general and administrative...............      37.4     39.9      28.1
  Restructuring charges.............................        --     (1.0)     45.4
                                                      -------- --------  --------
    Total operating expenses........................     613.4    623.0     598.4
                                                      -------- --------  --------
Operating profit (loss).............................      50.7     47.6      (5.3)
Equity in earnings of affiliates....................       1.7      2.4       5.3
Other income (expense)..............................       0.8       --      (1.4)
                                                      -------- --------  --------
Income (loss) before interest expense, income tax
 provision (benefit), minority interest and
 extraordinary item.................................      53.2     50.0      (1.4)
Interest expense....................................      28.1     29.7      17.3
                                                      -------- --------  --------
Income (loss) before income tax provision (benefit),
 minority interest and extraordinary item...........      25.1     20.3     (18.7)
Income tax provision (benefit)......................       0.2     (0.3)    (19.7)
Minority interest...................................       0.7      0.5        --
                                                      -------- --------  --------
Income before extraordinary item....................      24.2     20.1       1.0
Extraordinary loss on early extinguishment of debt,
 net of income
 tax benefit of $2.9................................        --       --      (6.7)
                                                      -------- --------  --------
Net income (loss)...................................  $   24.2 $   20.1  $   (5.7)
                                                      ======== ========  ========
Earnings (loss) per share of common stock:
  Income before extraordinary item:
    Basic earnings per share........................    $16.70   $12.64  $   0.17
                                                      ======== ========  ========
    Diluted earnings per share......................  $   6.23 $   4.85  $   0.12
                                                      ======== ========  ========
  Net income (loss):
    Basic earnings (loss) per share.................    $16.70   $12.64  $  (0.92)
                                                      ======== ========  ========
    Diluted earnings (loss) per share...............  $   6.23 $   4.85  $  (0.65)
                                                      ======== ========  ========

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
ASSETS
Current assets:
  Cash and cash equivalents..................................  $  18.3  $  16.6
  Accounts receivable less allowance for doubtful accounts of
   $1.1 in 1999
   and $1.2 in 1998..........................................     75.7     71.9
  Inventories:
    Raw materials............................................     49.5     52.6
    Work in process..........................................      2.5      2.8
    Finished goods...........................................     49.9     52.6
    LIFO reserve.............................................    (10.1)   (12.3)
                                                               -------  -------
      Total inventories......................................     91.8     95.7
  Deferred tax benefit.......................................      7.0      7.7
  Other......................................................      1.5      1.6
                                                               -------  -------
      Total current assets...................................    194.3    193.5
Investments:
  Tarconord..................................................     11.8     12.6
  Koppers Sherman-Abetong....................................      3.9      5.4
  Other......................................................      1.6      1.7
                                                               -------  -------
      Total investments......................................     17.3     19.7
Fixed assets:
  Land.......................................................      6.7      6.5
  Buildings..................................................     15.0     15.0
  Machinery and equipment....................................    333.9    313.0
                                                               -------  -------
                                                                 355.6    334.5
    Less: accumulated depreciation...........................   (176.2)  (153.1)
                                                               -------  -------
      Net fixed assets.......................................    179.4    181.4
Goodwill, net of accumulated amortization of $4.2 in 1999 and
 $2.7 in 1998................................................     28.0     29.4
Deferred tax benefit.........................................     42.0     36.0
Other assets.................................................     16.7     17.6
                                                               -------  -------
      Total assets...........................................  $ 477.7  $ 477.6
                                                               =======  =======



                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                     (In millions except per share figures)

                                                                December 31,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $ 41.3  $ 45.9
  Payroll and compensation costs...............................   11.0     7.9
  Accrued liabilities..........................................   25.4    22.2
  Current portion of term loans................................   19.3    12.6
                                                                ------  ------
    Total current liabilities..................................   97.0    88.6
Long-term debt:
  Revolving credit.............................................    2.0     2.3
  Term loans...................................................  102.4   131.7
  Senior Subordinated Notes due 2007...........................  175.0   175.0
  Senior Notes due 2004........................................   11.1    11.1
                                                                ------  ------
    Total long-term debt.......................................  290.5   320.1
Product warranty and insurance reserves........................   18.4    18.4
Accrued other postretirement benefits obligation...............   19.2    20.0
Minority interest..............................................    5.1     5.4
Other..........................................................   14.1    12.6
                                                                ------  ------
    Total liabilities..........................................  444.3   465.1
Commitments and contingencies--See Note 10
Common stock subject to redemption.............................   25.6    21.1
Senior convertible preferred stock, $.01 par value;
   10.0 shares authorized; 2.3 shares issued in 1999 and 1998..     --      --
Voting common stock, $.01 par value:
   37.0 shares authorized, 2.5 total shares issued in 1999 and
   1998........................................................     --      --
Capital in excess of par value.................................    7.5     7.5
Receivable from Director for purchase of common stock..........   (0.6)     --
Retained earnings..............................................   24.6     4.9
Accumulated other comprehensive loss:
  Foreign currency translation adjustment......................   (8.9)   (7.8)
Treasury stock, at cost, 1.1 shares in 1999 and 1.0 shares in
 1998..........................................................  (14.8)  (13.2)
                                                                ------  ------
    Total liabilities and stockholders' equity................. $477.7  $477.6
                                                                ======  ======

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                      1999     1998      1997
                                                   -------- --------  --------
Cash provided by operating activities:
  Net income (loss)............................... $  24.2  $   20.1  $   (5.7)
  Adjustments to reconcile net income to net cash
   provided by operating activities,
   net of acquisitions:
    Depreciation and amortization.................    27.1      30.6      23.5
    Deferred income taxes.........................    (5.3)     (8.7)    (27.0)
    Equity income of affiliated companies, net of
     dividends received...........................     0.6      (1.4)     13.2
    Extraordinary loss on early extinguishment of
     debt.........................................      --        --       6.7
  Restructuring reserves..........................    (1.6)    (12.5)     38.2
  Increase in reserves............................     0.3       1.7       3.3
  Other...........................................     0.2        --        --
  (Increase) decrease in working capital, net of
   acquisitions:
    Accounts receivable...........................    (3.6)     11.1       4.2
    Inventories...................................     4.3      (1.1)      4.4
    Accounts payable..............................    (4.7)     (2.3)      3.6
    Payroll and compensation costs................     3.1      (5.3)     (0.4)
    Accrued liabilities...........................     5.8      (7.6)     (3.1)
    Other working capital items...................     0.1       0.4       2.3
                                                   -------  --------  --------
      Net cash provided by operating activities...    50.5      25.0      63.2
                                                   -------  --------  --------
Cash used in investing activities:
  Acquisitions and related costs, net of cash
   acquired.......................................    (1.7)     (2.6)    (34.1)
  Capital expenditures............................   (22.5)    (20.2)    (19.8)
  Other...........................................     1.0        --       1.0
                                                   -------  --------  --------
      Net cash used in investing activities.......   (23.2)    (22.8)    (52.9)
                                                   -------  --------  --------
Cash provided by (used in) financing activities,
 net of acquisitions:
  Borrowings of revolving credit..................    58.7     102.5     170.8
  Repayments of revolving credit..................   (59.0)   (100.2)   (213.8)
  Proceeds from long term debt....................     5.0      25.0      86.9
  Repayments on long term debt....................   (28.1)    (12.3)    (50.5)
  Purchase of Senior Notes due 2004...............      --        --    (105.3)
  Proceeds from issuance of Senior Subordinated
   Notes due 2007.................................      --        --     175.0
  Payments of deferred financing costs............      --      (0.4)    (16.0)
  Issuance of Senior Convertible Preferred Stock..      --       2.0        --
  Purchases of voting common stock................    (2.6)     (9.4)     (2.8)
  Sales of voting common stock....................     0.4        --        --
  Purchases of non-voting common stock............      --     (11.4)    (33.9)
  Dividends on common stock.......................      --        --      (2.2)
                                                   -------  --------  --------
Net cash provided by (used in) financing
 activities.......................................   (25.6)     (4.2)      8.2
                                                   -------  --------  --------
Effect of exchange rates on cash..................      --      (1.4)       --
                                                   -------  --------  --------
Net increase (decrease) in cash and cash
 equivalents......................................     1.7      (3.4)     18.5
Cash and cash equivalents at beginning of year....    16.6      20.0       1.5
                                                   -------  --------  --------
Cash and cash equivalents at end of year.......... $  18.3  $   16.6  $   20.0
                                                   =======  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest...................................... $  28.8  $   29.6  $   20.2
    Income taxes.................................. $   0.3  $    7.9  $    7.9

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In millions)

                                                                           Common                                     Loan
                                                                           Stock    Convertible Voting  Capital In Receivable
                                                                         Subject to  Preferred  Common  Excess of     From
                                                                         Redemption    Stock    Stock   Par Value   Director
                                                                         ---------- ----------- ------  ---------- ----------
Balance at December 31, 1996............................................   $24.0       $ --     $ 0.1     $11.7      $  --
Net loss to common for 1997.............................................      --         --        --        --         --
Foreign currency translation............................................      --         --        --        --         --
Comprehensive income (loss).............................................
Net change in common stock subject to redemption........................     2.4         --        --        --         --
Options exercised, stock purchased and retired, 0.1 shares..............      --         --        --        --         --
Treasury stock purchases, 1.3 shares....................................      --         --        --        --         --
Treasury stock sales, 0.2 shares........................................      --         --        --        --         --
Conversion of voting and non-voting stock to senior convertible
 preferred stock, 2.1 shares............................................      --         --        --        --         --
Non-voting common stock repurchased and retired, 2.7 shares.............      --         --        --      (3.0)        --
Dividends on common stock, net of equity interest.......................      --         --        --        --         --
                                                                           -----       ----     -----     -----      -----
Balance at December 31, 1997............................................    26.4         --       0.1       8.7         --
Net income to common for 1998...........................................      --         --        --        --         --
Foreign currency translation............................................      --         --        --        --         --
Comprehensive income....................................................
Net change in common stock subject to redemption........................    (5.3)        --        --        --         --
Options exercised, 0.3 shares, stock purchased and retired, 0.1 shares..      --         --        --       0.2         --
Treasury stock purchases, 0.5 shares....................................      --         --      (0.1)       --         --
Treasury stock sales, 0.1 shares........................................      --         --        --        --         --
Issuance of senior convertible preferred stock, 0.1 shares..............      --         --        --       2.0         --
Non-voting common stock repurchased and retired, 0.9 shares.............      --         --        --      (1.0)        --
Retirement of 2.3 shares held by Koppers Australia......................      --         --        --      (2.4)        --
                                                                           -----       ----     -----     -----      -----
Balance at December 31, 1998............................................    21.1         --        --       7.5         --
Net income to common for 1999...........................................      --         --        --        --         --
Foreign currency translation............................................      --         --        --        --         --
Comprehensive income....................................................
Net change in common stock subject to redemption........................     4.5         --        --        --         --
Treasury stock purchases, 0.1 shares....................................      --         --        --        --         --
Treasury stock sales, 0.1 shares........................................      --         --        --        --       (0.6)
                                                                           -----       ----     -----     -----      -----
Balance at December 31, 1999............................................   $25.6       $ --     $  --     $ 7.5      $(0.6)
--------------------------------------------------
                                                                           =====       ====     =====     =====      =====

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                                 (In millions)

                                                   Accumulated
                                                      Other     Compre-
                                         Retained Comprehensive hensive  Treasury
                                         Earnings Income (Loss) Income    Stock
                                         -------- ------------- -------  --------
Balance at December 31, 1996...........   $ 45.8      $ 2.2               $ (5.7)
Net loss to common for 1997............     (5.7)        --     $ (5.7)       --
Foreign currency translation...........       --       (6.6)      (6.6)       --
                                                                ------
Comprehensive income (loss)............                         $(12.3)
                                                                ======
Net change in common stock subject to
 redemption............................     (2.4)        --                   --
Options exercised, stock purchased and
 retired, 0.1 shares...................     (0.7)        --                   --
Treasury stock purchases, 1.3 shares...       --         --                (18.2)
Treasury stock sales, 0.2 shares.......       --         --                  1.1
Conversion of voting and non-voting
 stock to senior convertible preferred
 stock, 2.1 shares.....................       --         --                   --
Non-voting common stock repurchased and
 retired, 2.7 shares...................    (31.0)        --                   --
Dividends on common stock, net of
 equity interest.......................     (2.2)        --                   --
                                          ------      -----               ------
Balance at December 31, 1997...........      3.8       (4.4)               (22.8)
Net income to common for 1998..........     20.1         --     $ 20.1        --
Foreign currency translation...........       --       (3.4)      (3.4)       --
                                                                ------
Comprehensive income...................                         $ 16.7
                                                                ======
Net change in common stock subject to
 redemption............................      5.3         --                   --
Options exercised, 0.3 shares, stock
 purchased and retired, 0.1 shares.....      0.7         --                   --
Treasury stock purchases, 0.5 shares...       --         --                 (8.9)
Treasury stock sales, 0.1 shares.......       --         --                  1.5
Issuance of senior convertible
 preferred stock, 0.1 shares...........       --         --                   --
Non-voting common stock repurchased and
 retired, 0.9 shares...................    (10.4)        --                   --
Retirement of 2.3 shares held by
 Koppers Australia.....................    (14.6)        --                 17.0
                                          ------      -----               ------
Balance at December 31, 1998...........      4.9       (7.8)               (13.2)
Net income to common for 1999..........     24.2         --     $ 24.2        --
Foreign currency translation...........       --       (1.1)      (1.1)       --
                                                                ------
Comprehensive income...................                         $ 23.1
                                                                ======
Net change in common stock subject to
 redemption............................     (4.5)        --                   --
Treasury stock purchases, 0.1 shares...       --         --                 (2.6)
Treasury stock sales, 0.1 shares.......       --         --                  1.0
                                          ------      -----               ------
Balance at December 31, 1999...........   $ 24.6      $(8.9)              $(14.8)
                                          ======      =====               ======

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

 Business

  Koppers Industries, Inc. (the "Company" or "Koppers") is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the railroad, aluminum, chemical, utility and steel industries. The Company's business is managed as two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

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

 Inventories

  In the United States, Carbon Materials & Chemicals and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out ("LIFO") basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 74% of the first-in, first-out ("FIFO") inventory value at December 31, 1999 and 1998.

 Revenue Recognition

  The Company recognizes revenue from product sales at the time of shipment.

                           KOPPERS INDUSTRIES, INC.

 Investments

  Following is a combined financial summary of the equity investments of the Company for the year ended 1997. No amounts are shown for 1999 or 1998 because equity investments taken as a whole do not constitute a significant portion of consolidated assets or income as a result of the consolidation of Koppers Australia. The fiscal year end for amounts shown for Koppers Australia are for the year ended June 30.

                                                                       1997
                                                                   -------------
                                                                   (In millions)
   Net Sales......................................................    $254.3
   Operating Profit...............................................      29.1
   Net Income.....................................................      19.4
   Equity in Earnings.............................................       8.4

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

                                                Equity Income Dividends Received
                                                ------------- ------------------
                                                         (In millions)
   1999........................................     $0.9             $0.0
   1998........................................      0.0              0.6
   1997........................................      1.7              1.2

KSA Limited Partnership (KSA)

  The Company holds a 50% investment in KSA, a concrete crosstie operation located in Ohio.

                                                Equity Income Dividends Received
                                                ------------- ------------------
                                                         (In millions)
   1999........................................     $0.5             $2.0
   1998........................................      1.8              0.5
   1997........................................      1.2              1.3

 Depreciation and amortization

  Buildings, machinery, and equipment are recorded at purchased cost and depreciated over their estimated useful lives (5 to 20 years) using the straight-line method.

                           KOPPERS INDUSTRIES, INC.

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

 Research and Development

  Research and development costs, which are included in selling, general and administrative expenses, amounted to $2.1 million for 1999, $2.3 million for 1998 and $1.8 million for 1997.

 Goodwill

  Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill is amortized on a straight line basis over periods ranging from 15 to 25 years. The Company assesses the impairment of goodwill related to consolidated subsidiaries whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based upon estimates of future cash flows. In instances where goodwill has been recorded for assets that are subject to an impairment loss, the carrying amount of goodwill is eliminated before any reduction is made to the carrying amounts of impaired long-lived assets and identifiable intangibles.

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

2. Restructuring Charges

  Restructuring charges of $45.4 million for 1997 included $39.9 million for the closing of the Company's Woodward, Alabama coke facility ("Woodward Coke") and $5.5 million for the closing of a cogeneration

                           KOPPERS INDUSTRIES, INC.

facility and the write-down of assets at an adjacent wood treating facility in Feather River, California. Net sales for 1997 at Woodward Coke were approximately $52.0 million and gross profit excluding plant closing charges for 1997 was approximately $(8.1) million.

  The total restructuring charges consisted of the following items for the year ended December 31 (in millions):

                                                                          1997
                                                                          -----
   Non-cash
     Write-downs of equipment............................................ $21.0
   Cash
     Dismantling.........................................................   6.0
     Severance...........................................................   8.3
     Other...............................................................  10.1
                                                                          -----
                                                                          $45.4
                                                                          =====

  At December 31, 1999 approximately $14.1 million of the cash charges for the 1997 restructuring had been expended, including $1.6 million for the year ended December 31, 1999. The majority of the remaining cash expenditures related to the 1997 restructuring are primarily pension and postretirement benefits expected to be paid over approximately a ten-year period. Approximately $1.0 million of plant closing reserves were credited to income for 1998 as the result of a negotiated reduction in a contractual penalty obligation related to the Feather River, California cogeneration facility.

3. Acquisitions

  On December 1, 1997 the Company purchased shares of Koppers Australia for a cash purchase price of approximately $48 million (after receipt of a dividend of approximately $13.9 million). This acquisition resulted in Koppers Australia being wholly-owned by the Company. The acquisition was accounted for as a purchase, and the excess purchase price paid over the fair value of the net assets acquired was approximately $17.6 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

  Prior to 1998, the results of operations for Koppers Australia are included in the Company's results as a component of equity in earnings of affiliates due to the Company's 50% ownership interest prior to the acquisition.

4. Debt

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                  (In millions)
   Revolving credit.............................................. $  2.0 $  2.3
   Term loans....................................................  121.7  144.3
   Senior Subordinated Notes due 2007............................  175.0  175.0
   Senior Notes due 2004.........................................   11.1   11.1
                                                                  ------ ------
                                                                  $309.8 $332.7
                                                                  ====== ======

 Unscheduled Term Debt Repayments

  In December 1999, the Company made unscheduled term debt repayments totaling $15.6 million.

                           KOPPERS INDUSTRIES, INC.

 Monessen Transaction

  As part of the Monessen Transaction (as defined and described in Note 7), the Company received a $5.0 million term loan which will be repaid over three years at an interest rate of 9%.

 Credit Facilities

  In November 1997 the Company established credit facilities of $275.0 million with Swiss Bank Corporation, Stamford Branch and Mellon Bank, N.A. The credit facilities are syndicated among several lenders who are parties thereto. The credit facilities provide for term loans totaling $135.0 million and revolving credit facilities of $140.0 million (the "Revolving Credit Facility"), subject to sublimits of $20.0 million aggregate for standby and trade letters of credit and up to $40.0 million and $20.0 million for the Australian Term Letter of Credit (as defined below) and the Australian Revolving Letter of Credit (as defined below), respectively. National Australia Bank, Limited provided an Australian dollar ("A$") denominated term loan to Koppers Australia and certain of its subsidiaries in an aggregate principal amount equivalent to US$40 million. An A$ denominated letter of credit (the "Australian Term Letter of Credit") was issued under the Revolving Credit Facility to such Australian lender in the amount of A$59.3 million. Commonwealth Bank of Australia provided an A$ denominated revolving loan facility for the benefit of Koppers Australia and certain of its subsidiaries with availability of up to the equivalent of US$10 million. An A$ denominated letter of credit (the "Australian Revolving Letter of Credit") was issued under the Revolving Credit Facility to such Australian lender in the amount of A$14.8 million. To the extent that currency fluctuations cause the face amount of the Australian Term Letter of Credit or the Australian Revolving Letter of Credit to exceed on a US$ equivalent basis their respective subfacility limits, availability will be correspondingly reduced under the Revolving Credit Facility. Commitment fees ranging from 0.2% to 0.5% per annum are required on the undrawn portions of the Revolving Credit Facility and the term loans.

  The credit facilities provide for a $70.0 million Term Loan A, $31.5 million of which was outstanding at December 31, 1999 and a $65.0 million Term Loan B, $54.3 million of which was outstanding at December 31, 1999. In addition, $30.9 million was outstanding on the $A denominated term loan at December 31, 1999.

  The term loans and the Revolving Credit Facility under the credit facilities provide for interest at variable rates. At December 31, 1999 the effective rates on the term loans were 8.19% for Term Loan A, 8.71% for Term Loan B and 7.22% for the Australian term loan. The Revolving Credit Facility, Term Loan A and the Australian term loan expire November 30, 2003, and Term Loan B expires November 30, 2004.

  Substantially all of the Company's assets, including the assets of significant subsidiaries, are pledged as collateral for the credit facilities. The credit facilities contain certain covenants which limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

  At December 31, 1999 the aggregate debt maturities for the next five years are as follows (in millions):

   2000................................................................... $19.3
   2001...................................................................  18.0
   2002...................................................................  16.9
   2003...................................................................  33.0
   2004...................................................................  45.6

                           KOPPERS INDUSTRIES, INC.

 Senior Subordinated Notes Due 2007

  On December 1, 1997 the Company issued $175.0 million of Senior Subordinated Notes Due 2007 in a private placement transaction (the "Subordinated Notes"). The Subordinated Notes were subsequently registered with the Securities and Exchange Commission effective January 23, 1998. The Subordinated Notes bear interest at 9 7/8% per annum, with interest payable on June 1 and December 1 of each year, commencing June 1, 1998. The Subordinated Notes are unsecured and rank junior to all existing and future senior debt of the Company, and are effectively subordinated to all secured obligations to the extent of the assets securing such obligations.

  The Subordinated Notes are redeemable, at the Company's option, at any time on or after December 1, 2002 and prior to maturity, at redemption prices ranging from 104.938% of the principal amount in 2002 to 100.0% of the principal amount in 2005. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Subordinated Notes with the net proceeds of one or more issuances of common stock at a redemption price of 109.875% plus accrued interest.

  The prepayment of debt on December 1, 1997 resulted in an extraordinary loss of $6.7 million on a net-of-tax basis, comprised of charges of $4.5 million for purchase premium and $2.2 million for the write-off of deferred financing costs. The purchase premium was from the repayment of $98.9 million of 8 1/2% Senior Notes due 2004 tendered pursuant to a tender offer. Deferred financing costs associated with the credit facilities and the issuance of the Subordinated Notes totaled approximately $16.0 million and are being amortized over the life of the related debt.

  Deferred financing costs (net of accumulated amortization of $4.2 million at December 31, 1999, $2.2 million at December 31, 1998 and $0.2 million at December 31, 1997) were $12.4 million, $14.4 million and $16.0 million at December 31, 1999, 1998 and 1997, respectively, and are included in other assets.

  At December 31, 1999, the Company had $11.2 million of standby letters of credit outstanding, with terms ranging from one to two years.

5. Stock Activity

  In 2000, a former Director resigned from the Company's Board of Directors. The Company redeemed 25% of the Director's shares at the current value for a total of approximately $1.5 million, with the remainder scheduled to be redeemed in an equal amount of shares (at each year's current value) in 2001, 2002 and 2003. In July 1999 the Company redeemed all the outstanding shares of a former Director for approximately $1.7 million.

  In October 1999, a Director of the Company purchased 55,294 shares of common stock of the Company for $0.9 million; 35,294 of the shares were financed through an interest-free loan from the Company in the amount of $0.6 million due in 2009. The shares related to the loan are restricted and vest at a rate of 20% per year. At December 31, 1999 28,235 of such shares were restricted. In the event that the Director no longer serves on the Board of Directors, the loan must be repaid.

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

                           KOPPERS INDUSTRIES, INC.

  On October 15, 1997, KAP Investments, Inc. (a wholly-owned subsidiary of Koppers Australia) and a group of approximately 120 individual investors who were either officers, Board members or current or former employees of either Koppers or one of its subsidiaries (the "Management Investors") (collectively, the "Offeree Stockholders") acquired from Cornerstone-Spectrum, Inc. (an affiliate of Beazer East, Inc. and Hanson PLC) its voting and non-voting shares of common stock of Koppers. The Offeree Stockholders utilized $52.5 million of financing from Koppers and Saratoga Partners III, L.P. ("Saratoga"). On December 1, 1997, Saratoga exchanged 2.1 million shares of common stock it acquired as part of the financing of the acquisition of common stock from Cornerstone-Spectrum, Inc. for shares of a new series of senior convertible preferred stock of Koppers (the "Preferred Shares"), which entitles Saratoga to elect a majority of the Board of Directors of Koppers (the "Board of Directors") and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all other matters subject to a stockholder vote.

  The Company purchased 2.7 million shares of non-voting common stock in 1997, all of which were subsequently retired and cancelled in accordance with the stockholders' agreement among the Company, Saratoga and the Management Investors dated as of December 1, 1997 (as amended, the "Stockholders' Agreement"). The remaining 0.9 million shares of non-voting common stock were purchased from APT Holdings Corporation on January 5, 1998 for $11.4 million and were subsequently retired and cancelled.

  The Stockholders' Agreement provides for stock redemptions of up to 5% of each stockholder's outstanding shares annually beginning in 1999 at the Company's option, provided that all relevant covenants with the Company's lenders and noteholders are met. There were no such redemptions during 1999.

 Common Stock Subject to Redemption

  The Stockholders' Agreement requires the Company, subject to cash payment limitations under the terms of existing debt covenants, to redeem certain shares of common stock owned by members of management upon a "termination event" relative to a management employee. A termination event is defined as retirement, death, disability or resignation. At December 31, 1999 and 1998 the maximum redemptions which could be paid under the Stockholders' Agreement, subject to existing debt covenants, were $25.6 million and $21.2 million, respectively. The value of shares subject to redemption under the terms of the Stockholders' Agreement is segregated from other common stock on the face of the balance sheet. There were approximately 1.1 million and 1.2 million shares of Common Stock at December 31, 1999 and 1998, respectively, subject to the redemption provisions of the Stockholders' Agreement.

  The aggregate redemption amounts under the Stockholders' Agreement for the next four years based on termination events of which the Company is aware, are as follows:

   2000............................................................ $1.8 million
   2001............................................................ $1.8 million
   2002............................................................ $1.6 million
   2003............................................................ $1.6 million

                           KOPPERS INDUSTRIES, INC.

6. Pension and Other Postretirement Benefit Plans

                                           Pension Benefits   Other Benefits
                                           ------------------ ----------------
                                              1999     1998     1999     1998
                                           --------  -------- -------  -------
                                            (In millions)      (In millions)
Change in benefit obligation:
  Benefit obligation at beginning of
   year..................................  $   82.0  $  75.3  $  14.4  $  15.9
  Service cost...........................       3.5      3.5      0.2      0.3
  Interest cost..........................       5.5      5.2      0.9      1.0
  Amendments.............................       0.2      0.2       --       --
  Actuarial gains (losses)...............      (1.3)     2.0     (1.4)    (2.1)
  Benefits paid..........................      (4.3)    (4.2)    (0.7)    (0.7)
                                           --------  -------  -------  -------
Benefit obligation at end of year........  $   85.6  $  82.0  $  13.4  $  14.4
                                           ========  =======  =======  =======
Change in plan assets:
  Fair value of plan assets at beginning
   of year...............................  $   74.8  $  66.9  $    --  $    --
  Actual return on plan assets...........       3.8     11.4       --       --
  Employer contribution..................       1.4      0.7      0.8      0.7
  Benefits paid..........................      (4.3)    (4.2)    (0.8)    (0.7)
                                           --------  -------  -------  -------
Fair value of plan assets at end of year.  $   75.7  $  74.8  $   0.0  $   0.0
                                           ========  =======  =======  =======
  Funded status of the plan..............  $   (9.9) $  (7.2) $ (13.4) $ (14.4)
  Unrecognized actuarial (gain) loss.....      (1.5)    (3.2)    (2.7)    (1.4)
  Unrecognized prior service cost........       1.2      1.4     (3.6)    (4.3)
                                           --------  -------  -------  -------
  Net amount recognized..................  $  (10.2) $  (9.0) $ (19.7) $ (20.1)
                                           ========  =======  =======  =======
Disclosures:
Amounts recognized in the statement of
 financial position consist of:
  Accrued benefit liability..............  $  (10.7) $  (9.8) $ (19.7) $ (20.1)
  Intangible asset.......................       0.5      0.8       --       --
                                           --------  -------  -------  -------
Net amount recognized....................  $  (10.2) $  (9.0) $ (19.7) $ (20.1)
                                           ========  =======  =======  =======
Weighted-average assumptions as of
 December 31:
Discount rate............................      7.00%    7.00%    7.00%    7.00%
Expected return on plan assets...........      9.00%    9.00%
Rate of compensation increase............      4.00%    4.00%
Initial medical trend rate...............                        8.00%    9.00%

  The 1999 initial medical trend rate was assumed to decrease gradually to 5.0% in 2005 and remain at that level thereafter.

Components of net periodic benefit cost:
  Service cost...........................  $    3.5  $   3.5  $   0.2  $   0.3
  Interest cost..........................       5.5      5.2      0.9      1.0
  Expected return on plan assets.........      (6.6)    (5.8)      --       --
  Amortization of prior service cost.....       0.2      0.2     (0.8)    (0.7)
                                           --------  -------  -------  -------
Net periodic benefit cost................  $    2.6  $   3.1  $   0.3  $   0.6
                                           ========  =======  =======  =======

  The Company has two nonpension postretirement benefit plans. Health care benefits are contributory except for hourly employees of Woodward Coke, which was closed in January 1998. The contributions for health

                           KOPPERS INDUSTRIES, INC.

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

  The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                        1% Increase 1% Decrease
                                                        ----------- -----------
   Effect on total of service and interest cost
    components in 1999.................................    $0.1        ($0.1)
   Effect on postretirement benefit obligation as of
    December 31, 1999..................................    $1.1        ($0.8)

  Incentive Plan--The Company has established a management incentive plan based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this Plan was $3.2 million in 1999, $0.8 million in 1998 and $2.6 million in 1997.

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

  The Company's regular contributions amounted to $0.6 million in 1999 and $0.5 million in 1998 and 1997. The Company may also make a supplemental contribution at the end of each Plan Year subject to approval by the Board of Directors. Expense for supplemental contributions amounted to $0.4 million, $0.1 million, and $0.4 million in 1999, 1998 and 1997, respectively. All regular and supplemental matching contributions were made in voting common stock of the Company held in Treasury until October 1, 1998 at which time such contributions were made in cash.

7. Income Taxes

 Monessen Transaction

  In December 1999 the Company entered into an agreement with a third party which will result in substantially all future non-conventional fuel tax credits generated as a result of the production and sale of coke at its coke facility in Monessen, Pennsylvania (the "Monessen Facility") being transferred to the third party (the "Monessen Transaction"). In 1999 the Company received $0.8 million for the transfer of tax credits, which is recorded as other income. The tax credits expire in 2002. Prior to the Monessen Transaction, the Company earned non-conventional fuels credits on coke production at the Monessen Facility. Credits utilized for the years ended December 31, 1999, 1998 and 1997 were approximately $10.2 million, $9.5 million and $9.3 million, respectively.

                            KOPPERS INDUSTRIES, INC.

  Components of the Company's income tax provision (benefit) are as follows:

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     1999      1998      1997
                                                   -------- --------  --------
                                                         (In millions)
   Current:
     Federal...................................... $   1.3  $    5.4  $    6.3
     State........................................     0.2       0.6       1.0
     Foreign......................................     4.0       2.4        --
                                                   -------  --------  --------
       Total current tax provision................     5.5       8.4       7.3
   Deferred:
     Federal......................................    (5.8)    (11.5)    (23.6)
     State........................................    (0.6)      1.3      (3.4)
     Foreign......................................     1.1       1.5        --
                                                   -------  --------  --------
       Total deferred tax provision (benefit).....    (5.3)     (8.7)    (27.0)
                                                   -------  --------  --------
   Total income tax provision (benefit)........... $   0.2  $   (0.3) $  (19.7)
                                                   =======  ========  ========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     December
                                                                        31,
                                                                    -----------
                                                                    1999  1998
                                                                    ----- -----
                                                                        (In
                                                                     millions)
   Deferred tax assets:
     Alternative minimum tax credits............................... $15.6 $15.0
     Other postretirement benefits obligation......................   9.9   9.9
     Reserves, including insurance and product warranty............  16.0  18.1
     Book/tax inventory accounting.................................   2.5   2.4
     Accrued vacation..............................................   2.7   1.8
     Other.........................................................   2.2   2.0
     Excess tax basis on Koppers Australia assets..................  15.0  19.0
     Monessen Transaction..........................................   4.1    --
                                                                    ----- -----
       Total deferred tax assets...................................  68.0  68.2
                                                                    ----- -----
   Deferred tax liabilities:
     Tax over book depreciation and amortization...................  15.0  19.8
     Other.........................................................   4.0   4.7
                                                                    ----- -----
     Total deferred tax liabilities................................  19.0  24.5
                                                                    ----- -----
     Net deferred tax assets....................................... $49.0 $43.7
                                                                    ===== =====

  Income before income taxes and extraordinary loss for 1999 and 1998 included $15.1 million and $10.4 million, respectively, from foreign operations.

                           KOPPERS INDUSTRIES, INC.

  The provision (benefit) for income taxes is reconciled with the federal statutory rate as follows:

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1999      1998       1997
                                                 --------  --------   --------
Federal.........................................     35.0%     35.0%     (35.0)%
  State, net of federal tax benefit.............     (1.0)      6.9       (7.5)
  Equity in earnings of foreign affiliates......     (1.2)     (0.1)      (5.1)
  Foreign taxes.................................     11.8       4.0        3.8
  Section 29 credits............................    (40.5)    (46.8)     (37.9)
  Other.........................................     (3.5)     (0.4)       1.6
                                                 --------  --------   --------
                                                      0.6%     (1.4)%    (80.1)%
                                                 ========  ========   ========

  The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 1999 consolidated retained earnings of the Company included approximately $9 million of undistributed earnings from these investments. The Company has an alternative minimum tax credit carryforward of approximately $15.6 million. The credit has no expiration date.

8. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                         Years Ended December 31,
                                                  --------------------------------------
                                                       1999         1998         1997
                                                  ------------ ------------ ------------
                                                  (In millions except per share figures)
Numerator for basic and diluted:
Net income to common stockholders before
 extraordinary item.............................  $       24.2 $       20.1 $        1.1
  Net income (loss) to common stockholders......          24.2         20.1         (5.7)
Denominators:
  Weighted-average voting common shares.........           1.4          1.6          3.0
  Weighted-average non-voting common shares.....            --           --          3.2
                                                  ------------ ------------ ------------
Denominators for basic earnings per share.......           1.4          1.6          6.2
Effect of dilutive securities:
  Convertible preferred stock...................           2.3          2.3          2.1
  Employee stock options........................           0.2          0.3          0.4
                                                  ------------ ------------ ------------
Dilutive potential common shares................           2.5          2.6          2.5
Denominators for diluted earnings per share--
 adjusted
 weighted-average shares and assumed conversions.          3.9          4.2          8.7
Income before extraordinary item:
  Basic earnings per share......................  $      16.70 $      12.64 $       0.17
  Diluted earnings per share....................  $       6.23 $       4.85 $       0.12
Extraordinary item:
  Basic earnings per share......................  $         -- $         -- $      (1.09)
  Diluted earnings per share....................  $         -- $         -- $      (0.77)
Net income (loss):
  Basic earnings per share......................  $      16.70 $      12.64 $      (0.92)
  Diluted earnings per share....................  $       6.23 $       4.85 $      (0.65)

                           KOPPERS INDUSTRIES, INC.

9. Stock Options

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants. In 1999 and 1998, respectively, the Company recognized $0.2 million and $1.5 million of expense related to the redemption of stock options.

  The pro forma effect on net income and earnings per share for 1999, 1998 and 1997 of the fair value method required by Statement No. 123, "Accounting for Stock-Based Compensation" is immaterial. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: (a) for 1999 and 1998, risk-free interest rate of 5.56%, dividend yield of 0.0%, volatility factor of .2, and an expected option life of 10 years; (b) for 1997, risk-free interest rate of 5.75%, dividend yield of 0.0%, volatility factor of .14, and an expected option life of 10 years.

  The Company's Board of Directors has awarded a total of 1.1 million options, approximately 0.5 million of which were outstanding at December 31, 1999, to purchase shares of voting common stock to certain key executives at various exercise prices. All options granted have 10-year terms; all vest and become fully exercisable at the end of three years of continued employment, except for options granted in 1998 and 1999, which have a vesting period of five years.

  A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                 1999              1998              1997
                           ----------------- ----------------- -----------------
                                   Weighted-         Weighted-         Weighted-
                                    Average           Average           Average
                           Options Exercise  Options Exercise  Options Exercise
                            (000)    Price    (000)    Price    (000)    Price
                           ------- --------- ------- --------- ------- ---------
Outstanding at beginning
 of year.................    511      $10      626      $ 5      650      $ 4
Granted..................     15       17      149       17       88       14
Exercised................    (16)       4     (264)       3     (111)       6
Forfeited................     --       --       --       --       (1)      11
                             ---              ----              ----
Outstanding at end of
 year....................    510      $10      511      $10      626      $ 5
                             ===              ====              ====
Exercisable at end of
 year....................    379      $ 8      362      $ 7      626      $ 5
                             ===              ====              ====
Weighted-average fair
 value of options granted
 during the year.........     $5                $5

  Exercise prices for options outstanding as of December 31, 1999 ranged from $2.00 to $17.25, and the weighted-average remaining contractual life of those options was 5.6 years. Pursuant to the provisions of the Company's stock option plan, all options granted prior to December 1, 1997 became vested in 1997 due to a change of control.

10. Commitments and Contingencies

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

                           KOPPERS INDUSTRIES, INC.

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

  The Company has several environmental indemnification agreements related to the various former owners of its operating locations. The most significant of these agreements was entered into at the Company's inception in 1988 between the Company and Beazer East, Inc. ("Beazer East", formerly known as Koppers Company, Inc.) (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, Beazer East assumed the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as third-party claims arising from such past contamination (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). However, if such indemnification was not available for any reason, including the inability of Beazer East and/or Beazer Limited to make such indemnification payments, the Company may not have sufficient resources to meet such liabilities.

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

  In the event that Beazer East and Beazer Limited do not continue to fulfill their commitments under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $11 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability with respect to matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

  In addition, Beazer East is presently defending certain toxic tort actions arising from the operation of assets prior to the inception of the Company which were acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

  The Company has been named in two toxic tort actions. The first action arises from the Company's operations at its wood treating facility in Green Spring, West Virginia ("Green Spring"). Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. As a result of a lawsuit among CSX Transportation, Inc. ("CSX"), Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Green Spring. There can be

                           KOPPERS INDUSTRIES, INC.

no assurance that CSX will perform its obligations and if Koppers was required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Company has also been informed that it has been named in a toxic tort action that arises from its operation at its wood treating facility in North Little Rock, Arkansas. Plaintiff allegations include various property damage and personal injury theories related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to these matters, and the Company's insurance carriers have been notified. Although management believes that some or all of the claims in these matters are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

 Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded in full to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company has supplemented its initial response. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. The Company has provided all requested information and appropriate technical information clarifying a number of issues leading to allegations of violation by the EPA. The Company remains in discussions with the EPA. The EPA has not proposed a penalty or suggested a range in which a penalty, if any, might be sought. While the Company has prepared a response to and explanation of the incidents alleged by the EPA to be violations, it is impossible to predict the amount of any penalty that the EPA may propose. There can be no assurance that any monetary penalty and the cost of any supplemental environmental projects will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  During a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport, Louisiana wood treating plant, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA.

  At the acquisition of the Monessen Facility, the Company entered into a consent order and agreement with the Pennsylvania Department of Environmental Protection ("PADEP") (the "Monessen Consent Order") pursuant to which the Company's liabilities for environmental cleanup have been capped at $0.6 million for matters identified pursuant to the Monessen Consent Order. In December 1999, the Monessen Consent Order was amended to substitute new duties for certain of the old duties specified in the original order as part of the procedure to have PADEP recognize the impact of the Monessen Transaction on the Monessen Facility. Although an environmental indemnification was provided to the Company by the seller of that facility, the

                           KOPPERS INDUSTRIES, INC.

Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which was not identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $0.6 million cap contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. As recommended in a recently completed environmental audit, and from comments made by the environmental authorities, the Mayfield plant is now required to notify that it is a "contaminated site" under a Section 60 notification to the environmental authorities. This notification is expected to be made by March 31, 2000. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

 Rents

  Rent expense for 1999, 1998 and 1997 was $19.6 million, $23.3 million and $13.5 million, respectively. Commitments during the next five years under operating leases aggregate to approximately $31 million, ranging from $11.2 million in 2000 to $1.8 million in 2004.

11. Operations by Business Segment

 Description of the Types of Products and Services From Which Each Reportable Segment Derives Its Revenues.

  The Company has two reportable segments, Carbon Materials & Chemicals and Railroad & Utility Products. The Company's Carbon Materials & Chemicals division consists of four basic product lines: carbon pitch, which is sold primarily to aluminum smelters for use in the production of anodes; PAA, which is sold to the reinforced plastics industry and is used in plasticizers, resins, paints and dye making; creosote, used in the treatment of wood; and furnace coke, used in steel production. The Company's Railroad & Utility Products division produces railroad crossties and performs various services for the railroad industry, and produces treated utility poles for the electric and telephone utilities, as well as various other treating services. All Other includes Woodward Coke, which ceased operations in January 1998.

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

                           KOPPERS INDUSTRIES, INC.

production processes. The business units have been aggregated into two reportable segments since management believes the long-term financial performance of these reportable segments is affected by similar economic conditions.

                                          Business Segments
                                        ---------------------
                                          Carbon    Railroad
                                         Materials  & Utility
                                        & Chemicals Products  All Other Total
                                        ----------- --------- --------- ------
                                                    (In millions)
Year ended December 31, 1999:
Revenues from external customers.......   $356.2     $307.7     $ 0.2   $664.1
Intersegment revenues..................     13.4         --        --     13.4
Depreciation and amortization..........     16.7        8.0       2.4     27.1
Operating profit (loss)................     28.6       24.0      (1.9)    50.7
Segment assets.........................    299.9      122.1      55.7    477.7
Capital expenditures...................     17.0        6.6       0.6     24.2

Year ended December 31, 1998:
Revenues from external customers.......   $346.7     $320.7     $ 3.2   $670.6
Intersegment revenues..................     16.6         --        --     16.6
Depreciation and amortization..........     19.6        8.9       2.1     30.6
Operating profit (loss)................     27.3       22.1      (1.8)    47.6
Segment assets.........................    255.7      132.8      89.1    477.6
Capital expenditures...................     12.5        9.2       1.1     22.8

Year ended December 31, 1997:
Revenues from external customers.......   $285.9     $255.2     $52.0   $593.1
Intersegment revenues..................     11.2         --       2.0     13.2
Restructuring charges..................       --        5.5      39.9     45.4
Non-cash portion of restructuring
 charges...............................       --        3.3      17.7     21.0
Depreciation and amortization..........     11.7        6.9       4.9     23.5
Operating profit (loss)................     32.0       10.2     (47.5)    (5.3)
Segment assets.........................    273.3      126.6     100.3    500.2
Capital expenditures...................     39.6       11.7       2.6     53.9

                            KOPPERS INDUSTRIES, INC.

                                                   Years Ended December 31,
                                                  ----------------------------
                                                     1999      1998      1997
                                                  --------  --------  --------
                                                        (In millions)
Revenues
Total external revenues for reportable segments.. $  663.9  $  667.4  $  541.1
Intersegment revenues for reportable segments....     13.4      16.6      11.2
Revenues from Woodward Coke......................      0.2       3.2      54.0
Elimination of intersegment revenues.............    (13.4)    (16.6)    (13.2)
                                                  --------  --------  --------
  Total consolidated revenues.................... $  664.1  $  670.6  $  593.1
                                                  ========  ========  ========

Profit or Loss
Operating profit for reportable segments......... $   52.6  $   49.4  $   42.2
Corporate depreciation and amortization..........     (2.4)     (2.1)     (1.2)
Equity in earnings of affiliates.................      1.7       2.4       5.3
Woodward Coke....................................       --        --     (47.6)
Other income (expense)...........................      1.3       0.3      (0.1)
                                                  --------  --------  --------
  Income (loss) before interest expense, income
   tax provision (benefit), minority interest and
   extraordinary item............................ $   53.2  $   50.0  $   (1.4)
                                                  ========  ========  ========

Assets
Total assets for reportable segments............. $  392.1  $  388.5  $  399.9
Equity investments...............................     17.3      18.0      16.6
Deferred financing...............................     12.4      14.4      16.0
Deferred taxes...................................     49.0      43.7      35.0
Fixed assets.....................................      1.7       2.2       1.4
Other............................................      2.5       3.6      (0.5)
Cash and short-term investments..................      4.9      11.7      15.2
Woodward Coke....................................       --       0.9      14.4
Elimination of intercompany receivables..........     (2.2)     (5.4)     (1.8)
                                                  --------  --------  --------
  Total consolidated assets...................... $  477.7  $  477.6  $  496.2
                                                  ========  ========  ========

Geographic Information
Australia and Pacific Rim:
Revenues from external customers................. $  110.6  $  105.5  $     --
Long-lived assets................................     53.1      55.8      60.7

All other revenues and long-lived assets are related to operations based in the United States.

                           KOPPERS INDUSTRIES, INC.

12. Selected Quarterly Financial Data (Unaudited)

  The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:

                          1st Quarter     2nd Quarter   3rd Quarter   4th Quarter
                         --------------  ------------- ------------- -------------
                          1999    1998    1999   1998   1999   1998   1999   1998
                         ------  ------  ------ ------ ------ ------ ------ ------
                                 (In millions, except per share figures)
Net sales............... $157.4  $156.5  $172.8 $174.2 $170.8 $181.2 $163.1 $158.7
Operating profit........ $  6.7  $  7.2  $ 14.6 $ 14.8 $ 16.7 $ 14.8 $ 12.7 $ 10.8
Net income (loss)....... $ (0.2) $ (0.2) $  8.6 $  6.8 $ 11.1 $  9.7 $  4.7 $  3.8
Income (loss) per share
 of Common Stock:
  Basic earnings (loss)
   per share............ $(0.11) $(0.10) $ 5.71 $ 4.48 $ 7.95 $ 6.38 $ 3.40 $ 2.46
  Diluted earnings
   (loss) per share..... $(0.11) $(0.10) $ 2.18 $ 1.67 $ 2.90 $ 2.42 $ 1.23 $ 0.93

13. Financial Information for Subsidiary Guarantors

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

                  Summarized Condensed Financial Information
                     For the year ended December 31, 1999
                                 (In millions)

                                                    Non-
                                    Guarantor     Guarantor
                          Parent  Subsidiaries  Subsidiaries  Eliminations Consolidated
                          ------- ------------- ------------- ------------ ------------
Current assets..........  $163.4     $103.9        $123.0       $(196.0)      $194.3
Non-current assets......   253.7       53.1          42.0         (65.4)       283.4
Current liabilities.....   218.4       29.5          45.1        (196.0)        97.0
Non-current liabilities.   300.4       29.5          17.4            --        347.3
Net sales...............   550.4      122.5           8.9         (17.7)       664.1
Gross profit (after
 depreciation &
 amortization)..........    53.7       45.5          (5.4)         (5.7)        88.1
Net income (loss).......    10.6       22.7          (6.1)         (3.0)        24.2

                            KOPPERS INDUSTRIES, INC.

                   Summarized Condensed Financial Information
                      For the year ended December 31, 1998
                                 (In millions)

                                                  Non-
                                  Guarantor    Guarantor
                          Parent Subsidiaries Subsidiaries Eliminations Consolidated
                          ------ ------------ ------------ ------------ ------------
Current assets..........  $140.3    $ 84.1       $105.6      $(136.5)      $193.5
Non-current assets......   324.4      54.8         88.3       (179.4)       288.1
Current liabilities.....   189.9      19.5         15.9       (136.7)        88.6
Non-current liabilities.   338.9      44.8          0.8         (4.0)       380.5
Net sales...............   565.2     117.4           --        (12.0)       670.6
Gross profit (after
 depreciation,
 amortization
 & restructuring........    55.9      35.1          1.5         (7.2)        85.3
Net income (loss).......     6.7      15.7          3.5         (5.8)        20.1

                   Summarized Condensed Financial Information
                      For the year ended December 31, 1997
                                 (In millions)

                                                   Non-
                                   Guarantor    Guarantor
                          Parent  Subsidiaries Subsidiaries Eliminations Consolidated
                          ------  ------------ ------------ ------------ ------------
Current assets..........  $169.2     $99.0        $55.0        $(97.7)      $225.5
Non-current assets......   288.6      99.7         16.1        (129.7)       274.7
Current liabilities.....   156.4      25.9         31.6         (97.6)       116.3
Non-current liabilities.   309.1      79.3         11.5         (27.8)       372.1
Net sales...............   592.9      12.6          7.2         (19.6)       593.1
Gross profit (after
 depreciation,
 amortization
 & restructuring).......    10.0      12.7          1.2          (1.1)        22.8
Net income (loss) before
 extraordinary item.....   (12.5)     11.3          2.6          (0.4)         1.0
Net income (loss).......   (19.2)     11.3          2.6          (0.4)        (5.7)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Koppers Industries, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

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

      /s/ Robert Cizik
 .............................  Non-Executive Chairman
        Robert Cizik           and Director
                                                               March 22, 2000

    /s/ Walter W. Turner
 .............................  President, Chief                March 22, 2000
      Walter W. Turner         Executive
                               Officer and Director
                               (Principal Executive
                               Officer)

     /s/ Donald E. Davis
 .............................  Chief Financial                 March 22, 2000
       Donald E. Davis         Officer
                               (Principal Financial
                               Officer,
                               Principal Accounting
                               Officer)

   /s/ Clayton A. Sweeney
 .............................  Director                        March 22, 2000
     Clayton A. Sweeney

  /s/ Christian L. Oberbeck
 .............................  Director                        March 22, 2000
    Christian L. Oberbeck

       /s/ N.H. Prater
 .............................  Director                        March 22, 2000
         N.H. Prater

  /s/ David M. Hillenbrand
 .............................
    David M. Hillenbrand       Director                        March 22, 2000

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  *3.1   Restated and Amended Articles of Incorporation of the Company
         (Incorporated by reference from Exhibit 4.1 of the Company's Form S-8
         Registration Statement filed December 22, 1997.
  *3.2   Restated and Amended By-Laws of the Company (Incorporated by reference from Exhibit 4.2 of the Company's Form S-8 Registration Statement
         filed December 22, 1997).
  *4.1   Indenture between the Company and Integra Trust Company, National
         Association, as Trustee (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31,
         1993).
  *4.2   Indenture, dated as of December 1, 1997 between the Company and PNC
         Bank, National Association (the "Trustee") (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration
         Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
  *9.1   Stockholders' Agreement by and among Koppers Industries, Inc., KAP
         Investments, Inc., Cornerstone-Spectrum, Inc., APT Holdings
         Corporation and the Management Investors referred to therein, the most recent amendment dated as of August 16, 1995 (Incorporated by reference to respective exhibits to the Company's Amendment No. 1 to
         Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
  *9.2   Stock Subscription Agreement dated as of December 26, 1988
         (Incorporated by reference to respective exhibits to the Company's
         Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the
         Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *9.3   Stockholders' Agreement by and among Koppers Industries, Inc.,
         Saratoga Partners III, L. P. and the Management Investors referred to therein, dated December 1, 1997 (Incorporated by reference from
         Exhibit 4.3 of the Company's Form S-8 Registration Statement filed
         December 22, 1997).
 *10.1   Asset Purchase Agreement, dated as of December 28, 1988, between the
         Company and Koppers Company, Inc. (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.2   Asset Purchase Agreement Guarantee, dated as of December 28, 1988, provided by Beazer PLC (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.3   Credit Agreement, dated as of February 10, 1994 by and between the
         Company, the Banks from time to time parties thereto and Mellon Bank,
         N.A., as agent (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1993).
 *10.4   Revolving Credit Agreement, dated as of February 10, 1994, from the
         Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1993).
 *10.5   Term Loan Agreement, dated as of February 10, 1994, from the Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1993).
 *10.6   Retirement Plan of Koppers Industries, Inc. and Subsidiaries for
         Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule
         424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.7   Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

 Exhibit
   No.                                 Description
 -------                               -----------
 *10.8   Koppers Industries, Inc. Employee Savings Plan (Incorporated by
         reference to respective exhibits to the Company's Prospectus filed
         February 7, 1994 in connection with the offering of the 8 1/2% Senior
         Notes due 2004).
 *10.10  Koppers Industries, Inc. Survivor Benefit Plan (Incorporated by
         reference to respective exhibits to the Company's Prospectus filed
         February 7, 1994 pursuant to Rule 424(b) of the Securities Act of
         1933, as amended, in connection with the offering of the 8 1/2% Senior
         Notes due 2004).
 *10.11  Koppers Industries, Inc. Stock Option Plan, as Restated and Amended as
         of February 21, 1996 (Incorporated by reference to respective exhibits to the Company's Amendment No. 1 to Form S-1 Registration Statement
         filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
 *10.15  LTV Steel Company, Inc. Coke Sales Agreement dated as of December 10,
         1993 (Incorporated by reference to the Company's Prospectus filed
         February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933 in connection with the offering of the 8 1/2% Senior Notes due 2004).
 *10.16  Alcoa/Koppers Solid Pitch Supply Agreement Warrick, Indiana; Rockdale,
         Texas; Point Comfort, Texas; and Wenatchee, Washington dated as of
         January 1, 1994 (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1993).
 *10.18  Employment Contract for Donald P. Traviss dated October 17, 1994
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1995).
 *10.19  Employment Contract for Robert K. Wagner dated February 29, 1996
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1995).
 *10.20  Standby Term Loan Note, dated as of March 31, 1995 from the Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1995).
 *10.21  Amendment to Standby Term Loan Note, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A. (Incorporated by
         reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1995).
 *10.22  Amendment to Revolving Credit Notes, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A. (Incorporated by
         reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1995).
 *10.23  Asset Purchase Agreement, dated as of March 11, 1996, between the
         Company and Aristech Chemicals Corporation (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1995).
 *10.24  Term Loan Agreement, dated as of March 18, 1996 from the Company to the Banks and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended
         December 31, 1995).
 *10.25  Restated and Amended Employee Stock Option Plan (Incorporated by
         reference to respective exhibits to the Company's Amendment No. 1 to
         Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
 *10.26  Employment contract for Donald N. Sweet dated August 1, 1996
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-Q for the quarterly period ended September 30, 1996).
 *10.27  Volume Treatment Agreement CSX-Koppers dated as of January 30, 1997
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1996).
 *10.28  Credit Agreement, dated as of December 1, 1997 by and among the
         Company, the Banks from time to time parties thereto and Swiss Bank
         Corporation and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
 *10.29  Advisory Services Agreement between the Company and Saratoga Partners
         III, L.P. (Incorporated by reference to respective exhibits to the
         Company's Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior
         Subordinated Notes due 2007).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.30   Compensation contracts and Promissory Note for Robert Cizik.
 *21.1   Amended List of Subsidiaries of the Company (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration
         Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
 23.1    Consent of Ernst & Young LLP
 27.1    Financial Data Schedule

--------
* Previously filed.

                            KOPPERS INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)
              For the years ended December 31, 1999, 1998 and 1997

                         Balance at  Additions    Koppers                Balance
                         beginning    charged    Australia               at close
                          of year   to Expense  Acquisition  Deductions  of year
                         ---------- ----------- ------------ ----------- --------
1999
Allowance for doubtful
 accounts...............    $1.2       $0.1         $ --        $0.2       $1.1
                            ====       ====         ====        ====       ====
1998
Allowance for doubtful
 accounts...............    $0.8       $0.6         $ --        $0.2       $1.2
                            ====       ====         ====        ====       ====
1997
Allowance for doubtful
 accounts...............    $0.2       $ --         $0.6        $ --       $0.8
                            ====       ====         ====        ====       ====