Form 10-Q
period 2000-03-31
KOPPERS INDUSTRIES INC
filed 2000-05-04
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000


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

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at April 10, 2000 amounted to 1.3 million and 2.3 million shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share figures)

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                                 2000   1999
                                                                ------ ------
                                                                 (Unaudited)
Net sales...................................................... $160.9 $157.4
Operating expenses:
  Cost of sales................................................  136.6  136.0
  Depreciation and amortization................................    7.0    6.8
  Selling, general and administrative..........................    9.3    7.9
                                                                ------ ------
    Total operating expenses...................................  152.9  150.7
                                                                ------ ------
Operating profit...............................................    8.0    6.7
Equity in earnings of affiliates...............................    1.0    0.2
Other income...................................................    2.0     --
                                                                ------ ------
Income before interest expense, income taxes and minority
 interest......................................................   11.0    6.9
Interest expense...............................................    6.9    7.0
                                                                ------ ------
Income (loss) before income taxes and minority interest........    4.1   (0.1)
Income taxes...................................................    1.8    0.0
Minority interest..............................................    0.2    0.1
                                                                ------ ------
    Net income (loss).......................................... $  2.1 $ (0.2)
                                                                ====== ======
Basic earnings (loss) per share of common stock................ $ 1.49 $(0.11)
                                                                ====== ======
Diluted earnings (loss) per share of common stock.............. $ 0.54 $(0.11)
                                                                ====== ======


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In millions)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)      *
ASSETS
Current assets:
  Cash and cash equivalents...........................   $  11.4     $  18.3
  Accounts receivable less allowance for doubtful
   accounts of $1.1 in 2000 and 1999..................      79.6        75.7
  Inventories:
    Raw materials.....................................      53.8        49.5
    Work in process...................................       2.4         2.5
    Finished goods....................................      48.1        49.9
    LIFO reserve......................................     (10.3)      (10.1)
                                                         -------     -------
      Total inventories...............................      94.0        91.8
  Deferred tax benefit................................       7.1         7.0
  Other...............................................       1.2         1.5
                                                         -------     -------
      Total current assets............................     193.3       194.3
Investments...........................................      17.8        17.3
Fixed assets..........................................     353.9       355.6
Less: accumulated depreciation........................    (179.7)     (176.2)
                                                         -------     -------
    Net fixed assets..................................     174.2       179.4
Goodwill, net of accumulated amortization.............      27.3        28.0
Deferred tax benefit..................................      40.9        42.0
Other assets..........................................      16.3        16.7
                                                         -------     -------
      Total assets....................................   $ 469.8     $ 477.7
                                                         =======     =======

--------
*Summarized from audited fiscal year 1999 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions except per share figures)

                                                           March 31,  December 31,
                                                             2000         1999
                                                          ----------- ------------
                                                          (Unaudited)      *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................    $ 39.0       $ 41.3
  Accrued liabilities...................................      39.0         36.4
  Current portion of term loans.........................      16.4         19.3
                                                            ------       ------
    Total current liabilities...........................      94.4         97.0
Long-term debt:
  Revolving credit......................................       1.6          2.0
  Term loans............................................     100.2        102.4
  Senior Subordinated Notes due 2007....................     175.0        175.0
  Senior Notes due 2004.................................      11.1         11.1
                                                            ------       ------
    Total long-term debt................................     287.9        290.5
Other long-term reserves................................      55.5         56.8
                                                            ------       ------
    Total liabilities...................................     437.8        444.3
Common stock subject to redemption......................      24.9         25.6
Senior Convertible Preferred Stock, $.01 par value per
 share; 10.0 shares authorized; 2.3 shares issued in
 2000 and 1999..........................................        --           --
Voting common stock, $.01 par value per share; 37.0
 shares authorized, 2.5 shares issued in 2000 and 1999..        --           --
Capital in excess of par value..........................       7.5          7.5
Receivable from Director for purchase of common stock...      (0.6)        (0.6)
Retained earnings.......................................      27.5         24.6
Accumulated other comprehensive loss;
   Foreign currency translation adjustment..............     (10.8)        (8.9)
Treasury stock, at cost, 1.1 shares in 2000 and 1.0 in
 1999...................................................     (16.5)       (14.8)
                                                            ------       ------
    Total liabilities and stockholders' equity..........    $469.8       $477.7
                                                            ======       ======

--------
*Summarized from audited fiscal year 1999 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                 Three Months
                                                                    Ended
                                                                  March 31,
                                                                 2000    1999
                                                                 -----  ------
                                                                 (Unaudited)
Cash provided by (used in) operating activities................. $ 1.5  $ (6.6)
Cash provided by (used in) investing activities:
  Capital expenditures..........................................  (2.0)   (3.0)
  Other.........................................................   0.2      --
                                                                 -----  ------
    Net cash used in investing activities.......................  (1.8)   (3.0)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit..............................   2.9    22.5
  Repayments of revolving credit................................  (3.3)  (21.6)
  Repayment of long-term debt...................................  (4.4)   (0.1)
  Purchases of voting common stock..............................  (1.7)   (0.3)
                                                                 -----  ------
    Net cash provided by (used in) financing activities.........  (6.5)    0.5
                                                                 -----  ------
Effect of exchange rates on cash................................  (0.1)    0.4
                                                                 -----  ------
Net (decrease) in cash..........................................  (6.9)   (8.7)
Cash and cash equivalents at beginning of period................  18.3    16.7
                                                                 -----  ------
Cash and cash equivalents at end of period...................... $11.4  $  8.0
                                                                 =====  ======


                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 ((Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(4) Other income reflects the monetization of energy tax credits related to the production of coke at the Company's facility in Monessen, Pennsylvania (the "Monessen Facility"). See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  In addition, Beazer East may be defending certain toxic tort actions arising from the operation of assets prior to the inception of the Company which were acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

  The Company has been named in a toxic tort action, along with other defendants, arising from the Company's operations at its wood treating facility in Green Spring, West Virginia ("Green Spring"). Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. As a result of previous lawsuits among CSX Transportation, Inc. ("CSX"), Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Green Spring. There can be no assurance that CSX will perform its obligations and if Koppers was required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Company is currently unable to estimate a range of potential loss, if any, related to this matter, and the Company's insurance carriers have been notified. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  The Company has also been informed that it has been named in a toxic tort action that arises from the Company's operations at its wood treating facility in North Little Rock, Arkansas. Plaintiff allegations include various personal injury and property damage theories related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to this matter, and the Company's insurance carriers have been notified. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

  During a Company-initiated investigation at the Company's coke facility in Woodward, Alabama ("Woodward Coke") prior to its closure in January 1998, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport, Louisiana wood treating plant ("Logansport"), it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA. Because no regulatory agency has issued a notice of violation or requested a penalty in regard to the corrected reports submitted for Woodward Coke or Logansport, it is impossible to predict the amount of any penalty that may be requested. There can be no assurance that any monetary penalty and the cost of any supplemental environmental project will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. As recommended in a recently completed environmental audit, and from comments made by the environmental authorities, the Mayfield plant is now required to notify that it is a "contaminated site" under a Section 60 notification to the environmental authorities. This notification will be made in the second quarter of 2000. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(7)  Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months
                                                                    Ended
                                                                  March 31,
                                                                 2000   1999
                                                                 ----- ------
                                                                 (In millions
                                                                    except
                                                                 earnings per
                                                                    share)
Numerators for basic and diluted earnings per share:
  Net income (loss) to common stockholders...................... $ 2.1 $ (0.2)
Denominators:
  Weighted-average voting common stock..........................   1.4    1.5
Effect of dilutive securities:
  Senior convertible preferred stock............................   2.3    0.0
  Employee stock options........................................   0.2    0.0
                                                                 ----- ------
Dilutive potential common shares................................   2.5    0.0
Denominators for diluted earnings per share--adjusted weighted-
 average shares and assumed conversions.........................   3.9    1.5
  Basic earnings (loss) per share............................... $1.49 $(0.11)
  Diluted earnings (loss) per share............................. $0.54 $(0.11)

(8)  Comprehensive Income

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                                 2000    1999
                                                                ------  ------
                                                                (In millions)
Net income (loss).............................................. $  2.1  $ (0.2)
Other comprehensive income:
  Unrealized currency translation loss.........................   (1.8)   (1.1)
                                                                ------  ------
    Total comprehensive income (loss).......................... $  0.3  $ (1.3)
                                                                ======  ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table sets forth certain sales and operating data for the Company's businesses for the periods indicated:

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                                2000     1999
                                                               ------   ------
                                                                (Dollars in
                                                                 millions)
Net sales:
  Carbon Materials & Chemicals................................ $ 84.1   $ 80.4
  Railroad & Utility Products.................................   76.8     77.0
                                                               ------   ------
    Total..................................................... $160.9   $157.4
                                                               ======   ======
Percentage of net sales:
  Carbon Materials & Chemicals................................   52.3%    51.1%
  Railroad & Utility Products.................................   47.7%    48.9%
                                                               ------   ------
    Total.....................................................  100.0%   100.0%
                                                               ======   ======
Gross margin (after depreciation and amortization):
  Carbon Materials & Chemicals................................   12.0%     9.0%
  Railroad & Utility Products.................................   10.0%    10.2%
  All Other...................................................   (0.4%)   (0.4%)
                                                               ------   ------
    Total.....................................................   10.7%     9.3%
                                                               ======   ======
Operating profit:
  Carbon Materials & Chemicals................................ $  4.7   $  2.6
  Railroad & Utility Products.................................    3.9      4.7
  All Other...................................................   (0.6)    (0.6)
                                                               ------   ------
    Total..................................................... $  8.0   $  6.7
                                                               ======   ======

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999.

  Net Sales. Net sales for the three months ended March 31, 2000 were higher than the same period in 1999, as slightly lower sales for Railroad & Utility Products were more than offset by higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased as higher phthalic anhydride ("PAA") sales prices more than offset reductions in sales volumes for carbon pitch. PAA prices increased by 30% due to an increase in the price of orthoxylene, the primary feedstock for PAA for all domestic producers other than the Company. In general, domestic PAA producers use the price of orthoxylene to determine pricing and therefore, increases in the price of orthoxylene generally result in proportionally higher PAA prices. Net sales for Railroad & Utility Products decreased as sales volumes for railroad crossties were lower due to cutbacks in maintenance by the Class 1 railroads. Inter-segment revenues were $5.0 million and $3.8 million for Carbon Materials & Chemicals for the quarters ended March 31, 2000 and 1999, respectively.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased primarily as the result of higher gross margin for Carbon Materials & Chemicals. Gross margin for Carbon Materials & Chemicals increased as an increase in PAA prices more than offset the effects of lower carbon pitch volumes, lower prices for furnace coke and nonrecurring environmental expenses. Gross margin for Railroad & Utility Products decreased slightly due primarily to nonrecurring environmental expenses.

  Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due to higher costs for salaries, benefits and travel expenses.

  Equity in Earnings of Affiliates. Equity earnings increased as a result of higher earnings from Tarconord A/S.

  Other Income. Other income for 2000 reflects the monetization of energy tax credits related to the production of coke at the Monessen Facility. See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  Interest Expense. Interest expense decreased slightly due to lower exchange rates for Koppers Australia.

  Income Taxes. The Company's effective income tax rate increased significantly due to the monetization of energy tax credits at the Monessen Facility. See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  As of March 31, 2000 the Company had $11.4 million of cash and cash equivalents and $44.2 million of revolving credit availability for working capital purposes, subject to restrictions imposed under various debt covenants. As of March 31, 2000, $10.6 million of commitments were utilized by outstanding standby letters of credit.

  Net cash provided by operating activities increased primarily due to higher earnings and lower working capital usage in 2000.

  Capital expenditures for the Company decreased as the result of decreases in planned capital expenditures as compared to the prior year.

  Net cash provided by financing activities decreased due primarily to term debt repayment in 2000.

 Stock Redemptions

  In February 2000 the Company redeemed 25% of the shares of a former Director for approximately $1.5 million. The Company has also offered a stock redemption opportunity to all non-retirees in the second quarter of 2000. The redemption is expected to result in cash outlays of $0.6 million by the Company.

 Potential Acquisition

  The Company has signed a letter of intent to purchase the remaining 50% of its Tarconord A/S ("Tarconord") joint venture headquartered in Denmark. The joint venture party is Tarco A/S, which is also located in Denmark. Tarconord is a tar distillation operation comprised of four operating locations, one in Denmark and three in the United Kingdom, which generated approximately $90 million in sales in 1999.

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

  In addition, Beazer East may be defending certain toxic tort actions arising from the operation of assets prior to the inception of the Company which were acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

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

  During a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of Logansport, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA. Because no regulatory agency has issued a notice of violation or requested a penalty in regard to the corrected reports submitted for Woodward Coke or Logansport, it is impossible to predict the amount of any penalty that may be requested. There can be no assurance that any monetary penalty and the cost of any supplemental environmental project will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  The Company has been named in a toxic tort action, along with other defendants, arising from the Company's operations at Green Spring. Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. As a result of previous lawsuits among CSX, Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Green Spring. There can be no assurance that CSX will perform its obligations and if Koppers was required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Company is currently unable to estimate a range of potential loss, if any, related to this matter, and the Company's insurance carriers have been notified. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  The Company has also been informed that it has been named in a toxic tort action that arises from the Company's operations at its wood treating facility in North Little Rock, Arkansas. Plaintiff allegations include various personal injury and property damage theories related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to this matter, and the Company's insurance carriers have been notified. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their operations. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. As recommended in a recently completed environmental audit, and from comments made by the environmental authorities, the Mayfield plant is now required to notify that it is a "contaminated site" under a Section 60 notification to the environmental authorities. This notification will be made in the second quarter of 2000. Although the relevant regulatory authorities have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes in the status of legal proceedings as previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of shareholders on February 23, 2000, Robert K. Wagner and Charles P. Durkin did not stand for reelection to the Board of Directors of the Company. Unanimously elected to continue as Directors were Robert Cizik, Walter W. Turner, Clayton A. Sweeney, N. H. Prater, Christian L. Oberbeck, and David M. Hillenbrand. Praveen R. Jeyarajah was unanimously elected as Director, and resigned shortly thereafter due to a change in employment. Additionally, Ernst & Young LLP were approved to continue as auditors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:
 27.1 Financial Data Schedule
 (b)  Reports on Form 8-K:
      None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                                  (Registrant)


Date      May 4, 2000                       /s/ Donald E. Davis
    -----------------------               -------------------------------------
                                          Donald E. Davis,
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Principal Accounting Officer)