Form 10-Q
period 2000-06-30
KOPPERS INDUSTRIES INC
filed 2000-08-14
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000


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

  Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01 per share, outstanding at July 24, 2000 amounted to 1.3 million and 2.3 million shares, respectively.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share figures)

                                                                  Six Months
                                            Three Months Ended       Ended
                                                 June 30,          June 30,
                                            -------------------  -------------
                                              2000      1999      2000   1999
                                            --------- ---------  ------ ------
                                                (Unaudited)       (Unaudited)
Net sales.................................  $   179.8 $   172.8  $340.7 $330.2
Operating expenses:
  Cost of sales...........................      147.5     142.4   284.1  277.9
  Depreciation and amortization...........        7.0       7.1    14.0   13.9
  Selling, general and administrative.....        9.6       8.7    18.9   17.1
                                            --------- ---------  ------ ------
    Total operating expenses..............      164.1     158.2   317.0  308.9
                                            --------- ---------  ------ ------
Operating profit..........................       15.7      14.6    23.7   21.3
Equity in earnings of affiliates..........        0.5       0.3     1.5    0.6
Other income..............................        2.2        --     4.2     --
                                            --------- ---------  ------ ------
Income before interest expense, income
 taxes and minority interest..............       18.4      14.9    29.4   21.9
Interest expense..........................        7.0       7.1    13.9   14.0
                                            --------- ---------  ------ ------
Income before income taxes and minority
 interest.................................       11.4       7.8    15.5    7.9
Income taxes..............................        5.1      (0.7)    6.9   (0.7)
Minority interest.........................        0.3      (0.1)    0.5    0.2
                                            --------- ---------  ------ ------
    Net income............................  $     6.0 $     8.6  $  8.1 $  8.4
                                            ========= =========  ====== ======
Basic earnings per share of common stock..  $    4.39 $    5.71  $ 5.85 $ 5.58
                                            ========= =========  ====== ======
Diluted earnings per share of common
 stock....................................  $    1.58 $    2.18  $ 2.11 $ 2.13
                                            ========= =========  ====== ======



                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)      *
ASSETS
Current assets:
  Cash and cash equivalents...........................   $  11.4     $  18.3
  Accounts receivable less allowance for doubtful
   accounts of
   $1.0 in 2000 and $1.1 in 1999......................     100.9        75.7
  Inventories:
    Raw materials.....................................      59.6        49.5
    Work in process...................................       2.4         2.5
    Finished goods....................................      53.6        49.9
    LIFO reserve......................................     (11.2)      (10.1)
                                                         -------     -------
      Total inventories...............................     104.4        91.8
  Deferred tax benefit................................       7.1         7.0
  Other...............................................       5.5         1.5
                                                         -------     -------
      Total current assets............................     229.3       194.3
Investments...........................................       6.0        17.3
Fixed assets..........................................     386.7       355.6
Less: accumulated depreciation........................    (207.0)     (176.2)
                                                         -------     -------
  Net fixed assets....................................     179.7       179.4
Goodwill, net of accumulated amortization.............      31.9        28.0
Deferred tax benefit..................................      38.1        42.0
Other assets..........................................      18.8        16.7
                                                         -------     -------
      Total assets....................................   $ 503.8     $ 477.7
                                                         =======     =======

--------
*Summarized from audited fiscal year 1999 balance sheet.



                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions except per share figures)

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (Unaudited)      *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................    $ 58.2        $41.3
  Accrued liabilities.................................      40.9         36.4
  Current portion of term loans.......................      14.8         19.3
                                                          ------       ------
    Total current liabilities.........................     113.9         97.0
Long-term debt:
  Revolving credit....................................      20.5          2.0
  Term loans..........................................      90.9        102.4
  Senior Subordinated Notes due 2007..................     175.0        175.0
  Senior Notes........................................      11.1         11.1
                                                          ------       ------
    Total long-term debt..............................     297.5        290.5
Other long-term reserves..............................      60.1         56.8
                                                          ------       ------
    Total liabilities.................................     471.5        444.3
Common stock subject to redemption....................      25.5         25.6
Senior convertible preferred stock, $.01 par value per
 share; 3.0 shares authorized; 2.3 shares issued in
 2000 and 1999........................................        --           --
Voting common stock, $.01 par value per share; 37.0
 shares authorized,
 2.6 shares issued in 2000 and 2.5 shares issued in
 1999.................................................        --           --
Capital in excess of par value........................       7.7          7.5
Receivable from Director for purchase of common
 stock................................................      (0.6)        (0.6)
Retained earnings.....................................      32.8         24.6
Accumulated other comprehensive loss:
  Foreign currency translation adjustment.............     (15.7)        (8.9)
Treasury stock, at cost, 1.2 shares in 2000 and 1.0 in
 1999.................................................     (17.4)       (14.8)
                                                          ------       ------
    Total liabilities and stockholders' equity........    $503.8       $477.7
                                                          ======       ======

--------
*Summarized from audited fiscal year 1999 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                  Six Months
                                                                     Ended
                                                                   June 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
                                                                  (Unaudited)
Cash provided by operating activities........................... $  8.9  $  5.3
Cash provided by (used in) investing activities:
  Capital expenditures..........................................   (4.7)   (8.5)
  Acquisitions and related costs, net of cash acquired..........  (12.6)     --
  Other.........................................................    0.1     0.7
                                                                 ------  ------
    Net cash (used in) investing activities.....................  (17.2)   (7.8)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit..............................   46.7    51.0
  Repayments of revolving credit................................  (28.1)  (50.4)
  Repayment of long-term debt...................................  (13.5)   (6.3)
  Payment of deferred financing costs...........................     --    (0.5)
  Purchases of voting common stock..............................   (2.6)   (0.4)
                                                                 ------  ------
    Net cash provided by (used in) financing activities.........    2.5    (6.6)
Effect of exchange rates on cash................................   (1.1)    0.4
                                                                 ------  ------
Net (decrease) in cash..........................................   (6.9)   (8.7)
Cash and cash equivalents at beginning of period................   18.3    16.7
                                                                 ------  ------
Cash and cash equivalents at end of period...................... $ 11.4  $  8.0
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

(4) During the second quarter the Company purchased the remaining 50% of its Danish joint venture, Tarconord A/S ("Tarconord"), for approximately $13 million in cash and the assumption of certain liabilities (the "Tarconord Acquisition"). The transaction, which is being accounted for as a purchase, will result in goodwill that will be amortized over a 20 year period. The initial allocation of purchase price is preliminary and may change as additional information becomes available. The Company's second quarter results include one month of consolidation and two months of equity income for Tarconord. Tarconord is a tar distillation operation comprised of four operating locations, one in Denmark and three in the United Kingdom, which generated approximately $90 million in sales in 1999.

(5) During the second quarter, the Company redeemed for cash $0.1 million of shares held by active employees under the Company's 2000 stock redemption program.

(6) Other income reflects the monetization of energy tax credits related to the production of coke at the Company's facility in Monessen, Pennsylvania (the "Monessen Facility") (the "Monessen Transaction"). See
     Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(7)  Environmental Indemnity and Guarantee

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

  Beazer East has adhered to the terms of the Indemnity and is actively fulfilling its obligations to conduct investigative and remedial programs at most of the properties which the Company acquired from Beazer East in accordance with the requirements of regulatory authorities. The Indemnity is not applicable to sites acquired since the formation of the Company, for which separate indemnifications have been negotiated where appropriate. At the properties that the Company acquired subsequent to the acquisition of the Beazer East properties, all remedial actions are being performed in accordance with applicable regulations and all indemnification obligations are being honored.

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

  The Company has been named in a toxic tort action, along with other defendants, arising from the Company's operations at its wood treating facility in Green Spring, West Virginia ("Green Spring"). Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. As a result of previous lawsuits among CSX Transportation, Inc. ("CSX"), Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Green Spring. There can be no assurance that CSX will perform its obligations and if Koppers was required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  The Company has also been named in a toxic tort action that arises from the Company's operations at its wood treating facility in North Little Rock, Arkansas. Plaintiff allegations include various personal injury and property damage theories related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

(8)  Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company has supplemented its initial response. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. The Company has provided all requested information and appropriate technical information clarifying a number of issues leading to allegations of violation by the EPA. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of the civil violations related to the Clean Water Act. The Company intends to conduct negotiations with the EPA and further discuss the terms of the proposed settlement, and believes it has adequate reserves regarding this matter. However, there can be no assurance that any additional monetary penalty will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  During a Company-initiated investigation at the Company's coke facility in Woodward, Alabama ("Woodward Coke") prior to its closure in January 1998, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of the Logansport, Louisiana wood treating plant ("Logansport"), it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA. No regulatory agency has issued a notice of violation or requested a penalty in regard to the corrected reports submitted for Woodward Coke or Logansport. There can be no assurance that any monetary penalty will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  At the acquisition of the Monessen Facility, the Company entered into a consent order and agreement with the Pennsylvania Department of Environmental Protection ("PADEP") (the "Monessen Consent Order") pursuant to which the Company's liabilities for environmental cleanup have been capped at $0.6 million for matters identified pursuant to the Monessen Consent Order. In December 1999, the Monessen Consent Order was amended to substitute new duties for certain of the old duties specified in the original order as part of the procedure to have PADEP recognize the impact of the Monessen Transaction on the Monessen Facility. Although the seller of that facility provided an environmental indemnification to the Company, the Company does not expect that such obligations will be honored. If contamination at the Monessen Facility should be discovered which was not identified pursuant to the Monessen Consent Order, or if the EPA should require cleanup above the $0.6 million cap contained in the Monessen Consent Order, the costs associated with such events could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations.

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. As recommended in a recently completed environmental audit, and from comments made by the environmental authorities, the Mayfield plant is now required to notify that it is a "contaminated site" under a Section 60 notification to the environmental authorities. This notification has been made in the second quarter of 2000. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  In May 2000 the Company purchased the remaining 50% of Tarconord, which has one operating location in Denmark and three operating locations in the United Kingdom. Although there are ongoing environmental compliance and legacy issues at each of these locations, there are currently no outstanding notices of violation or consent decrees regarding compliance or remediation issues. However, costs associated with compliance and remediation may be substantial and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(9)  Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three
                                                          Months    Six Months
                                                           Ended       Ended
                                                         June 30,    June 30,
                                                        ----------- -----------
                                                        2000  1999  2000  1999
                                                        ----- ----- ----- -----
                                                          (In millions except
                                                          earnings per share)
Numerators for basic and diluted earnings per share:
  Net income to common stockholders.................... $ 6.0 $ 8.6 $ 8.1 $ 8.4
Denominators:
  Weighted-average voting common stock.................   1.4   1.5   1.4   1.5
Effect of dilutive securities:
  Senior convertible preferred stock...................   2.3   2.3   2.3   2.3
  Employee stock options...............................   0.1   0.1   0.2   0.1
                                                        ----- ----- ----- -----
Dilutive potential common shares.......................   2.4   2.4   2.5   2.4
Denominators for diluted earnings per share--adjusted
 weighted-average shares and assumed conversions.......   3.8   3.9   3.9   3.9
  Basic earnings per share............................. $4.39 $5.71 $5.85 $5.58
  Diluted earnings per share........................... $1.58 $2.18 $2.11 $2.13

(10)  Comprehensive Income

                                                          Three
                                                         Months     Six Months
                                                          Ended       Ended
                                                        June 30,     June 30,
                                                       ------------ -----------
                                                       2000   1999  2000   1999
                                                       -----  ----- -----  ----
                                                           (In         (In
                                                        millions)   millions)
Net income............................................ $ 6.0  $ 8.6 $ 8.1  $8.4
Other comprehensive income:
  Unrealized currency translation gain (loss).........  (5.0)   1.5  (6.7)  0.4
                                                       -----  ----- -----  ----
    Total comprehensive income........................ $ 1.0  $10.1 $ 1.4  $8.8
                                                       =====  ===== =====  ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                               Six Months
                                      Three Months Ended          Ended
                                           June 30,             June 30,
                                      ---------------------   ---------------
                                        2000        1999       2000     1999
                                      ---------   ---------   ------   ------
                                            (Dollars in millions)
Net sales:
  Carbon Materials & Chemicals......  $   103.8   $    89.6   $188.0   $170.0
  Railroad & Utility Products.......       76.0        83.2    152.7    160.2
                                      ---------   ---------   ------   ------
    Total...........................  $   179.8   $   172.8   $340.7   $330.2
                                      =========   =========   ======   ======
Percentage of net sales:
  Carbon Materials & Chemicals......       57.7%       51.9%    55.2%    51.5%
  Railroad & Utility Products.......       42.3%       48.1%    44.8%    48.5%
                                      ---------   ---------   ------   ------
    Total...........................      100.0%      100.0%   100.0%   100.0%
                                      =========   =========   ======   ======
Gross margin (after depreciation and
 amortization):
  Carbon Materials & Chemicals......       17.9%       14.9%    15.3%    12.4%
  Railroad & Utility Products.......        9.6%       12.6%     9.8%    11.5%
  All Other.........................       (0.3%)      (0.3%)   (0.3%)   (0.3%)
                                      ---------   ---------   ------   ------
    Total...........................       14.1%       13.5%    12.5%    11.6%
                                      =========   =========   ======   ======
Operating profit:
  Carbon Materials & Chemicals......  $    12.5   $     8.0   $ 17.1   $ 10.5
  Railroad & Utility Products.......        3.8         7.2      7.7     11.9
  All Other.........................       (0.6)       (0.6)    (1.1)    (1.1)
                                      ---------   ---------   ------   ------
    Total...........................  $    15.7   $    14.6   $ 23.7   $ 21.3
                                      =========   =========   ======   ======

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999.

  Net Sales. Net sales for the three months ended June 30, 2000 were higher than the same period in 1999, as higher sales for Carbon Materials & Chemicals more than offset lower sales for Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased due to $8.0 million in sales from the Tarconord Acquisition and higher phthalic anhydride ("PAA") sales prices. PAA prices increased by 30% due to an increase in the price of orthoxylene, the primary feedstock for PAA for all domestic producers other than the Company. In general, domestic PAA producers use the price of orthoxylene to determine pricing and therefore, increases in the price of orthoxylene generally result in proportionally higher PAA prices. Net sales for Railroad & Utility Products decreased as sales volumes for railroad crossties were lower due to volume reductions for commercial railroads and lower volumes for utility poles. Inter-segment revenues were $3.5 million and $4.6 million for Carbon Materials & Chemicals for the quarters ended June 30, 2000 and 1999, respectively.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased primarily as the result of higher gross margin for Carbon Materials & Chemicals. Gross margin for Carbon Materials & Chemicals increased due primarily to an increase in PAA prices of approximately 30%. Gross margin for Railroad & Utility Products decreased due primarily to asset write-downs related to the utility pole business, and higher unit costs for railroad crossties as a result of the lower volumes noted above.

  Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due to higher costs for benefits and travel expenses.

  Equity in Earnings of Affiliates. Equity earnings increased as a result of higher earnings from Tarconord A/S, which became a consolidated entity in June 2000 as a result of the Tarconord Acquisition.

  Other Income. Other income for 2000 reflects the monetization of energy tax credits related to the production of coke at the Monessen Facility. See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  Interest Expense. Interest expense decreased slightly due to lower exchange rates for Koppers Australia.

  Income Taxes. The Company's effective income tax rate increased significantly due to higher taxable income, which includes the effect of the monetization of energy tax credits at the Monessen Facility. See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999.

  Net Sales. Net sales for the six months ended June 30, 2000 were higher than the same period in 1999 as lower sales for Railroad & Utility Products were more than offset by higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased due to a 30% increase in PAA prices and $8 million of sales from Tarconord. Net sales for Railroad & Utility Products decreased due to lower prices for railroad crossties and lower volumes for utility poles. Inter-segment revenues were $8.5 million and $8.4 million for Carbon Materials & Chemicals for the six months ended June 30, 2000 and 1999, respectively.

  Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased primarily as the result of higher gross margin for Carbon Materials & Chemicals. Gross margin for Carbon Materials & Chemicals increased as a 30% increase in PAA prices more than offset the effects of lower prices for furnace coke and nonrecurring environmental expenses. Gross margin for Railroad & Utility Products decreased due primarily to asset write-downs in the utility pole business and nonrecurring environmental expenses.

  Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due to higher costs for salaries, benefits and travel expenses.

  Equity in Earnings of Affiliates. Equity earnings increased as a result of higher earnings from Tarconord A/S, which became a consolidated entity in June 2000 as a result of the Tarconord Acquisition.

  Other Income. Other income for 2000 reflects the monetization of energy tax credits related to the production of coke at the Monessen Facility. See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  Interest Expense. Interest expense decreased slightly due to lower exchange rates for Koppers Australia.

  Income Taxes. The Company's effective income tax rate increased significantly due to higher taxable income, which includes the effect of the monetization of energy tax credits at the Monessen Facility. See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

  As of June 30, 2000 the Company had $11.4 million of cash and cash equivalents and $63.2 million of revolving credit availability for working capital purposes, subject to restrictions imposed under various debt covenants. As of June 30, 2000, $9.4 million of commitments were utilized by outstanding standby letters of credit.

  Net cash provided by operating activities increased primarily due to utilization of deferred taxes in 2000 as a result of the Monessen Transaction.

  Capital expenditures for the Company decreased as the result of decreases in planned capital expenditures as compared to the prior year.

  Net cash provided by financing activities increased due primarily to borrowings from the revolving credit facility to finance the Tarconord Acquisition. The Company is in the process of finalizing amendments to its bank covenants as a result of this transaction.

 Stock Redemptions

  During the second quarter, the Company redeemed for cash $0.1 million of shares held by active employees under the Company's 2000 stock redemption program. Additionally, the Company paid $0.5 million for statutory minimum tax withholdings on behalf of employees who exercised stock options and utilized option shares for required tax withholdings.

 Acquisitions

  During the second quarter the Company purchased the remaining 50% of Tarconord, for approximately $13 million in cash and the assumption of certain liabilities. The transaction, which is being accounted for as a purchase, will result in goodwill that will be amortized over a 20-year period. The initial allocation of purchase price is preliminary and may change as additional information becomes available. Tarconord is a tar distillation operation comprised of four operating locations, one in Denmark and three in the United Kingdom, which generated approximately $90 million in sales in 1999.

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

  Beazer East has adhered to the terms of the Indemnity and is actively fulfilling its obligations to conduct investigative and remedial programs at the properties, which the Company acquired from Beazer East in accordance with the requirements of regulatory authorities. The Indemnity is not applicable to sites acquired since the formation of the Company, for which separate indemnifications have been negotiated where appropriate. At the properties that the Company acquired subsequent to the acquisition of the Beazer East properties, all remedial actions are being performed in accordance with applicable regulations and all indemnification obligations are being honored.

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

 Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company supplemented its initial response. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. The Company has provided all requested information and appropriate technical information clarifying a number of issues leading to allegations of violation by the EPA. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of the civil violations related to the Clean Water Act. The Company intends to conduct negotiations with the EPA and further discuss the terms of the proposed settlement, and believes it has adequate reserves regarding this matter. However, there can be no assurance that any additional monetary penalty will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  During a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. In June 1997, during a routine third party environmental compliance audit of Logansport, it was discovered that certain records and reports relating to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports have been submitted to the local municipality, the State of Louisiana and the EPA. No regulatory agency has issued a notice of violation or requested a penalty in regard to the corrected reports submitted for Woodward Coke or Logansport. There can be no assurance that any monetary penalty will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  The Company has been named in a toxic tort action, along with other defendants, arising from the Company's operations at Green Spring. Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. As a result of previous lawsuits among CSX, Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Green Spring. There can be no assurance that CSX will perform its obligations and if Koppers was required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  The Company has also been named in a toxic tort action that arises from the Company's operations at its wood treating facility in North Little Rock, Arkansas. Plaintiff allegations include various personal injury and property damage theories related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their operations. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. As recommended in a recently completed environmental audit, and from comments made by the environmental authorities, the Mayfield plant is now required to notify that it is a "contaminated site" under a Section 60 notification to the environmental authorities. This notification has been made in the second quarter of 2000. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if Koppers Australia does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

In May 2000 the Company purchased the remaining 50% of Tarconord, which has one operating location in Denmark and three operating locations in the United Kingdom. Although there are ongoing environmental compliance and legacy issues at each of these locations, there are currently no outstanding notices of violation or consent decrees regarding compliance or remediation issues. However, costs associated with compliance and remediation may be substantial and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  There have been no material changes in the status of legal proceedings as previously reported.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits:

 27.1 Financial Data Schedule

 (b)  Reports on Form 8-K:

      None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KOPPERS INDUSTRIES, INC.
                                                  (Registrant)


Date August 14, 2000                          /s/ Donald E. Davis
                                          -------------------------------------
                                          Donald E. Davis,
                                          Chief Financial Officer
                                          (Principal Financial Officer,
                                          Principal Accounting Officer)