Form 10-Q
period 2000-09-30
KOPPERS INDUSTRIES INC
filed 2000-11-03
CIK 916075

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-Q



  [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2000


  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934


  For the Transition Period From ________ to _______ Commission file number 1-12716
  -------



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

                              Yes  X    NO  ______
                                  ---
Voting Common Stock and Senior Convertible Preferred Stock, both par value $.01, outstanding at October 16, 2000 amounted to 1.4 million and 2.3 million shares, respectively.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                           KOPPERS INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In millions except per share figures)

                                                                                 Three Months Ended         Nine Months Ended
                                                                                    September 30,             September 30,
                                                                                   2000       1999          2000        1999
                                                                                 ---------   -------      --------    ---------
                                                                                      (Unaudited)              (Unaudited)
 Net sales.....................................................................    $194.9     $170.8       $535.6       $501.0
 Operating expenses:
    Cost of sales..............................................................     160.3      137.4        444.3        415.3
    Depreciation and amortization..............................................       7.7        6.9         21.7         20.8
    Selling, general and administrative........................................      11.3        9.8         30.3         26.9
                                                                                 ---------   -------      --------    ---------

          Total operating expenses.............................................     179.3      154.1        496.3        463.0
                                                                                 ---------   -------      --------    ---------

 Operating profit..............................................................      15.6       16.7         39.3         38.0
 Equity in earnings of affiliates..............................................       0.4        0.6          2.0          1.2
 Other income..................................................................       2.3          -          6.5            -
                                                                                 ---------   -------      --------    ---------

 Income before interest expense, income taxes and minority interest............      18.3       17.3         47.8         39.2
 Interest expense..............................................................       7.0        7.3         21.0         21.3
                                                                                 ---------   -------      --------    ---------

 Income before income taxes and minority interest..............................      11.3       10.0         26.8         17.9
 Income taxes..................................................................       5.3       (1.2)        12.2         (1.9)
 Minority interest.............................................................       0.2        0.1          0.7          0.3
                                                                                 ---------   -------      --------    ---------

          Net income...........................................................    $  5.8     $ 11.1       $ 13.9       $ 19.5
                                                                                 =========   =======      ========    =========

 Basic earnings per share of common stock......................................    $ 4.19     $ 7.95       $10.04       $13.26
                                                                                 =========   =======      ========    =========

 Diluted earnings per share of common stock....................................    $ 1.51     $ 2.90       $ 3.62       $ 4.99
                                                                                 =========   =======      ========    =========

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                                        September 30,     December 31,
                                                                             2000            1999
                                                                        --------------   -------------
                                                                          (Unaudited)         *
ASSETS
Current assets:
          Cash and cash equivalents....................................      $  13.3         $  18.3
          Accounts receivable less allowance for doubtful accounts of
           $1.0 in 2000 and $1.1 in 1999...............................        104.6            75.7
          Inventories:
               Raw materials...........................................         56.9            49.5
               Work in process.........................................          3.8             2.5
               Finished goods..........................................         54.4            49.9
               LIFO reserve............................................        (11.8)          (10.1)
                                                                             -------         -------
                    Total inventories..................................        103.3            91.8
          Deferred tax benefit.........................................          6.9             7.0
          Other........................................................          3.3             1.5
                                                                             -------         -------

               Total current assets....................................        231.4           194.3

Investments............................................................          6.1            17.3

Fixed assets...........................................................        389.5           355.6
Less: accumulated depreciation.........................................       (212.4)         (176.2)
                                                                             -------         -------
          Net fixed assets.............................................        177.1           179.4

Goodwill, net of accumulated amortization..............................         30.4            28.0
Deferred tax benefit...................................................         37.0            42.0
Other assets...........................................................         18.8            16.7
                                                                             -------         -------
               Total assets............................................      $ 500.8         $ 477.7
                                                                             =======         =======

*Summarized from audited fiscal year 1999 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions except per share figures)

                                                                                         September 30,     December 31,
                                                                                              2000             1999
                                                                                        ---------------   -------------
                                                                                          (Unaudited)           *
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Accounts payable...............................................................   $ 55.9           $ 41.3
       Accrued liabilities............................................................     48.3             36.4
       Current portion of term loans..................................................     14.7             19.3
                                                                                         ------           ------

          Total current liabilities...................................................    118.9             97.0

Long-term debt:
       Revolving credit...............................................................     12.1              2.0
       Term loans.....................................................................     89.5            102.4
       Senior Subordinated Notes due 2007.............................................    175.0            175.0
       Senior Notes...................................................................     11.1             11.1
                                                                                         ------           ------
          Total long-term debt........................................................    287.7            290.5
Other long-term reserves..............................................................     57.3             56.8
                                                                                         ------           ------
          Total liabilities...........................................................    463.9            444.3

Common stock subject to redemption....................................................     25.5             25.6
Senior convertible preferred stock, $.01 par value per share; 10.0 shares
  authorized; 2.3 shares issued in 2000 and 1999......................................        -                -
Voting common stock, $.01 par value per share; 37.0 shares authorized,
   2.6 shares issued in 2000 and 2.5 shares issued in 1999............................        -                -
Capital in excess of par value........................................................      7.7              7.5
Receivable from Director for purchase of common stock.................................     (0.6)            (0.6)
Retained earnings.....................................................................     38.7             24.6
Accumulated other comprehensive loss:
       Foreign currency translation adjustment........................................    (16.7)            (8.9)
Treasury stock, at cost, 1.2 shares in 2000 and 1.0 in 1999...........................    (17.7)           (14.8)
                                                                                         ------           ------

          Total liabilities and stockholders' equity..................................   $500.8           $477.7
                                                                                         ======           ======

*Summarized from audited fiscal year 1999 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                    2000           1999
                                                                   ------          ------
                                                                       (Unaudited)
  Cash provided by operating activities....................        $ 25.4          $ 31.3

  Cash provided by (used in) investing activities:
     Capital expenditures..................................          (9.1)          (13.2)
     Acquisitions and related costs, net of cash acquired..         (13.5)           (1.4)
     Other.................................................           0.1             0.5
                                                                   ------          ------

          Net cash (used in) investing activities..........         (22.5)          (14.1)

  Cash provided by (used in) financing activities:
     Borrowings from revolving credit......................          69.5            56.8
     Repayments of revolving credit........................         (59.2)          (55.6)
     Repayment of long-term debt...........................         (15.2)           (6.4)
     Purchases of voting common stock......................          (2.7)           (2.1)
                                                                   ------          ------

          Net cash (used in) financing activities..........          (7.6)           (7.3)

  Effect of exchange rates on cash.........................          (0.3)            0.3
                                                                   ------          ------

  Net increase (decrease) in cash..........................          (5.0)           10.2
  Cash and cash equivalents at beginning of period.........          18.3            16.7
                                                                   ------          ------
  Cash and cash equivalents at end of period...............        $ 13.3          $ 26.9
                                                                   ======          ======


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of Koppers Industries, Inc. ("Koppers" or the "Company"). Those comments should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 1999 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(4) During the second quarter the Company purchased the remaining 50% of its Danish joint venture, Tarconord A/S, now known as Koppers Denmark A/S ("Koppers Europe"), for approximately $13 million in cash and the assumption of certain liabilities (the "Koppers Europe Acquisition"). The transaction, which is being accounted for as a purchase, will result in goodwill that will be amortized over a 20-year period. The initial allocation of purchase price is preliminary and may change as additional information becomes available. The Company's second quarter results include one month of consolidation and two months of equity income for Koppers Europe. Koppers Europe is a tar distillation operation comprised of four operating locations, one in Denmark and three in the United Kingdom, which generated approximately $90 million in sales in 1999.

(5) Other income reflects the monetization of energy tax credits related to the production of coke at the Company's facility in Monessen, Pennsylvania (the "Monessen Facility") (the "Monessen Transaction"). See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(6)  Environmental Indemnity and Guarantee

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

     In the event that Beazer East and Beazer Limited (which have been acquired by Hanson PLC) do not continue to fulfill their commitments under the Indemnity and the Guarantee, the Company may be required to pay costs covered by the Indemnity. The Company believes that for the last three years amounts paid by Beazer East under the Indemnity have averaged approximately $11 million per year. The requirement to pay such costs without reimbursement would have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. Furthermore, if the Company were required to record a liability with respect to matters covered by the Indemnity on its balance sheet, the result could be that the Company would have significant negative net worth.

     In addition, Beazer East may be defending certain toxic tort actions arising from the operation of assets prior to the inception of the Company which were acquired from Beazer East. These tort actions were not assumed by the Company under the Asset Purchase Agreement and, in any event, are within the scope of the Indemnity.

     The Company has been named in a toxic tort action, along with other defendants, arising from the operations at the wood treating facility in Green Spring, West Virginia ("Green Spring"). Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. As a result of previous lawsuits among CSX Transportation, Inc. ("CSX"), Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Green Spring. There can be no assurance that CSX will perform its obligations and if Koppers were required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

     The Company has also been named in a toxic tort action that arises from the operations at the wood treating facility in North Little Rock, Arkansas. Plaintiff allegations include various personal injury and property damage theories related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

(7)  Other Environmental Matters

     In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company supplemented its initial response. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. The Company has provided all requested information and appropriate technical information clarifying a number of issues leading to allegations of violation by the EPA. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of the civil violations related to the Clean Water Act. The Company has entered into negotiations with the EPA to further discuss the terms of the proposed settlement, and believes it has adequate reserves regarding this matter. However, there can be no assurance that any additional monetary penalty will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

     On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the facilities of Koppers Australia Pty. Limited ("Koppers Australia") have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. The Mayfield plant has notified the environmental authorities that it is a "contaminated site" under a Section 60 notification. The environmental authorities have responded to the Section 60 notification and because of the proactive stance by Koppers Australia to increase the groundwater monitoring over the next three to four years, the authorities are likely to accept Koppers Australia's recommended actions rather than impose their conditions. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

     In May 2000 the Company purchased the remaining 50% of Koppers Europe, which has one operating location in Denmark and three operating locations (plus one closed site which is being dismantled) in the United Kingdom. Although there are ongoing environmental compliance and legacy issues at each of these locations, there are currently no outstanding notices of violation or consent decrees regarding compliance or remediation issues. However, costs associated with compliance and remediation may be substantial and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(8)  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Months Ended     Nine Months Ended
                                                                                  September 30,         September 30,
                                                                              2000         1999       2000        1999
                                                                             -----        -----      ------      ------
                                                                               (In millions except earnings per share)
Numerators for basic and diluted earnings per share:
   Net income to common stockholders.....................................    $ 5.8        $11.1      $ 13.9      $ 19.5
Denominators:
 Weighted-average voting common stock....................................      1.4          1.4         1.4         1.5

Effect of dilutive securities:
 Senior convertible preferred stock......................................      2.3          2.3         2.3         2.3
 Employee stock options..................................................      0.1          0.1         0.2         0.1
                                                                             -----        -----      ------      ------
Dilutive potential common shares.........................................      2.4          2.4         2.5         2.4
Denominators for diluted earnings per share-  adjusted weighted-average
 shares and assumed conversions..........................................      3.8          3.8         3.9         3.9

  Basic earnings per share...............................................    $4.19        $7.95      $10.04      $13.26
  Diluted earnings per share.............................................    $1.51        $2.90      $ 3.62      $ 4.99



(9)  Comprehensive Income

                                                                              Three Months Ended    Nine Months Ended
                                                                                  September 30,        September 30,
                                                                              2000            1999     2000     1999
                                                                             -----           -----   ------   ------
                                                                                  (In millions)       (In millions)
Net income...............................................................    $ 5.8           $11.1   $ 13.9   $ 19.5
Other comprehensive income:
  Unrealized currency translation (loss).................................     (1.0)           (0.7)    (7.8)    (0.3)
                                                                             -----           -----   ------   ------

    Total comprehensive income...........................................    $ 4.8           $10.4   $  6.1   $ 19.2
                                                                             =====           =====   ======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                                Three Months Ended       Nine Months Ended
                                                                   September 30,           September 30,
                                                               2000             1999      2000      1999
                                                              ------           ------    ------    -------
                                                                             (Dollars in millions)
Net sales:
 Carbon Materials & Chemicals........................         $119.3           $ 96.2    $307.2    $266.2
 Railroad & Utility Products.........................           75.6             74.6     228.4     234.8
                                                              ------           ------    ------    ------
  Total..............................................         $194.9           $170.8    $535.6    $501.0

Percentage of net sales:
 Carbon Materials & Chemicals........................           61.2%            56.3%     57.4%     53.1%
 Railroad & Utility Products.........................           38.8%            43.7%     42.6%     46.9%
                                                              ------           ------    ------    ------
  Total..............................................          100.0%           100.0%    100.0%    100.0%

Gross margin (after depreciation and amortization):
 Carbon Materials & Chemicals........................           16.1%            16.7%     15.6%     13.6%
 Railroad & Utility Products.........................           10.5%            14.6%     10.0%     12.8%
 All Other...........................................           (0.1%)           (0.2%)    (0.2%)    (0.2%)
                                                              ------           ------    ------    ------
  Total..............................................           13.8%            15.5%     13.0%     13.0%

Operating profit:
 Carbon Materials & Chemicals........................         $ 11.5           $ 10.1    $ 28.7    $ 19.6
 Railroad & Utility Products.........................            4.3              7.0      11.9      19.6
 All Other...........................................           (0.2)            (0.4)     (1.3)     (1.2)
                                                              ------           ------    ------    ------
  Total..............................................         $ 15.6           $ 16.7    $ 39.3    $ 38.0

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999.

     Net Sales. Net sales for the three months ended September 30, 2000 were higher than the same period in 1999 primarily due to higher sales for Carbon Materials & Chemicals which increased primarily due to the Koppers Europe Acquisition. Net sales for Railroad & Utility Products increased slightly as higher sales volumes for railroad crossties offset lower prices for railroad crossties and lower volumes for utility poles. Inter-segment revenues were $6.2 million and $4.9 million for Carbon Materials & Chemicals for the quarters ended September 30, 2000 and 1999, respectively.

     Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased primarily as the result of lower gross margin for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals decreased due primarily to lower volumes and prices for furnace coke. Gross margin for Railroad & Utility Products decreased due primarily to lower prices for untreated and commercial railroad crossties.

     Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased slightly due to higher benefits and travel expenses.

     Equity in Earnings of Affiliates. Equity earnings decreased as a result of the consolidation of Koppers Europe.

     Other Income. Other income for 2000 reflects the monetization of energy tax credits related to the production of coke at the Monessen Facility. See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Interest Expense. Interest expense decreased slightly due to lower debt levels.

     Income Taxes. The Company's effective income tax rate increased significantly due to higher taxable income, which includes the effect of the monetization of energy tax credits at the Monessen Facility. See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999.

     Net Sales. Net sales for the nine months ended September 30, 2000 were higher than the same period in 1999 as lower sales for Railroad & Utility Products were more than offset by higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased due to a 27% increase in PAA prices and $33 million of sales from Koppers Europe. Net sales for Railroad & Utility Products decreased due to lower prices for railroad crossties and lower volumes for utility poles. Inter-segment revenues were $14.7 million and $13.3 million for Carbon Materials & Chemicals for the nine months ended September 30, 2000 and 1999, respectively.

     Gross Profit after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization remained the same, as higher gross margin for Carbon Materials & Chemicals offset lower gross margin for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased as a 27% increase in PAA prices more than offset the effects of lower prices for furnace coke and nonrecurring environmental expenses. Gross margin for Railroad & Utility Products decreased due to lower pricing for commercial crossties, asset write-downs in the utility pole business and nonrecurring environmental expenses.

     Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due to higher salaries, benefits and travel expenses.

     Equity in Earnings of Affiliates. Equity earnings increased as a result of higher earnings from Tarconord A/S prior to the Koppers Europe Acquisition in May 2000.

     Other Income. Other income for 2000 reflects the monetization of energy tax credits related to the production of coke at the Monessen Facility. See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Interest Expense. Interest expense decreased slightly due to lower overall debt levels and lower exchange rates for Koppers Australia.

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

     As of September 30, 2000 the Company had $13.3 million of cash and cash equivalents and $90.5 million of revolving credit availability for working capital purposes, subject to restrictions imposed under various debt covenants. As of September 30, 2000 $8.8 million of commitments were utilized by outstanding standby letters of credit.

     Net cash provided by operating activities decreased as utilization of deferred taxes in 2000 as a result of the Monessen Transaction partially offset lower net income and higher working capital requirements in 2000 as compared to the prior year period.

     Capital expenditures for the Company decreased as the result of decreases in planned capital expenditures as compared to the prior year.

     Net cash provided by financing activities increased due primarily to borrowings from the revolving credit facility to finance the Koppers Europe Acquisition.


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

     Other Environmental Matters

     In October 1996 the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information for a period of five years on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The Company responded to the information request and delivered the requested information to the EPA in November 1996. During the subsequent two-year period, the Company supplemented its initial response. In January 1999 the Company met with officials of the EPA to discuss the EPA's review of the information submitted by the Company and the EPA requested additional information from October 1996 to December 1998. The Company has provided all requested information and appropriate technical information clarifying a number of issues leading to allegations of violation by the EPA. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of the civil violations related to the Clean Water Act. The Company has entered into negotiations with the EPA to further discuss the terms of the proposed settlement, and believes it has adequate reserves regarding this matter. However, there can be no assurance that any additional monetary penalty will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

     The Company has been named in a toxic tort action, along with other defendants, arising from the operations at Green Spring. Plaintiff allegations include various personal injury and property damage theories related to plant operations from the mid-1940's through 1992. As a result of previous lawsuits among CSX, Beazer East and the Company, CSX has assumed Beazer East's obligations under the Indemnity in connection with Green Spring. There can be no assurance that CSX will perform its obligations and if Koppers were required to pay such costs, it could have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

     The Company has also been named in a toxic tort action that arises from the operations at the wood treating facility in North Little Rock, Arkansas. Plaintiff allegations include various personal injury and property damage theories related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters in this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

     On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the Koppers Australia facilities have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. The Mayfield plant has notified the environmental authorities that it is a "contaminated site" under a Section 60 notification. The environmental authorities have responded to the Section 60 notification and because of the proactive stance by Koppers Australia to increase the groundwater monitoring over the next three to four years, the authorities are likely to accept Koppers Australia's recommended actions rather than impose their conditions. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. Costs associated with these activities may be material and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

     In May 2000 the Company purchased the remaining 50% of Koppers Europe, which has one operating location in Denmark and three operating locations (plus one closed site which is being dismantled) in the United Kingdom. Although there are ongoing environmental compliance and legacy issues at each of these locations, there are currently no outstanding notices of violation or consent decrees regarding compliance or remediation issues. However, costs associated with compliance and remediation may be substantial and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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


                              KOPPERS INDUSTRIES, INC.
                                      (Registrant)


Date: November 3, 2000                        /s/ Donald E. Davis
                                              -------------------

                                              Donald E. Davis,
                                              Chief Financial Officer
                                              (Principal Financial Officer,
                                              Principal Accounting Officer)