Form 10-K
period 2000-12-31
KOPPERS INDUSTRIES INC
filed 2001-03-21
CIK 916075

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

For the fiscal year ended December 31, 2000

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

                               436 Seventh Avenue
                         Pittsburgh, Pennsylvania 15219
                                  412-227-2001
                   (Addresses of principal executive offices)
              (Registrant's telephone number, including area code)
                               ----------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Common Stock, par value $.01, outstanding at March 1, 2001 amounted to 1.3 million shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                                                                      Page
 ----                                                                      ----
                                     PART I
 1.   Business...........................................................    1
 2.   Properties.........................................................    9
 3.   Legal Proceedings..................................................   10
 4.   Submission of Matters to a Vote of Security Holders................   10

                                    PART II
 5.   Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................   10
 6.   Selected Financial Data............................................   11
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   12
 7a.  Market Risk........................................................   18
 8.   Financial Statements and Supplementary Data........................   19
 9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................   19

                                    PART III
 10.  Directors and Executive Officers of the Registrant.................   20
 11.  Executive Compensation.............................................   23
 12.  Security Ownership of Certain Beneficial Owners and Management.....   26
 13.  Certain Relationships and Related Transactions.....................   27

                                    PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   28

                                   SIGNATURES
      Signatures.........................................................   54

                                     PART I

ITEM 1. Business

General

   Koppers Industries, Inc. (the "Company" or "Koppers") is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the railroad, aluminum, chemical, utility and steel industries. The "Koppers" name has been associated with the carbon compounds and wood treating businesses for over 70 years, and the Company has a leading position in most of its markets. Including the May 2000 acquisition of the remaining 50% of Tarconord A/S ("Tarconord", known as "Koppers Europe" subsequent to the acquisition) the Company operates 39 facilities with locations in the United States, the South Pacific (primarily Australia and New Zealand), Europe and South Africa. In 2001 the Company also anticipates the startup of an operating facility in China through its 60%-owned joint venture (See "Carbon Materials & Chemicals-Business"). The Company also maintains an indirect ownership interest in an additional facility in the United States through its domestic joint venture KSA (as defined herein). The Company recorded net sales and net income of $723.5 million and $14.7 million, respectively, for the twelve months ended December 31, 2000. For the same period, the Company's business segments, Carbon Materials & Chemicals and Railroad & Utility Products, accounted for 58.2% and 41.8% of net sales, respectively.

   The Company's Carbon Materials & Chemicals division is a supplier of a) carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes; b) phthalic anhydride ("PAA"), used in the manufacture of plasticizers, resins, paints and dye making; c) creosote and chemicals used in the protection of timber against termites, fungal decay and weathering; d) carbon black (and carbon black feedstock), used in the production of rubber tires; and e) furnace coke, used in the manufacture of steel.

   The Company's Railroad & Utility Products division a) provides various products and services to railroads, including crossties (both wood and concrete), track and switch pre-assemblies, and disposal services; b) supplies treated wood poles to electric and telephone utilities; and c) provides products to, and performs various wood treating services for, vineyards, construction and other commercial applications.

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

   Under the purchase agreement executed at the Acquisition (the "Asset Purchase Agreement"), Beazer East assumed the responsibility for and indemnified the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC signed an agreement under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

 Carbon Materials & Chemicals

   The Company's Carbon Materials & Chemicals division manufactures five principal products: a) carbon pitch, used in the production of aluminum and steel; b) PAA, used in the production of plasticizers and polyester resins; c) creosote, used in the treatment of wood; d) carbon black (and carbon black feedstock), used in the manufacture of rubber tires, and e) furnace coke, used in steel production. Carbon pitch, PAA, creosote and carbon black are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals division's profitability is impacted by its cost to purchase coal tar in relation to its prices realized for carbon pitch, PAA, creosote and carbon black. The Company has four tar distillation facilities in the United States, one in Australia, one in Denmark and two in the United Kingdom, strategically located to provide access to coal tar and to facilitate better service to its customers with a consistent supply of high-quality products. For 2000, sales of carbon pitch, PAA, creosote, carbon black (including carbon black feedstock) and coke accounted for approximately 37%, 14%, 9%, 9% and 9% of the Carbon Materials & Chemicals division's net sales, respectively.

   The Company believes it has a strategic advantage over its competitors based on its ability to access coal tar from many global suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. The Company's eight coal tar distillation facilities and one carbon pitch importing terminal (located in the northwest United States) give it the ability to offer customers multiple sourcing and a consistent supply of high quality products. In anticipation of potential reductions of United States coke capacity, the Company has secured coal tar supply through long-term contracts and acquisitions.

   Coal tar distillation involves the conversion of coal tar, a by-product of the transformation of coal into coke, into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%). The most critical element in producing high quality tar products is the ability to obtain and blend multiple coal tars, with various specifications, from several sources in order to achieve the consistent properties desired by the customer.

   Over 75% of Koppers' carbon pitch is sold to the aluminum industry under long-term contracts ranging from two to seven years. Demand for carbon pitch generally has fluctuated with United States production of primary aluminum. However, an excess supply of carbon pitch in Europe during the past two years has resulted in pricing pressures in domestic markets. This situation has negatively impacted the Company's domestic carbon pitch business in 2000, and continued pricing pressures are anticipated in 2001. Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products. The commercial carbon industry, the second largest user of carbon pitch, uses carbon pitch to produce electrodes and other specialty carbon products for the steel industry. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. However, in 2000 the Company's largest carbon pitch customer, Alcoa, Inc. ("Alcoa") announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. Although management does not believe that this alternative technology will be developed and used widely within the next five years, the potential development and implementation of a substitute product could seriously impair the Company's ability to profitably market carbon pitch and related co-products.

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

   Approximately 38% of Koppers' creosote production is sold to the Railroad & Utility Products division, which purchases all of its creosote from the Carbon Materials & Chemicals division. Koppers is the only competitor in this market that is integrated in this fashion. The remainder of its creosote is sold to railroads or to other wood treaters. The Company's principal competitor in the creosote market is KMG Bernuth, Inc.

   Carbon black is manufactured in Australia at a carbon black facility using both petroleum oil and coal tar based feedstocks, which are subjected to heat and rapid cooling within a reactor. Additionally, tar based carbon black feedstock is manufactured as a co-product of the tar distillation process and can be produced at the Company's four domestic, one Australian and three European tar distillation facilities. The tar distillation plant in Australia is a major raw material supplier of coal tar based feedstock for the Company's carbon black business. Carbon black is a raw material in the manufacture of rubber tires.

   Chemical oils resulting from the distillation of coal tars are further refined by the Company into naphthalene, which is the primary feedstock used by the Company for the production of PAA. The primary markets for PAA are in the production of plasticizers, polyester resins and alkyd resins.

   On a worldwide basis, naphthalene and orthoxylene, a petroleum derivative, can both be used in the manufacturing of PAA and are considered to be interchangeable. In the United States, however, the Company is the only PAA producer capable of utilizing both orthoxylene and naphthalene in its manufacturing process, with naphthalene being a generally lower cost feedstock. Koppers' price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to Koppers' cost to produce naphthalene; however, due to excess supplies of PAA during 2000, margins did not increase proportionally despite high levels for orthoxylene prices. Management does not expect market conditions for PAA to improve in 2001. Koppers' cost to produce naphthalene and PAA is primarily driven by its cost to procure coal tar, which has historically remained stable. The other four principal PAA producers, Exxon Chemical Company, Sunoco, Inc. (formerly Aristech Chemical Corporation), BASF Corporation and Stepan Company, can use only orthoxylene in the production of PAA.

   Furnace coke is a carbon and fuel source required in the manufacture of steel. Coal, the primary raw material, is carbonized in oxygen-free ovens to obtain the finished product. Coke manufacturers are either an integrated part of a steel company or, as in the case of the Company, operate independently and are known as "merchant producers."

   The Company's coke business consists of a coke facility located in Monessen, Pennsylvania (the "Monessen Facility"), which produces furnace coke. The plant consists of two batteries with a total of 56 ovens and has a total capacity of approximately 350,000 tons of furnace coke per year. All of the ovens were rebuilt in 1980 and 1981, which, together with recent improvements, makes the Monessen Facility one of the most modern coking facilities in the United States.

   The Monessen Facility qualifies for a tax credit based on its production of coke as a non-conventional fuel and the sale thereof to unrelated third parties. The tax credit generated per ton of coke is tied to a per-barrel of oil equivalent determined on a British Thermal Unit ("BTU") basis and adjusted annually for inflation. The approximate value of this tax credit per ton of coke is $27. In December 1999 the Company entered into an agreement with a third party which resulted in substantially all tax credits generated as a result of the production and sale of coke at the Monessen Facility being transferred to the third party (the "Monessen Transaction"). In 2000 and 1999 the Company earned $8.6 million and $0.8 million, respectively, for the transfer of tax credits. Under current tax legislation, the tax credits expire in 2002. Credits utilized for current and deferred tax benefits for the years ended December 31, 2000, 1999 and 1998 were approximately $0.1 million, $10.2 million and $9.5 million, respectively.

   Currently, LTV Steel Company, Inc. ("LTV") is the only customer for the Company's furnace coke, with a contract to take 100% of the Company's coke production in 2001. LTV sought protection under Chapter 11 of the Bankruptcy Code in December 2000, resulting in a charge to bad debt expense for the Company for outstanding accounts receivable. The Company is currently selling its coke production to LTV during LTV's Chapter 11 reorganization; if LTV or certain of its production facilities were to cease operations, the Company may have difficulty selling its coke without incurring significant margin reductions. Additionally, if the Company becomes unable to sell its coke, it would not receive cash for the energy tax credits. Pricing for furnace coke has declined significantly over the past several years as a result of excess supply due to higher levels of imported coke.

   The Company also has a timber preservation chemicals business that operates throughout Australia, Southeast Asia, Japan and South Africa. Timber preservation chemicals are used to impart durability to timber products used in building/construction, agricultural and heavy-duty industrial markets. The most commonly used chemicals are creosote, copper chrome arsenates ("CCA"), copper co-biocides, sapstain control products and light organic solvent preservatives ("LOSP").

   Roofing pitch and refined tars are produced in smaller quantities and are sold into the commercial roofing and pavement sealer markets, respectively.

   The Carbon Materials & Chemicals division's ten largest customers represented approximately 40% of the division's net sales for 2000. The Company's primary global competitor in the production of carbon pitch is VFT Inc., headquartered in Germany.

   Coal tar is purchased from a number of outside sources as well as from the Monessen Facility. Primary suppliers are Bethlehem Steel Corporation, LTV, USX Corporation ("USX"), China Steel Chemical Corporation, The Broken Hill Proprietary Co. Limited, Corus and Wheeling-Pittsburgh Steel Corporation.

   Because of the Clean Air Act Amendments and other environmental laws, future coal tar availability from both domestic and foreign coke production is expected to decline. Management believes that the Company's ability to source coal tar and carbon pitch from overseas markets through its foreign operations, as well as its research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

   During 2000 the Company purchased the remaining 50% of Tarconord from the Company's joint venture partner (Tarconord is now known as "Koppers Europe"), for a cash price of approximately $13 million and the assumption of certain liabilities (the "Koppers Europe Acquisition"). Koppers Europe is a tar distillation operation comprised of four operating locations, one in Denmark and three in the United Kingdom, which generated approximately $90 million in sales in 2000 including $56.5 million subsequent to the acquisition and included in 2000 consolidated sales of the Company. Koppers Europe produces products similar to the Company's other Carbon Materials & Chemicals operations, with the primary product being carbon pitch. Additionally, in 1999 the Company entered into a joint venture agreement with Tangshan Iron & Steel Co. and Jingtang Port Authority to rehabilitate and operate a tar distillation facility in China. The joint venture, Koppers (China) Carbon and Chemical Co., Limited ("Koppers China") is 60% owned by the Company and is expected to begin production of coal tar products in 2001. After contributions of cash, engineering services and acquisition costs totaling $7.4 million as of December 31, 2000 the estimated remaining cash outlays for the Company in 2001 are approximately $3.1 million. The joint venture agreement also includes a tar supply contract.

 Railroad & Utility Products

   The Company markets treated wood products to the railroad and public utility markets, primarily in the United States and Australia. The Railroad & Utility Products division's profitability is influenced by the demand for railroad products and services by Class 1 railroads, demand for transmission and distribution poles by electric and telephone utilities and its cost to procure wood. Historically, sales of railroad products and services have represented approximately three-fourths of the Railroad & Utility Products division's net sales. Railroad products include items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and pilings used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products division operates 20 wood treating plants, one specialty trackwork facility, one co-generation facility and pole distribution yards located throughout the United States and Australasia. The Company's network of plants is strategically located near timber supplies to enable it to access raw materials and service customers effectively. In addition, Koppers' crosstie treating plants abut railroad customers' track lines, and its pole distribution yards are located near Koppers' utility customers in the northeast and midwest regions of the United States.

   The Railroad & Utility Products business supplies treated crossties and other products and services to the railroad industry. The Railroad & Utility Products division's largest customer base is the Class 1 railroad market, which buys 70% of all crossties produced in the United States. Koppers has also been expanding key relationships with the approximately 500 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 15 million replacement crossties purchased per year. United States Class 1 railroads (defined as railroads with operating revenues in excess of $250 million) maintain approximately 170,000 miles of track, estimated to contain approximately 500 million crossties. The Company currently has contracts with four of the five United States Class 1 railroads and has enjoyed long-standing relationships, some of more than 50 years, with this important customer base. These relationships, coupled with a growing interest on the part of railroads to outsource non-core activities and consolidate their supplier base, have enabled the Company to position itself for growth by offering certain products and services to railroads at a cost lower than the railroads' internal cost. Such new services include assembling track sections and affixing fastening devices at the treating plant rather than field locations; fabricating specialty track items such as turnouts; and disposing of discarded ties in an environmentally safe manner in high temperature boilers. In 2000, approximately 11% of Railroad & Utility Products' net sales were derived from these types of services to railroads. The Company intends to capitalize on its relationships with railroads by expanding its current service offerings, including track panels, specialty track components and railroad tie disposal.

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

   Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 62% of a finished crosstie's cost, fluctuate with the demand from competing hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Normally, raw material price fluctuations are passed through to the customer according to the terms of the applicable contract. Weather conditions can be a factor in the supply of raw material, as unusually wet conditions may make it difficult to harvest timber.

   In the United States, hardwood lumber is procured by the division from hundreds of small sawmills throughout the northeastern, midwestern, and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of the division's twelve crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of Koppers' Carbon Materials & Chemicals division.

   The Company's top 10 Railroad & Utility Products accounts comprised approximately 63% of Railroad & Utility Products' net sales for 2000 and are serviced through long-term contracts ranging from one to seven years on a requirements basis. Koppers' sales to the railroad industry are coordinated through its office in Pittsburgh, Pennsylvania. The Company's principal competitor in the railroad products market is Kerr-McGee Chemical Corp.

   The Company believes that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete crossties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, the Company acquired a 50% partnership interest in KSA Limited Partnership ("KSA"), a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 2000, an estimated one million concrete crossties, or 7% of total tie insertions, were installed by Class 1 railroads. The Company believes that concrete crossties will continue to command approximately this level of market share. KSA produced approximately 170,000 concrete crossties in 2000, or 17% of the United States estimated concrete tie market. While the cost of material and installation of a concrete crosstie is much higher than that of a wood tie, the average life of wood and concrete crossties are similar, although concrete generally performs better in high weight bearing, high traffic areas and is attractive to railroads for these purposes.

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

   The market for utility pole products is characterized by a large number of small, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically with over 300 investor-owned electric and telephone utilities and 1,800 smaller municipal utilities and Rural Electric Associations ("REAs"). Approximately 2.4 million poles are purchased annually in the United States, with a smaller market in Australia. In recent years the Company has seen its utility pole volumes decrease due to industry deregulation and its impact on maintenance programs. The Company expects demand for utility poles to remain at lower levels. In Australia, the Company markets its products primarily to the utility, agricultural, landscape and vineyard markets.

   Pole products account for approximately one-fourth of Railroad & Utility Products' net sales. Principal competitors in the utility products market are McFarland Cascade, North Pacific Lumber and Atlantic Wood Industries Inc. There are few barriers to entry in the utility products market, which consists of regional wood treating companies operating small to medium size plants and serving local markets.

   Due to deteriorating market conditions resulting in increasing operating losses over the past several years, in February 2001 the Company's Board of Directors approved the closure of the utility pole facility located in Feather River, California in March 2001. This is expected to result in a charge of $3.5 million in the first quarter of 2001. Completion of the closure is expected by year-end 2001, with additional estimated charges of $1.1 million in operating losses.

Equity Investments and Related Parties

 Domestic Joint Venture: KSA

   KSA, located in Portsmouth, Ohio, produces concrete crossties, a complementary product to the Company's treated wood crosstie business.

   Other interests are held by Sherman International Corp. (24%), Abetong America, Inc. (24%) and Sherman Abetong, Inc. (2%). KSA was formed to construct, own and operate a concrete railroad crosstie manufacturing facility located in Portsmouth, Ohio. KSA entered into a contract with its major customer in 2000 to supply a minimum of 450,000 concrete ties over a period of five years. KSA also provides concrete turnouts, used in rail traffic switching, and used crosstie rehabilitation.

Research and Development

   As of December 31, 2000, the Company had eleven full-time employees engaged in research and development and technical service activities. The Company's research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote. The Company believes the research and technical efforts provided in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 2000, 1999 and 1998 were $2.5 million, $2.1 million and $2.3 million, respectively.

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

Environmental Matters

   The Company's operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emissions of substances into the air, as well as various health and safety matters (collectively, "Environmental Laws"). In the United States, the Clean Air Act and Clean Water Act, each as amended, impose stringent standards on air emissions and water discharges, respectively. Under the Resource Conservation and Recovery Act, as amended ("RCRA"), a facility that treats, stores or disposes of hazardous waste on-site may be liable for corrective action costs, and a facility that holds a RCRA permit may have to incur costs relating to the closure of certain "hazardous" or "solid" waste management units. Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and similar state laws, an owner or operator of property at which releases of hazardous substances have occurred may be liable for investigation and remediation of any resulting contamination and related natural resource damages. In addition, under CERCLA, the generator of hazardous substances may be strictly, and jointly and severally, liable for any required investigation or remediation at third-party sites. Environmental Laws are subject to frequent amendment and have historically become more stringent. Failure to comply with Environmental Laws can result in significant civil penalties, criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with alleged violations of or liability under Environmental Laws.

   For the last three years, the Company's annual capital expenditures for environmental matters averaged approximately $4.5 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $9.7 million. The Company currently estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $5.4 million for 2001. The Company's experience with environmental matters leads it to believe that it will have continuing significant expenditures associated with compliance with Environmental Laws and, to the extent not covered by insurance or available recoveries under third party indemnification arrangements, for present and future remediation efforts at waste and plant sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations---Environmental Matters".

Employees and Employee Relations

   As of January 31, 2001, the Company employed 725 salaried employees and 1,430 hourly employees. Listed below is a breakdown of employees by business segment, including administration.

                                                                    Non-
Division                                                 Salaried Salaried Total
--------                                                 -------- -------- -----
Carbon Materials & Chemicals............................   324       700   1,024
Railroad & Utility Products.............................   301       730   1,031
Administration..........................................   100       --      100
                                                           ---     -----   -----
  Total Employees.......................................   725     1,430   2,155

   Of the Company's employees, approximately 56% are represented by 25 different unions and covered under numerous labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with more than 300 employees. Another significant affiliation is the Paper, Allied-Industrial, Chemical & Energy Workers' International Union, with more than 250 employees at four facilities. Labor contracts expiring in 2001 represent approximately 12% of total employees.

ITEM 2. Properties

   The principal fixed assets of the Company consist of its production, treatment, and storage facilities and its transportation and plant vehicles. Its production facilities consist of 18 Carbon Materials & Chemicals facilities and 21 Railroad & Utility Products facilities. See "Business--Carbon Materials & Chemicals," and "Business --Railroad & Utility Products". As of December 31, 2000 vehicles, machinery and equipment represented approximately 35% of the Company's total assets, as reflected in its consolidated balance sheet. The following chart sets forth information regarding the Company's facilities:

Segment/Primary Product                                                  Description of
Line                                   Location               Acreage   Property Interest
-----------------------                --------               -------   -----------------
Carbon Materials &
 Chemicals
Wood Preservation
 Chemicals               Auckland, New Zealand                  1.3          Leased
Carbon Pitch             Clairton, Pennsylvania                  17           Owned
Carbon Pitch, Creosote,
 Naphthalene             Clarence, England                      120           Owned
Wood Preservation
 Chemicals               Fiji                                    .7           Owned
Carbon Pitch             Follansbee, West Virginia               32           Owned
Carbon Black             Kurnell, New South Wales, Australia     20          Leased
Carbon Pitch             Mayfield, New South Wales, Australia    26           Owned
Furnace Coke             Monessen, Pennsylvania                  45           Owned
Carbon Pitch             Nyborg, Denmark                         36    26 Owned, 10 Leased
Wood Preservation
 Chemicals               Penang, Malaysia                         3          Leased
Carbon Pitch             Portland, Oregon                         6          Leased
Carbon Pitch             Portland, Victoria, Australia          1.1          Leased
Carbon Pitch             Scunthorpe, England                     27           Owned
Wood Preservation
 Chemicals               Port Shepstone, South Africa            .3          Leased
Carbon Pitch, PAA        Stickney, Illinois                      38           Owned
PAA                      Totten, England                          1           Owned
Wood Preservation
 Chemicals               Trentham, Victoria, Australia           24           Owned
Carbon Pitch             Woodward, Alabama                       23           Owned
Railroad & Utility
 Products
Prefabricated Rail
 Sections                Alorton, Illinois                     12.2   6.6 Leased, 5.6 Owned
Utility Poles, Railroad
 Crossties               Bunbury, Western Australia              26           Owned
Utility Poles, Railroad
 Crossties               Denver, Colorado                        64           Owned
Utility Poles, Railroad
 Crossties               Florence, South Carolina               200           Owned
Utility Poles            Gainesville, Florida                    86           Owned
Railroad Crossties       Galesburg, Illinois                    125          Leased
Utility Poles            Grafton, New South Wales, Australia    100           Owned
Railroad Crossties       Green Spring, West Virginia             98           Owned
Utility Poles, Railroad
 Crossties               Grenada, Mississippi                   154           Owned
Railroad Crossties       Guthrie, Kentucky                      122           Owned
Pine Products            Hume, Australia Capital Territory        5       99 Year Lease
Utility Poles            Logansport, Louisiana                   30           Owned
Utility Poles            Longford, Tasmania                    16.5           Owned
Railroad Crossties       Montgomery, Alabama                     84           Owned
Railroad Crossties       N. Little Rock, Arkansas               148           Owned
Railroad Crossties       Roanoke, Virginia                       91           Owned
Railroad Crossties       Somerville, Texas                      244           Owned
Railroad Crossties       Superior, Wisconsin                    120           Owned
Railroad Crossties       Susquehanna, Pennsylvania              109           Owned
Pine Products            Takura, Queensland, Australia           75           Owned
Utility Poles            Thornton, New South Wales, Australia    15           Owned

   The Company's corporate offices are located in approximately 57,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania. The office space is leased from Koppers Building Holdings, Inc. (not affiliated with the Company) with the lease term expiring on December 31, 2010.

ITEM 3. Legal Proceedings

   The Company is involved in various proceedings relating to environmental laws and regulations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

   The Company is involved in various other proceedings incidental to the ordinary conduct of its business. The Company believes that none of these other proceedings will have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a shareholder vote during the fourth quarter of 2000.

                                    PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Currently, there is no established public trading market for the Company's common stock. At March 1, 2001 the Company had 1.3 million shares of common stock outstanding. Of the total, 1.0 million shares of common stock were owned by approximately 200 current and former employees and Directors of the Company (the "Management Investors"), with the remainder owned by the Company's Employee Savings Plan. The terms and conditions of ownership, including voting rights and dividends, are governed by the Restated Articles of Incorporation of the Company and the stockholders' agreement by and among the Company, Saratoga Partners III, L.P. ("Saratoga"), and the Management Investors, dated as of December 1, 1997 (as amended, the "Stockholders' Agreement"). See "Directors and Executive Officers of the Registrant---Stockholders' Agreement."

   Each share of common stock has an equal and ratable right to receive dividends to be paid from the Company's assets legally available therefore when, as, and if declared by the Board of Directors. The declaration and payment of dividends on the common stock are subject to the Company's credit and loan agreements, are subject to the provisions of the indenture which governs the Company's 9 7/8% Senior Subordinated Notes due 2007 (the "Subordinated Notes"), are subject to the supermajority vote requirements of the Stockholders' Agreement, and are subject to the provisions of any series of preferred stock, including the senior convertible preferred stock ("preferred stock") held by Saratoga which may at the time be outstanding.

ITEM 6. Selected Financial Data

                                            Years Ended December 31,
                                     -----------------------------------------
                                       2000    1999    1998     1997     1996
                                     ------- ------- -------  -------  -------
                                       (In millions, except share figures)
Income Statement Data:
Net sales........................... $ 723.5 $ 664.1 $ 670.6  $ 593.1  $ 588.5
  Cost of sales.....................   598.8   548.9   553.5    501.4    496.1
  Depreciation and amortization.....    30.0    27.1    30.6     23.5     21.8
  Selling, general and
   administrative...................    45.4    37.4    39.9     28.1     27.5
  Restructuring charges (1).........     --      --     (1.0)    45.4     15.5
                                     ------- ------- -------  -------  -------
Operating profit (loss).............    49.3    50.7    47.6     (5.3)    27.6
Equity in earnings of affiliates....     2.2     1.7     2.4      5.3      9.6
Other income (expense) (2)..........     8.6     0.8     --      (1.4)   (12.6)
Interest expense....................    28.0    28.1    29.7     17.3     16.6
                                     ------- ------- -------  -------  -------
Income (loss) before income tax
 provision (benefit), minority
 interest and extraordinary item....    32.1    25.1    20.3    (18.7)     8.0
Income tax provision (benefit) (3)..    16.6     0.2    (0.3)   (19.7)    (6.1)
Minority interest...................     0.8     0.7     0.5      --       --
                                     ------- ------- -------  -------  -------
Income before extraordinary item.... $  14.7 $  24.2 $  20.1  $   1.0  $  14.1
                                     ------- ------- -------  -------  -------
Net income (loss) (4)............... $  14.7 $  24.2 $  20.1  $  (5.7) $  14.1
                                     ------- ------- -------  -------  -------
Earnings per share before
 extraordinary item:
  Basic earnings per share.......... $ 10.64 $ 16.70 $ 12.64  $  0.17  $  1.54
                                     ------- ------- -------  -------  -------
  Diluted earnings per share........ $  3.83 $  6.23 $  4.85  $  0.12  $  1.47
                                     ------- ------- -------  -------  -------
Earnings (loss) per share:
Basic earnings (loss) per share..... $ 10.64 $ 16.70 $ 12.64  $ (0.92) $  1.54
                                     ------- ------- -------  -------  -------
Diluted earnings (loss) per share... $  3.83 $  6.23 $  4.85  $ (0.65) $  1.47
                                     ------- ------- -------  -------  -------

Balance Sheet Data (end of period):
Working capital..................... $ 107.4 $  97.3 $ 104.9  $ 109.2  $  77.7
Total assets........................   483.9   477.7   477.6    500.2    411.2
Total debt (5)......................   291.5   309.8   332.7    320.7    209.9
Common stock subject to redemption
 (6)................................    30.9    25.6    21.1     26.4     24.0
Common equity.......................     3.7     7.8    (8.6)   (14.6)    54.1

Other Data:
Cash dividends per common share..... $   --  $   --  $   --   $  0.26  $  0.34
Capital expenditures................    14.8    22.5    20.2     19.8     21.7
Acquisitions and related capital
 expenditures.......................    15.3     1.7     2.6     34.1     39.5

--------
(1) The 1997 charges were comprised of $39.9 million related to the closure of the Company's coke facility in Woodward, Alabama in January 1998 ("Woodward Coke") and $5.5 million related to the Feather River, California cogeneration and wood treating facilities. In 1998, approximately $1.0 million of plant closing reserves were credited to income as the result of a negotiated reduction in a contractual penalty obligation related to the Feather River, California cogeneration facility. The 1996 charges included $7.4 million primarily related to the closing of the Company's tar distillation facility located in Houston, Texas, $5.4 million of charges related to capacity rationalization at Woodward Coke, and $2.6 million of severance charges for salaried employees as a result of workforce reductions at various locations.

(2) Other income for 2000 and 1999 consists of proceeds from the monetization of tax credits from the Monessen Facility based on coke production. See
    Note 6 of the Notes to Consolidated Financial Statements of the Company. Other expense for 1997 is for the write-off of expenses related to an Initial Public Offering, which was withdrawn in 1997. Other expense for 1996 consists of a $10.1 million charge related to a settlement for a legal judgment rendered against the Company in connection with product liability claims from the Company's roofing business for years prior to the formation of the Company in 1988, and a $2.5 million legal settlement related to environmental issues.

(3) In December 1999 the Company entered into an agreement with a third party to transfer substantially all of the energy tax credits from the Monessen Facility for cash. See Note 6 of the Notes to Consolidated Financial Statements of the Company.

(4) Net income for 1997 includes extraordinary loss on early extinguishment of debt of $6.7 million.

(5) The Company sold $175.0 million of Subordinated Notes on December 1, 1997 in a private placement and established with UBS Warburg and Mellon Bank, N.A. a total of $135.0 million of senior term loan facilities and a $140.0 million senior revolving credit facility ($40.0 million and $20.0 million of which was reserved for use in connection with a term loan and a revolving credit facility, respectively, of Koppers Australia). See Note 3 of the Notes to Consolidated Financial Statements of the Company.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                    Years Ended December
                                                            31,
                                                    ------------------------
                                                     2000     1999     1998
                                                    ------   ------   ------
Net sales (In millions):
  Carbon Materials & Chemicals..................... $421.3   $356.2   $346.7
  Railroad & Utility Products......................  302.2    307.7    320.7
  All Other........................................    --       0.2      3.2
                                                    ------   ------   ------
    Total.......................................... $723.5   $664.1   $670.6
                                                    ======   ======   ======
Segment sales as percent of total net sales:
  Carbon Materials & Chemicals.....................   58.2%    53.6%    51.7%
  Railroad & Utility Products......................   41.8%    46.4%    47.8%
  All Other........................................    0.0%     0.0%     0.5%
                                                    ------   ------   ------
    Total..........................................  100.0%   100.0%   100.0%
Gross margin by segment (after depreciation and
 amortization):
  Carbon Materials & Chemicals.....................   15.8%    14.1%    14.5%
  Railroad & Utility Products......................    9.6%    12.6%    11.3%
  All Other........................................   (0.1)%   (0.1)%   (0.3)%
                                                    ------   ------   ------
    Total..........................................   13.1%    13.3%    12.6%
Operating margin by segment:
  Carbon Materials & Chemicals.....................    8.6%     8.0%     7.9%
  Railroad & Utility Products......................    4.6%     7.8%     7.0%
  All Other........................................   (0.1)%   (0.3)%   (0.3)%
                                                    ------   ------   ------
    Total..........................................    6.8%     7.6%     7.1%

   Comparison of Results of Operations for the Years Ended December 31, 2000 and 1999.

   Net Sales. Net sales for the year ended December 31, 2000 were higher than the same period in 1999 due primarily to $56.5 million of sales as a result of the Koppers Europe Acquisition. Eliminating the effect of the Koppers Europe Acquisition, net sales for Carbon Materials & Chemicals increased compared to the prior year period due to an increase in sales for PAA as a result of higher pricing, which more than offset lower carbon pitch volumes and lower pricing for furnace coke. Net sales for Railroad & Utility Products decreased compared to the prior year due to reductions in sales volumes for utility poles and reductions in pricing for railroad crossties.

   Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased slightly as higher margins for Carbon Materials & Chemicals were offset by lower margins for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased primarily as a result of higher PAA prices. Gross margin for Railroad & Utility Products decreased due primarily to lower prices for railroad crossties.

   Depreciation and Amortization. Depreciation and amortization for 2000 increased compared to the prior year due to the Koppers Europe Acquisition.

   Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales increased primarily as a result of an increase in bad debt expense.

   Equity in Earnings of Affiliates. Equity earnings for 2000 were higher than the prior year due primarily to an increase in earnings for Tarconord prior to the Koppers Europe Acquisition.

   Income Taxes. The Company's effective income tax rate for the year ended December 31, 2000 increased due primarily to the reduction in available tax credits as a result of the Monessen Transaction. The reduction from statutory rates for 1999 was due primarily to tax credits related to the Monessen Facility.

   Net Income. Net income for 2000 compared to the same period last year decreased due primarily to higher income tax expense as a result of the Monessen Transaction.

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

   Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization increased due to higher margins for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals decreased primarily as a result of a 4.3% reduction in furnace coke prices as compared to the prior year period. Gross margin for Railroad & Utility Products increased due to higher volumes and prices for crosstie sales to commercial markets coupled with higher prices for utility poles.

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

Liquidity and Capital Resources

   The Company's liquidity needs are primarily for debt service, capital maintenance and acquisitions. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

   As of December 31, 2000 the Company had $66.8 million of revolving credit availability for working capital purposes, subject to restrictions imposed under various covenants related to the Company's debt agreements. As of December 31, 2000, $10.6 million of commitments were utilized by outstanding standby letters of credit.

   Substantially all of the Company's assets, including the assets of significant subsidiaries other than the Danish operations of Koppers Europe, are pledged as collateral for the Company's credit facilities. The credit facilities contain certain covenants, which limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

   Cash provided by operating activities decreased due to lower earnings in 2000 and an increase in working capital requirements of approximately $21 million as compared to the prior year. Cash provided by operating activities in 1999 increased due to higher earnings and lower outlays related to restructuring charges as compared to the prior year. Additionally, approximately $6 million of compensation payments were made in 1998 as a result of the acquisition of Koppers Australia in December 1997.

   Capital expenditures for the Company decreased due primarily to the completion of certain large projects and the Company's use of cash for acquisitions and debt repayment. The Koppers Europe Acquisition was financed primarily by cash from operations.

   For fiscal year 2001 the Company anticipates capital expenditures of $17.4 million excluding acquisitions. This amount includes environmental capital expenditures of approximately $5.4 million, with the remainder for capital maintenance and improvements. The Company expects to finance 2001 capital expenditures primarily through cash flow generated from operations. The Company's projection of 2001 capital expenditures is based on a continuation of the Company's program to maintain and modernize existing manufacturing capacity and to comply with existing environmental regulations. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or changes in environmental requirements, or lower in the event of inadequate cash flow from operations.

   Cash used for financing activities in 2000 was due primarily to term debt repayments of $24.0 million, $9.2 million of which was unscheduled prepayment. Cash used for financing activities in 1999 was due primarily to net term debt repayments of $23.1 million, $15.6 million of which was unscheduled prepayment. Cash used in 1998 was due primarily to $15.0 million of borrowings used to provide for $20.8 million of purchases of common stock.

   Plant Closure. In February 2001 the Company's Board of Directors approved the closure of the utility pole facility located in Feather River, California in March 2001. This is expected to result in a charge of $3.5 million in the first quarter of 2001. Completion of the closure is expected by year-end 2001, with additional estimated charges of $1.1 million in operating losses. Substantially all of the charges will be cash charges.

   Stock Redemptions. In 2001, anticipated stock redemptions for retirees total $2.4 million.

   Impact of Deferred Taxes. Energy tax credits from the Monessen Facility provided tax benefits to Koppers of approximately $0.1 million, $10.2 million and $9.5 million in 2000, 1999 and 1998, respectively. The Company has entered into the Monessen Transaction to monetize substantially all of these tax credits. Based on the Company's earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on the Consolidated Balance Sheet at December 31, 2000 are realizable.

   Foreign Operations and Foreign Currency Transactions. The Company is subject to foreign currency translation fluctuations due to its foreign operations, the most significant of which is Koppers Australia. During 2000, the Company completed the Koppers Europe Acquisition, which has operations in Denmark and the United Kingdom. Exchange rate fluctuations in 2000 and 1999 resulted in charges to comprehensive income of $11.2 million and $1.1 million, respectively.

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

Impact of Recently Issued Accounting Standards

   Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001; the impact of the adoption of this statement was not material.

Environmental Matters

   The Company is subject to federal, state and local laws and regulations and potential liabilities relating to, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third-party claims for cleanup or for injuries resulting from contamination at sites associated with past and present operations.

 Environmental Liabilities Retained or Assumed by Others

   The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental liabilities. The most significant of these agreements was entered into at the Company's inception in 1988 with Beazer East. Under the terms of the agreement, Beazer East retained the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as against third-party claims arising from such past contamination and claims (including toxic tort claims) relating to operations conducted at those properties prior to the formation of the Company (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC in 1991. In 1998 Hanson PLC signed an agreement under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

   The Indemnity provides four different mechanisms by which Beazer East is to indemnify Koppers with regard to environmental claims or environmental cleanup liabilities. First, if the claim or liability involves hazardous substances that were generated at facilities owned or operated before the Acquisition and disposed of at third-party locations before the Acquisition, then Beazer East is required to indemnify Koppers regardless of when the claim or liability is asserted. Second, if the claim involves a personal injury and is asserted by an employee as a result of exposure to toxic substances in the workplace, then the claim is allocated in proportion to the length of time the employee worked for each entity. Third, if the claim involves costs for disposal of contaminated soil from facilities owned or operated before the Acquisition and generated as a result of a voluntary decision by Koppers, then Beazer East is required to indemnify Koppers for ninety percent (90%) of all disposal costs over $0.1 million in any single year. Fourth, if the claim or cleanup liability involves investigation, response, removal, or remedial costs at facilities owned or operated before the Acquisition and for conditions occurring or existing prior to the Acquisition, then Beazer East is required to indemnify Koppers if the claim or liability is a pre-Acquisition environmental claim or a pre-Acquisition environmental cleanup liability. A claim or liability can have pre-Acquisition status in one of two ways. It can be asserted by a third party (someone other than Koppers) before December 29, 2000, or Beazer East must have received (including from Koppers) "specific and particularized notice with respect to acts, omissions, conditions or circumstances that may give rise" to the claim or liability before December 29, 2000. The Company has taken appropriate steps to satisfy these conditions.

   Five sites owned and/or operated by Koppers are listed on the National Priorities List ("NPL") promulgated under CERCLA. These sites are the Feather River, California wood treating facility (which is being closed), the Gainesville, Florida wood treating facility, the Galesburg, Illinois wood treating facility, the Florence, South Carolina wood treating facility, and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many of Koppers' sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

   The Company has been named in a toxic tort action, along with other defendants, arising from the operation of the wood treating facility in Green Spring, West Virginia ("Green Spring"). Allegations include personal injury and property damage related to the operations of Green Spring from the mid-1940's through 1992. As a result of litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations under the Indemnity in connection with Green Spring. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters associated with this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   The Company has also been named in a toxic tort action that arises from operations at its wood treating facility in North Little Rock, Arkansas. Allegations include personal injury and property damage related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters associated with this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the Indemnity have averaged approximately $9 million per year. If for any reason (including financial incapability) one or more of such parties failed to do so and the Company were held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the Company may be unable to do so, and the imposition of such liabilities on the Company would have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

 Other Environmental Matters

   In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. The Company has entered into negotiations with the EPA regarding possible settlement. There can be no assurance that any additional monetary penalty would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   During a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. The United States Department of Justice and the EPA have been investigating this matter, which has led to a settlement demand in 2001 of $5 million and certain admissions. The Company intends to enter into negotiations with the EPA regarding possible settlement. There can be no assurance that any such monetary penalty would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the facilities of Koppers Australia have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. The Mayfield plant has notified the environmental authorities that it is a "contaminated site." Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. There can be no assurance that the incurrence by the Company of any such costs would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   In May 2000 the Company purchased the remaining 50% of Koppers Europe, which has one operating location in Denmark and three operating locations (plus one closed site which is being dismantled) in the United Kingdom. Although there are ongoing environmental compliance and legacy issues at each of these locations, there are currently no outstanding notices of violation or consent decrees regarding compliance or remediation issues. However, if issues regarding compliance and remediation are identified, resulting costs could be substantial and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Other Matters

   There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. However, in 2000 the Company's largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. Although management does not believe that this alternative technology will be developed and used widely within the next five years, the potential development and implementation of a substitute product could seriously impair the Company's ability to profitably market carbon pitch and related co-products.

   An excess supply of carbon pitch in Europe during the past two years has resulted in pricing pressures in domestic markets. This situation has negatively impacted the Company's domestic carbon pitch business in 2000, and continued pricing pressures are anticipated in 2001.

   Koppers' price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to Koppers' cost to produce naphthalene; however, due to excess supplies of PAA during 2000, margins did not increase proportionally despite high levels for orthoxylene prices. Management does not expect market conditions for PAA to improve in 2001.

   Pricing for furnace coke has declined significantly over the past several years as a result of excess supply due to higher levels of imported coke. Currently, LTV is the only customer for the Company's furnace coke, with a contract to take 100% of the Company's coke production in 2001. LTV sought protection under Chapter 11 of the Bankruptcy Code in December 2000, resulting in a charge to bad debt expense for the Company for outstanding accounts receivable. The Company is currently selling its coke production to LTV during LTV's Chapter 11 reorganization; if LTV or certain of its production facilities were to cease operations, the Company may have difficulty selling its coke without incurring significant margin reductions. Additionally, if the Company becomes unable to sell its coke, it would not receive cash for the energy tax credits.

   Over the last several years, utility pole demand has dropped as utilities in the United States and Australia have reduced spending due to competitive pressures arising from deregulation. It is expected that deregulation will continue to negatively affect both new and replacement pole installation markets.

ITEM 7a. Market Risk

   Like other global companies, Koppers is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The objective of financial risk management at Koppers is to minimize the negative impact of interest rate and foreign exchange rate fluctuations on the Company's earnings, cash flows and equity.

   To manage the interest rate risks, the Company uses a combination of fixed and variable rate debt. This reduces the impact of short-term fluctuations in interest rates. To manage foreign currency exchange rate risks, the Company enters into foreign currency debt instruments that are held by its foreign subsidiaries. This reduces the impact of fluctuating currencies on net income and equity. The Company also uses forward exchange contracts to hedge firm commitments up to twelve months.

   As required by the Securities and Exchange Commission rules, the following analyses present the sensitivity of the market value, earnings and cash flows of the Company's financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2000. The range of changes chosen for these analyses reflect the Company's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact the Company's business as a result of these changes.

   Interest Rate and Debt Sensitivity Analysis. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. As described in Note 3 of the Notes to Consolidated Financial Statements, the Company has both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs.

   At December 31, 2000 the Company had $191.1 million of fixed rate debt and $100.4 million of variable rate debt, reflecting the Company's strategy of maintaining variable rate debt at 30%-50% of total debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

   Holding other variables constant (such as debt levels and foreign exchange rates) a one percentage point decrease in interest rates would increase the unrealized fair market value of the fixed rate debt by approximately $11.2 million. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $1.0 million, holding other variables constant.

   Exchange Rate Sensitivity Analysis. The Company's exchange rate exposures result primarily from its investment and ongoing operations in Australia, Denmark and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on earnings of the Company, based on actual earnings from foreign operations in 2000, would be a reduction of approximately $1.5 million.

ITEM 8. Financial Statements and Supplementary Data

   The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 28 and are listed in Item 14 hereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

   The following table sets forth the names and ages of the executive officers and Directors of the Company as of March 1, 2001 and the positions, which they hold. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

 Name                               Age Position with Company
 ----                               --- ---------------------
 Robert Cizik.....................   69 Non-Executive Chairman and Director
 Walter W. Turner.................   54 President and Chief Executive Officer
                                        and Director
 Clayton A. Sweeney...............   69 Director
 N. H. Prater.....................   72 Director
 Christian L. Oberbeck............   40 Director
 David M. Hillenbrand.............   53 Director
 Donald E. Davis..................   44 Vice President and Chief Financial
                                        Officer
 Thomas D. Loadman................   46 Vice President and General Manager,
                                        Railroad Products & Services
 Kevin J. Fitzgerald..............   48 Vice President and General Manager,
                                        Carbon Materials & Chemicals
 Ernest S. Bryon..................   55 Vice President, Australasian Operations
                                        and Managing Director, Koppers
                                        Australia Pty. Limited
 David Whittle....................   58 Vice President, European Operations
 Randall D. Collins...............   48 Vice President, Safety, Health &
                                        Environmental Affairs and Corporate
                                        Secretary
 Joseph E. Boan...................   54 Vice President, Human Resources
 Robert H. Wombles................   49 Vice President, Technology
 M. Claire Schaming...............   47 Treasurer and Assistant Secretary

   Mr. Cizik was elected Non-Executive Chairman in July 1999. Mr. Cizik has been a Director of Koppers since January 1999. Mr. Cizik retired from Cooper Industries, Inc. where he served as President, Chief Executive Officer and Chairman of the Board from 1973 to 1996. He currently serves as a Director of Air Products and Chemicals Inc. and Temple-Inland Inc. He previously served as a Director of Harris Corporation from 1988 until November 1999.

   Mr. Turner was elected President, Chief Executive Officer and Director in February 1998. Mr. Turner had been appointed Vice President and General Manager, Carbon Materials & Chemicals division in early 1995. Mr. Turner had been elected Vice President and Manager, Marketing & Development, Industrial Pitches and Related Products in February 1992. Mr. Turner was Marketing Manager, Industrial Pitches and Creosote Oils prior to that time.

   Mr. Sweeney has been a Director of Koppers since January 1989. Mr. Sweeney is counsel to Schnader Harrison Segal & Lewis LLP. He had been the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C from 1998 to 2000. Mr. Sweeney had been a shareholder and Director of Dickie, McCamey & Chilcote, P.C. since 1987 and served as Managing Director from 1988 to September 1993. Mr. Sweeney previously served as Executive Vice President, Chief Administrative Officer, Vice Chairman, and a Director of Allegheny International, Inc., as Senior Vice President and a Director of Allegheny Ludlum Industries, and as a Director of Wilkinson Sword Group, Ltd. U.K., Landmark Savings and Loan Association, Halbouty Energy Company and Liquid Air Corporation. Mr. Sweeney also served as a Director of Schaefer Manufacturing Inc. and Schaefer Equipment, Inc., and as Chairman of the Boards of St. Francis Health System and St. Francis Medical Center.

   Mr. Prater has been a Director of Koppers since May 1989. Mr. Prater retired from Mobay Corporation, where he served as the President and Chief Executive Officer from July 1986 to July 1990. He served as a visiting Professor at the University of Virginia after retiring and currently serves as a Director of Calgon Carbon Corporation. He is a member of the Board of Trustees of Robert Morris College and the Georgia Institute of Technology, and is a special trustee of the University of Pittsburgh.

   Mr. Oberbeck has been a Director of Koppers since October 1997. Mr. Oberbeck is one of the founders of Saratoga Partners where he has been Managing Director since its formation as an independent entity in September 1998. Prior to that time Mr. Oberbeck was a Managing Director of Warburg Dillon Read Inc. and its predecessor entity Dillon, Read & Co. Inc. where he was a Managing Director responsible for the management of the Saratoga funds. Mr. Oberbeck is a Director of Equality Specialties, Inc., EUR Systems, Inc., Scovill Fasteners Inc. and Wireless Services Holding Corporation.

   Dr. Hillenbrand was elected as a Director of Koppers in February 1999. Dr. Hillenbrand has been the President and Chief Executive Officer of Bayer, Inc. since 1994. Prior to 1994, Dr. Hillenbrand was Senior Vice President and Elkhart General Site Manager, Miles Inc. (now Bayer Corporation). In that position, he was responsible for the administration services and operations at Bayer's largest North American site, which included chemical manufacturing facilities. Dr. Hillenbrand is a member of the Board of Directors of Bayer Inc. and is Chairman of the Board of Representatives of the Gustafson Partnership. In addition he is Chairman of the Board of Directors of the Canadian Chemical Producers Association (CCPA). Dr. Hillenbrand is also a member of the Board of the Canadian German Chamber of Industry and Commerce Inc.

   Mr. Davis was elected Vice President and Chief Financial Officer of Koppers in November 1994. Mr. Davis had been General Manager of Koppers' Recovery Resources Group from June 1992 to March 1996 and served as Treasurer from 1988 until 1992. He is also a Director of Koppers-Hickson. Mr. Davis is a certified public accountant.

   Mr. Loadman was elected Vice President and General Manager, Railroad Products & Services in November 1994. After serving as plant manager of the Susquehanna, Pennsylvania treating and cogeneration plants from 1985 to 1988, Mr. Loadman was appointed Railroad Plants Operations Manager of the Railroad & Utility Products division in January 1989. Mr. Loadman is a Director of KSA and is a member of the Railway Tie Association and American Wood Preservers Association.

   Mr. Fitzgerald was elected Vice President and General Manager, Carbon Materials & Chemicals division in March 1998. After serving as plant manager of the Stickney, Illinois Carbon Materials & Chemicals plant in 1996 and 1997, Mr. Fitzgerald was appointed Vice President and Manager, Carbon Materials & Chemicals in January 1998. He was Product Manager Industrial Pitches from 1991 to 1995. Mr. Fitzgerald is a Director of Koppers China and is a Director of the Coke & Coal Chemicals Institute.

   Mr. Bryon was elected Vice President, Australasian Operations and Managing Director, Koppers Australia Pty. Limited on October 1, 1998. Mr. Bryon had served as General Manager of Koppers Coal Tar Products Pty. Ltd. (a subsidiary of Koppers Australia) since 1993. Mr. Bryon is a Director of Koppers-Hickson and Koppers China.

   Dr. Whittle was elected Vice President, European Operations in May 2000. Dr. Whittle had served as Managing Director of the United Kingdom operations of Tarconord since the acquisition of Bitmac, Ltd. by Tarconord in 1996. From 1986 until 1996 Dr. Whittle had been Managing Director and Chief Executive Officer of Bitmac Ltd. Dr. Whittle is active in industry associations and has served as president of the International Tar Association and Lincolnshire Iron & Steel Institute, and is currently president of the Coke Oven Managers' Association.

   Mr. Collins was elected Vice President, Safety, Health and Environmental Affairs in November 1994, and has been Corporate Secretary since January 1989. Currently Mr. Collins serves the Company as Vice President, Safety, Health & Environmental Affairs and Corporate Secretary. His responsibilities include establishing policy and assuring regulatory compliance for environmental, safety and health matters, coordination of legal affairs and shareholder relations.

   Mr. Boan was elected Vice President, Human Resources in January 1989.

   Mr. Wombles joined Koppers in June 1997 at which time he was elected Vice President, Technology. Prior to joining Koppers, Mr. Wombles was Vice President, Research, Applications and Development for Ashland Petroleum Company. Mr. Wombles' area of expertise is the chemistry and processing of high molecular weight hydrocarbons. He is the author of several technical publications in this area and has been granted ten United States patents in the area of hydrocarbon processing.

   Ms. Schaming was elected Treasurer in May 1992. Her previous position was Assistant Treasurer and Manager of Cash Operations. Ms. Schaming is a certified cash manager.

Stockholders' Agreement

   The Company is a party to the Stockholders' Agreement. The Management Investors are a group of approximately 200 individual stockholders with various ownership interests in the common stock and collectively comprising 80% of the total outstanding shares of the common stock of the Company. The remaining 20% is held indirectly by approximately 600 current and former employees through the Company's Employee Savings Plan. Each Management Investor is an officer, Board member or current or former employee of either Koppers or one of its subsidiaries. Pursuant to the Stockholders' Agreement, each of the Management Investors has appointed Walter W. Turner and Clayton A. Sweeney as the two representatives ("Representatives") of the Management Investors and granted to the Representatives an irrevocable proxy for the term of the Stockholders' Agreement to vote all their shares.

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

   As of December 31, 2000, Koppers was obligated to purchase approximately 0.2 million shares of common stock from Management Investors no longer actively affiliated with the Company based on currently available information.

Director Compensation

   Koppers does not pay compensation to Directors who are also employees. Each Director who is not an employee is paid a fee of $22,000 per year, except for the Saratoga Directors as noted below.

 Consulting Agreements

   The Company entered into a consulting agreement with Mr. Cizik in 1999 in which the Company pays a fee of $12,500 per month to Mr. Cizik for consulting services. The agreement also includes a provision, which allowed Mr. Cizik to purchase 20,000 shares of common stock for $17.00 per share, which purchase was made in October 1999 when the fair value per share was $17.25. Additionally, the agreement provides for a $0.6 million interest free loan from the Company for the purchase of 35,294 shares of restricted common stock at a price of $17.00 per share. Mr. Cizik purchased these shares in October 1999 by signing a promissory note to the Company for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by Mr. Cizik's personal assets, is due in 2009, or immediately in the event Mr. Cizik is no longer Non-Executive Chairman of the Board of Directors. The shares are restricted, with a vesting period of five years; at December 31, 2000 21,176 of the shares were restricted. In the event Mr. Cizik is no longer Non-Executive Chairman of the Board of Directors of Koppers, the Company will redeem any non-vested shares at cost and all other shares at fair value.

   Koppers has an advisory and consulting agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director's fees to Mr. Oberbeck. In addition, Saratoga provides the Company with advisory services in connection with significant business transactions, such as acquisitions, for which the Company pays Saratoga compensation comparable to compensation paid for such services by similarly situated companies.

ITEM 11. Executive Compensation

Summary of Cash and Certain Other Compensation

   The following table sets forth information concerning the compensation for services in all capacities to the Company, including options and stock appreciation rights ("SARS"), for the years ended December 31, 2000, 1999 and 1998, of those persons who were at December 31, 2000 the current Chief Executive Officer and each of the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                  Annual
                             Compensation (1)        Long-Term Compensation (2)
                          ---------------------- ---------------------------------
    (a)                    (b)    (c)      (d)          (g)              (i)
                                                    Securities
Name and Principal                                  Underlying       All Other
Position                  Year  Salary   Bonus   Options/SARS (#) Compensation (3)
------------------        ---- -------- -------- ---------------- ----------------
Walter W. Turner........  2000 $352,440 $199,000       6,000          $49,375
President and Chief       1999  325,000  148,080         --            77,397
Executive Officer         1998  278,060      --       40,000           64,920

Donald E. Davis.........  2000  216,600  102,000       3,000           32,359
Vice President and Chief  1999  201,820   79,876         --            47,286
Financial Officer         1998  188,560      --       15,000           41,892

Thomas D. Loadman.......  2000  181,200   52,258       2,000           28,082
Vice President and
 General Manager,         1999  170,400   83,883         --            43,066
Railroad Products &
 Services                 1998  152,400   28,602      15,000           36,303

Kevin J. Fitzgerald.....  2000  160,200   73,525       8,000           25,666
Vice President and
 General Manager,         1999  138,000   46,680         --            46,395
Carbon Materials &
 Chemicals                1998  116,550      --       10,500           28,203

Ernest S. Bryon.........  2000  132,472  101,273       4,000              --
Vice President,
 Australasian Operations
 and                      1999  131,200   71,163         --               --
Managing Director,
 Koppers Australia        1998  117,180   19,916       7,000           95,224(4)

--------
(1) Column (e) "Other Annual Compensation" has been omitted since there are no amounts to report. The aggregate amount of perquisites and other personal benefits for any Named Executive Officer does not exceed $50,000 or 10% of the total of annual salary and bonus for any such Named Executive Officer.

(2) Columns (f) "Restricted Stock Awards" and (h) "LTIP Payouts" have been omitted because there are no amounts to report.

(3) All other compensation consists of regular and supplemental matches to the Company's 401(k) plan and earned credit for the Company's Supplemental Executive Retirement Plan except as noted below.

(4) Consists of payments from the Koppers Australia Senior Executive Unit Trust, which was liquidated due to a change of control upon the acquisition of Koppers Australia by the Company.

Stock Options

   The following table sets forth information regarding the grant of stock options during 2000 under the Company's stock option plan to each of the executive officers named in the Summary Compensation Table.

                     Option/SAR Grants in Last Fiscal Year
                             Individual Grants (1)

                          Number of   % of Total
                         Securities    Options    Exercise
                         Underlying   Granted to   or Base               Present
                           Options   Employees in   Price   Expiration  Value of
Name                     Granted (#) Fiscal Year  ($/share)    Date    Options (2)
----                     ----------- ------------ --------- ---------- -----------
Walter W. Turner........    6,000        11.0%     $23.00    05/31/10    $41,400
Donald E. Davis.........    3,000         5.5%      23.00    05/31/10     20,700
Thomas D. Loadman.......    2,000         3.7%      23.00    05/31/10     13,800
Kevin J. Fitzgerald.....    8,000        14.7%      23.00    05/31/10     55,200
Ernest S. Bryon.........    4,000         7.3%      23.00    05/31/10     27,600

--------
(1) Options become exercisable over a five-year period. Any unexercised options expire after ten years. The stock option price is equal to the fair market value of a share of common stock on the grant date.

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

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values

                                                     Number of Securities
                          Number of                 Underlying Unexercised     Value of Unexercised
                          Securities                  Options/SARS at FY-      In-the-money Options/
                          Underlying                        End (#)           SARS at FY-End ($) (1)
                         Options/SARS    Value     ------------------------- -------------------------
Name                      Exercised   Realized ($) Exercisable Unexercisable Exercisable Unexercisable
----                     ------------ ------------ ----------- ------------- ----------- -------------
Walter W. Turner........    10,350      $209,904     34,667       23,333      $540,122     $245,667
Donald E. Davis.........       --            --      26,100       12,000       509,586      114,000
Thomas D. Loadman.......       --            --      19,200       11,000       315,080      109,000
Kevin J. Fitzgerald.....     2,925        56,801      6,500       14,000        79,000      106,000
Ernest S. Bryon.........       --            --       2,800        8,200        30,800       66,200

--------
(1) The value of unexercised in-the-money options was calculated by subtracting the exercise price from the adjusted fair value as of January 31, 2001 as determined by the Board of Directors pursuant to the provisions of the Stockholders' Agreement.

Benefit Plans

   Pension Plan. All executive officers of the Company located in the United States are covered by the Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (the "Salaried Plan"). The following table contains approximate retirement benefits payable under the Salaried Plan, assuming retirement at age 65, payments made on the straight-life annuity basis and no election of a co-annuitant option.

Annual retirement benefits are computed at the rate of 1.2% of Terminal Salary (as defined below) not in excess of $16,000, plus 1.6% of Terminal Salary in excess of $16,000, all multiplied by years of Credited Service (as defined below). Terminal Salary is determined based on the average annual salary (defined as salary plus one half of any incentive payments) for the five highest consecutive years of the last ten years of credited service, or during all years of such credited service if less than five. Credited Service includes all accumulated service as a salaried employee of the Company except for any period of layoff or leave of absence. In 1998 the Company amended the Salaried Plan to provide a minimum pension equal to 1.2% of Terminal Salary multiplied by years of Credited Service up to 35 years reduced by any pension benefit paid by the pension plan of Old Koppers.

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

   The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 2000 for each participating Named Executive Officer: Walter W. Turner, $248,264 and 12 years of service; Donald
E. Davis, $203,683 and 12 years of service; Thomas D. Loadman, $173,964 and 12 years of service; and Kevin J. Fitzgerald, $123,836 and 12 years of service.

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

Compensation Committee Interlocks and Insider Participation

   Mr. Prater, Mr. Oberbeck and Mr. Hillenbrand serve on the Human Resources and Compensation Committee of the Board of Directors of the Company, which establishes compensation levels for the Company's three most highly paid executive officers.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the beneficial ownership of the Company's common stock and preferred stock as of March 1, 2001 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of either common stock or preferred stock; (ii) each Director of the Company; (iii) each Named Executive Officer; and (iv) all officers and Directors of the Company as a group.

                                                         Senior Convertible
                               Voting Common Stock       Preferred Stock (2)
                            ------------------------- -------------------------
                               Shares     Percentage     Shares     Percentage
                            Beneficially Beneficially Beneficially Beneficially
Name of Beneficial Owner     Owned (1)    Owned (1)      Owned        Owned
------------------------    ------------ ------------ ------------ ------------
Saratoga (3)...............                            2,288,481      100.0%
Management Investors
 (4)(5)....................  1,609,803      100.0%
Robert K. Wagner (6).......    131,917        8.2%
Walter W. Turner (7).......     72,896        4.5%
Clayton A. Sweeney (7).....    101,572        6.3%
N. H. Prater (8)...........     32,569        2.0%
Christian L. Oberbeck (3)..        --           *      2,288,481      100.0%
Robert Cizik (9)...........     55,294        3.4%
David M. Hillenbrand (10)..      7,000          *
Donald E. Davis (11).......     54,265        3.4%
Thomas D. Loadman (12).....     35,695        2.2%
Ernest S. Bryon (13).......      2,800          *
Kevin J. Fitzgerald (14)...     17,550        1.1%
David Whittle..............        --           *
All Directors and officers
 as a group (14 persons)...    545,207       33.9%
Total shares outstanding,
 including vested options..  1,609,803      100.0%     2,288,481      100.0%

--------
*    1% or less.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and/or investment power with respect to the shares shown as beneficially owned.

(2) On December 1, 1997 2,117,952 shares of voting common stock and 27,672 shares of non-voting common stock held by Saratoga were converted into 2,145,624 shares of preferred stock, entitling Saratoga to elect a majority of the Board of Directors of the Company and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all matters subject to a stockholder vote. The preferred stock has voting (except as described below) and dividend rights equal to voting common stock, and has a liquidation preference equal to par value. The preferred stock is convertible into common stock at any time on a one-for-one basis. The holders of the preferred stock vote as a separate series from all other classes of stock, and are entitled to elect a majority of the Board of Directors.

(3) With respect to 142,857 of these shares, Saratoga has voting power with respect to such shares and Koppers has been informed that Brown University Third Century Fund has dispositive directive power with respect to such shares subject to the terms of the Stockholders' Agreement. Saratoga is a private investment fund. The address for Saratoga is 535 Madison Avenue, New York, NY 10022. Saratoga has generally authorized Mr. Oberbeck, a Director of the Company, to vote the shares of the Company held by Saratoga. Mr. Oberbeck disclaims beneficial ownership of the preferred stock owned by Saratoga. Saratoga is entitled to elect a majority of the Board of Directors and to exercise a majority of the voting power of all outstanding stock of the Company.

(4) Pursuant to the Stockholders' Agreement, Mr. Turner and Mr. Sweeney were appointed as Representatives of the approximately 200 Management Investors and granted irrevocable proxies to vote the shares of common stock owned by the Management Investors for the term of the Stockholders' Agreement. See "Directors and Executive Officers of the Registrant--- Stockholders' Agreement". The address for Mr. Turner is Koppers Industries, Inc., 436 Seventh Avenue, Pittsburgh, PA 15219. The address for Mr. Sweeney is Schnader Harrison Segal & Lewis LLP, 120 Fifth Avenue, Pittsburgh, PA 15222.

(5) Includes vested options held by the Management Investors to acquire 308,970 shares of common stock, which are exercisable at any time.

(6) Pursuant to the Stockholders' Agreement, Mr. Wagner has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him. Mr. Wagner resigned from the Board of Directors in February 2000. The Company redeemed 65,418 shares of common stock held by Mr. Wagner in February 2001 for approximately $1.8 million. The redemption represented 25% of Mr. Wagner's shares at the date of resignation; the remaining shares held by Mr. Wagner will be redeemed in equal amounts of shares over the next two years at the fair value on each redemption date.

(7) Mr. Turner and Mr. Sweeney, as Representatives of the Management Investors pursuant to the Stockholders' Agreement, have the authority to vote 1,300,833 shares held by the Management Investors and consequently may be deemed to have voting control of such shares (which include 29,896 shares directly owned by Mr. Turner and 101,572 shares directly owned by Mr. Sweeney).

(8) Includes vested options to purchase 6,000 shares. Pursuant to the Stockholders' Agreement, Mr. Prater has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(9) Includes 21,176 restricted shares. Mr. Cizik financed 35,294 of his shares in 1999 through a loan from the Company. The financed shares vest at a rate of 20% per year according to Mr. Cizik's compensation arrangement. See "Directors and Executive Officers of the Registrant--- Director Compensation".

(10) Includes vested options to purchase 6,000 shares. Pursuant to the Stockholders' Agreement, Mr. Hillenbrand has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(11) Includes vested options to purchase 19,800 shares. Pursuant to the Stockholders' Agreement, Mr. Davis has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(12) Includes vested options to purchase 19,200 shares. Pursuant to the Stockholders' Agreement, Mr. Loadman has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

(13)  Consists of vested options to purchase 2,800 shares.

(14) Includes vested options to purchase 6,500 shares. Pursuant to the Stockholders' Agreement, Mr. Fitzgerald has granted an irrevocable proxy to the Representatives of the Management Investors to vote the shares owned by him.

ITEM 13. Certain Relationships and Related Transactions

   Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2000. Previously, Sweeney Metz Fox McGrann & Schermer L.L.C. was general counsel to Koppers. Clayton A. Sweeney, a shareholder and Director of the Company, is also a member of Schnader Harrison Segal & Lewis LLP and was the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C. During 2000 and 1999, respectively, the Company paid a total of $0.8 million and $1.1 million in legal fees to these firms. Mr. Sweeney is one of two Representatives of the Management Investors appointed pursuant to the Stockholders' Agreement and, as such, was granted an irrevocable proxy for the term of the Stockholders' Agreement to vote the shares of the Management Investors. See "Directors and Executive Officers of the Registrant--Stockholders' Agreement."

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

   The following financial statements of Koppers Industries, Inc. are included in Item 8:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
   Koppers Industries, Inc.
     Consolidated Financial Statements for the Years Ended
      December 31, 2000, 1999 and 1998
       Report of Independent Auditors....................................   29
       Consolidated Statement of Operations for the Years Ended
        December 31, 2000, 1999 and 1998.................................   30
       Consolidated Balance Sheet at December 31, 2000 and 1999..........   31
       Consolidated Statement of Cash Flows for the Years Ended
        December 31, 2000, 1999 and 1998.................................   33
       Consolidated Statement of Stockholders' Equity for the Years Ended
        December 31, 2000, 1999 and 1998.................................   34
       Notes to Consolidated Financial Statements........................   36

   2. Schedules for the Years Ended December 31, 2000, 1999 and 1998
   Schedule II--Valuation and Qualifying Accounts........................   57
   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   3. See Exhibit Index on page 55 hereof.

(b) Reports on Form 8-K.

   There were no reports on Form 8-K filed in the fourth quarter of 2000.

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

   In our opinion, the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements present fairly, in all material respects, the consolidated financial position of Koppers Industries, Inc. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
January 26, 2001

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share figures)

                                                          Years Ended December
                                                                  31,
                                                          --------------------
                                                           2000   1999   1998
                                                          ------ ------ ------
Net sales................................................ $723.5 $664.1 $670.6
Operating expenses:
  Cost of sales..........................................  598.8  548.9  553.5
  Depreciation and amortization..........................   30.0   27.1   30.6
  Selling, general and administrative....................   45.4   37.4   39.9
  Restructuring charges..................................    --     --    (1.0)
                                                          ------ ------ ------
    Total operating expenses.............................  674.2  613.4  623.0
                                                          ------ ------ ------
Operating profit.........................................   49.3   50.7   47.6
Equity in earnings of affiliates.........................    2.2    1.7    2.4
Other income.............................................    8.6    0.8    --
                                                          ------ ------ ------
Income before interest expense, income tax provision
 (benefit), and minority interest........................   60.1   53.2   50.0
Interest expense.........................................   28.0   28.1   29.7
                                                          ------ ------ ------
Income before income tax provision (benefit), and
 minority interest.......................................   32.1   25.1   20.3
Income tax provision (benefit)...........................   16.6    0.2   (0.3)
Minority interest........................................    0.8    0.7    0.5
                                                          ------ ------ ------
Net income............................................... $ 14.7 $ 24.2 $ 20.1
                                                          ====== ====== ======
Earnings per share:
  Basic earnings per share............................... $10.64 $16.70 $12.64
                                                          ====== ====== ======
  Diluted earnings per share............................. $ 3.83 $ 6.23 $ 4.85
                                                          ====== ====== ======



                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
ASSETS
Current assets:
  Cash and cash equivalents..................................  $   6.8  $  18.3
  Accounts receivable less allowance for doubtful accounts of
   $0.9 in 2000 and $1.1 in 1999.............................     97.9     75.7
  Inventories:
    Raw materials............................................     56.6     49.5
    Work in process..........................................      3.8      2.5
    Finished goods...........................................     57.2     49.9
    LIFO reserve.............................................    (11.9)   (10.1)
                                                               -------  -------
      Total inventories......................................    105.7     91.8
  Deferred tax benefit.......................................      7.7      7.0
  Other......................................................      3.8      1.5
                                                               -------  -------
      Total current assets...................................    221.9    194.3
Investments:
  Tarconord A/S..............................................      --      11.8
  KSA Limited Partnership....................................      4.0      3.9
  Other......................................................      1.7      1.6
                                                               -------  -------
      Total investments......................................      5.7     17.3
Fixed assets:
  Land.......................................................      7.2      6.7
  Buildings..................................................     15.3     15.0
  Machinery and equipment....................................    370.4    333.9
                                                               -------  -------
                                                                 392.9    355.6
    Less: accumulated depreciation...........................   (217.1)  (176.2)
                                                               -------  -------
      Net fixed assets.......................................    175.8    179.4
Goodwill, net of accumulated amortization of $5.6 in 2000 and
 $4.2 in 1999................................................     28.9     28.0
Deferred tax benefit.........................................     34.2     42.0
Other assets.................................................     17.4     16.7
                                                               -------  -------
      Total assets...........................................  $ 483.9  $ 477.7
                                                               =======  =======


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEET
                     (In millions except per share figures)

                                                                December 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................. $ 54.3  $ 41.3
  Payroll and compensation costs...............................   10.7    11.0
  Accrued liabilities..........................................   35.2    25.4
  Current portion of term loans................................   14.3    19.3
                                                                ------  ------
    Total current liabilities..................................  114.5    97.0
Long-term debt:
  Revolving credit.............................................   11.1     2.0
  Term loans...................................................   80.0   102.4
  Senior Subordinated Notes due 2007...........................  175.0   175.0
  Senior Notes due 2004........................................   11.1    11.1
                                                                ------  ------
    Total long-term debt.......................................  277.2   290.5
Product warranty and insurance reserves........................   18.0    18.4
Accrued other postretirement benefits obligation...............   18.3    19.2
Other..........................................................   16.5    14.1
                                                                ------  ------
    Total liabilities..........................................  444.5   439.2
Commitments and contingencies--See Note 9
Minority interest..............................................    4.8     5.1
Common stock subject to redemption.............................   30.9    25.6
Senior convertible preferred stock, $.01 par value;
 10.0 shares authorized; 2.3 shares issued in 2000 and 1999....    --      --
Common stock, $.01 par value:
 37.0 shares authorized, 2.6 shares issued in 2000 and 2.5 in
  1999.........................................................    --      --
Capital in excess of par value.................................    9.1     8.2
Receivable from Director for purchase of common stock..........   (0.6)   (0.6)
Retained earnings..............................................   33.3    23.9
Accumulated other comprehensive loss:
  Foreign currency translation adjustment......................  (20.1)   (8.9)
Treasury stock, at cost, 1.2 shares in 2000 and 1.1 shares in
 1999..........................................................  (18.0)  (14.8)
                                                                ------  ------
    Total liabilities and stockholders' equity................. $483.9  $477.7
                                                                ======  ======


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                       Years Ended December
                                                               31,
                                                      ------------------------
                                                       2000     1999    1998
                                                      -------  ------  -------
Cash provided by operating activities:
  Net income........................................  $  14.7  $ 24.2  $  20.1
  Adjustments to reconcile net income to net cash
   provided
   by operating activities, net of acquisitions:
   Depreciation and amortization....................     30.0    27.1     30.6
   Bad debt expense.................................      3.4     0.1      0.6
   Deferred income taxes............................      6.9    (5.3)    (8.7)
   Equity income of affiliated companies, net of
    dividends received..............................     (1.4)    0.6     (1.4)
  Restructuring reserves............................     (0.8)   (1.6)   (12.5)
  Increase in reserves..............................      3.7     0.3      1.7
  Other.............................................      1.0     0.2       --
  (Increase) decrease in working capital, net of
   acquisitions:
   Accounts receivable..............................    (12.6)   (3.7)    10.5
   Inventories......................................     (8.7)    4.3     (1.1)
   Accounts payable.................................     (2.4)   (4.7)    (2.3)
   Payroll and compensation costs...................     (0.5)    3.1     (5.3)
   Accrued liabilities..............................      2.9     5.8     (7.6)
   Other working capital items......................      0.5     0.1      0.4
                                                      -------  ------  -------
     Net cash provided by operating activities......     36.7    50.5     25.0
                                                      -------  ------  -------
Cash used in investing activities:
  Acquisitions and related costs, net of cash
   acquired.........................................    (15.3)   (1.7)    (2.6)
  Capital expenditures..............................    (14.8)  (22.5)   (20.2)
  Other.............................................      0.5     1.0       --
                                                      -------  ------  -------
     Net cash used in investing activities..........    (29.6)  (23.2)   (22.8)
                                                      -------  ------  -------
Cash provided by (used in) financing activities, net
 of acquisitions:
  Borrowings of revolving credit....................    122.3    58.7    102.5
  Repayments of revolving credit....................   (112.9)  (59.0)  (100.2)
  Proceeds from long-term debt......................       --     5.0     25.0
  Repayments on long-term debt......................    (24.0)  (28.1)   (12.3)
  Payments of deferred financing costs..............       --      --     (0.4)
  Issuance of senior convertible preferred stock....       --      --      2.0
  Purchases of common stock.........................     (2.6)   (2.6)    (9.4)
  Sales of common stock.............................       --     0.4       --
  Purchases of non-voting common stock..............       --      --    (11.4)
                                                      -------  ------  -------
Net cash (used in) financing activities.............    (17.2)  (25.6)    (4.2)
                                                      -------  ------  -------
Effect of exchange rates on cash....................     (1.4)     --     (1.4)
                                                      -------  ------  -------
Net increase (decrease) in cash and cash
 equivalents........................................    (11.5)    1.7     (3.4)
Cash and cash equivalents at beginning of year......     18.3    16.6     20.0
                                                      -------  ------  -------
Cash and cash equivalents at end of year............  $   6.8  $ 18.3  $  16.6
                                                      =======  ======  =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest.........................................  $  26.6  $ 28.8  $  29.6
   Income taxes.....................................  $   9.4  $  0.3  $   7.9

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In millions)

                               Common                                     Loan
                               Stock    Convertible Voting  Capital In Receivable
                             Subject to  Preferred  Common  Excess of     From
                             Redemption    Stock    Stock   Par Value   Director
                             ---------- ----------- ------  ---------- ----------
Balance at December 31,
 1997......................    $26.4        $--     $ 0.1     $ 8.7      $  --
Net income for 1998........       --         --        --        --         --
Foreign currency
 translation...............       --         --        --        --         --
Comprehensive income.......
Net change in common stock
 subject to redemption.....     (5.3)        --        --        --         --
Options exercised, 0.3
 shares, stock purchased
 and
 retired, 0.1 shares.......       --         --        --       0.9         --
Treasury stock purchases,
 0.5 shares................       --         --      (0.1)       --         --
Treasury stock sales, 0.1
 shares....................       --         --        --        --         --
Issuance of senior
 convertible preferred
 stock,
 0.1 shares................       --         --        --       2.0         --
Non-voting common stock
 repurchased and retired,
 0.9 shares................       --         --        --      (1.0)        --
Retirement of 2.3 shares
 held by Koppers Australia.       --         --        --      (2.4)        --
                               -----        ---     -----     -----      -----
Balance at December 31,
 1998......................     21.1         --        --       8.2         --
Net income for 1999........       --         --        --        --         --
Foreign currency
 translation...............       --         --        --        --         --
Comprehensive income.......
Net change in common stock
 subject to redemption.....      4.5         --        --        --         --
Treasury stock purchases,
 0.1 shares................       --         --        --        --         --
Treasury stock sales, 0.1
 shares....................       --         --        --        --       (0.6)
                               -----        ---     -----     -----      -----
Balance at December 31,
 1999......................     25.6         --        --       8.2       (0.6)
Net income for 2000........       --         --        --        --         --
Foreign currency
 translation...............       --         --        --        --         --
Comprehensive income.......
Net change in common stock
 subject to redemption.....      5.3         --        --        --         --
Options exercised, 0.1
 shares....................       --         --        --       0.3         --
Treasury stock purchases,
 0.1 shares................       --         --        --       0.6         --
                               -----        ---     -----     -----      -----
Balance at December 31,
 2000......................    $30.9        $--     $  --     $ 9.1      $(0.6)
                               =====        ===     =====     =====      =====


                              See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In millions)

                                                   Accumulated
                                                      Other     Compre-
                                         Retained Comprehensive hensive  Treasury
                                         Earnings Income (Loss) Income    Stock
                                         -------- ------------- -------  --------
Balance at December 31, 1997...........   $  3.8     $ (4.4)              $(22.8)
Net income for 1998....................     20.1         --     $ 20.1        --
Foreign currency translation...........       --       (3.4)      (3.4)       --
                                                                ------
Comprehensive income...................                          $16.7
                                                                ======
Net change in common stock subject to
 redemption............................      5.3         --                   --
Options exercised, 0.3 shares, stock
 purchased and retired, 0.1 shares.....       --         --                   --
Treasury stock purchases, 0.5 shares...       --         --                 (8.9)
Treasury stock sales, 0.1 shares.......       --         --                  1.5
Issuance of senior convertible
 preferred stock, 0.1 shares...........       --         --                   --
Non-voting common stock repurchased and
 retired, 0.9 shares...................    (10.4)        --                   --
Retirement of 2.3 shares held by
 Koppers Australia.....................    (14.6)        --                 17.0
                                          ------     ------               ------
Balance at December 31, 1998...........      4.2       (7.8)               (13.2)
Net income for 1999....................     24.2         --     $ 24.2        --
Foreign currency translation...........       --       (1.1)      (1.1)       --
                                                                ------
Comprehensive income...................                          $23.1
                                                                ======
Net change in common stock subject to
 redemption............................     (4.5)        --                   --
Treasury stock purchases, 0.1 shares...       --         --                 (2.6)
Treasury stock sales, 0.1 shares.......       --         --                  1.0
                                          ------     ------               ------
Balance at December 31, 1999...........     23.9       (8.9)               (14.8)
Net income for 2000....................     14.7         --     $ 14.7        --
Foreign currency translation...........       --      (11.2)     (11.2)       --
                                                                ------
Comprehensive income...................                         $  3.5
                                                                ======
Net change in common stock subject to
 redemption............................     (5.3)        --                   --
Options exercised, 0.1 shares..........       --         --                   --
Treasury stock purchases, 0.1 shares...       --         --                 (3.2)
                                          ------     ------               ------
Balance at December 31, 2000...........   $ 33.3     $(20.1)              $(18.0)
                                          ======     ======               ======


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

 Inventories

   In the United States, Carbon Materials & Chemicals and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out ("LIFO") basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 68% and 74% of the first-in, first-out ("FIFO") inventory value at December 31, 2000 and 1999, respectively.

 Revenue Recognition

   The Company recognizes revenue from product sales at the time of shipment. Shipping and handling costs are included as a component of cost of sales and as net sales if paid by the customer.

                            KOPPERS INDUSTRIES, INC.

 Investments

   The following describes activity related to the Company's significant equity investments as included in the consolidated statement of operations as of and for each of the years ended December 31:

Tarconord A/S (Tarconord)

   Prior to its acquisition in May 2000, the Company held a 50% equity interest in Tarconord.

                                                Equity Income Dividends Received
                                                ------------- ------------------
                                                         (In millions)
  2000.........................................     $0.9             $0.0
  1999.........................................      0.9              0.0
  1998.........................................      0.0              0.6

KSA Limited Partnership (KSA)

   The Company holds a 50% investment in KSA, a concrete crosstie operation located in Ohio.

                                                Equity Income Dividends Received
                                                ------------- ------------------
                                                         (In millions)
  2000.........................................     $0.9             $0.8
  1999.........................................      0.5              2.0
  1998.........................................      1.8              0.5

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

 Research and Development

   Research and development costs, which are included in selling, general and administrative expenses, amounted to $2.5 million for 2000, $2.1 million for 1999 and $2.3 million for 1998.

                            KOPPERS INDUSTRIES, INC.

 Goodwill

   Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill is amortized on a straight-line basis over periods ranging from 15 to 25 years. The Company assesses the impairment of goodwill related to consolidated subsidiaries whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based upon estimates of future undiscounted cash flows. In instances where goodwill has been recorded for assets that are subject to an impairment loss, the carrying amount of goodwill is eliminated before any reduction is made to the carrying amounts of impaired long-lived assets and identifiable intangibles.

 Derivatives

   The Company hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period. Therefore, at December 31, 2000 there were no deferred gains or losses on hedging of foreign currencies.

 Reclassification

   Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassification had no effect on net income.

 Impact of Recently Issued Accounting Standards

   Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001; the impact of the adoption of this statement was not material.

2. Acquisitions

   In May of 2000 the Company purchased the remaining 50% of Tarconord from the Company's joint venture partner for a cash purchase price of approximately $13 million and the assumption of certain liabilities. Tarconord (now known as Koppers Europe) thus became a wholly owned subsidiary. The acquisition was accounted for as a purchase, and the excess purchase price paid over the fair value of the net assets acquired was approximately $3 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The allocation of purchase price is preliminary and will be finalized prior to May 2001. Prior to the purchase, the results of operations for Koppers Europe are included in the Company's results as a component of equity in earnings of affiliates due to the Company's 50% ownership interest prior to the acquisition. The following table presents the pro forma results of the Company as if the Koppers Europe acquisition had taken place on January 1, 1999:

                            KOPPERS INDUSTRIES, INC.

                                                                Years ended
                                                               December 31,
                                                            -------------------
                                                               2000      1999
                                                            --------- ---------
                                                            (In millions except
                                                            earnings per share)
   Revenues as reported.................................... $   723.5 $   664.1
   Revenues pro forma......................................     766.2     752.3
   Net income as reported..................................      14.7      24.2
   Net income pro forma....................................      15.5      25.0
   Basic earnings per share as reported....................     10.64     16.70
   Basic earnings per share pro forma......................     11.25     17.28
   Diluted earnings per share as reported..................      3.83      6.23
   Diluted earnings per share pro forma....................      4.05      6.45

   In 1999 the Company entered into a joint venture agreement with Tangshan Iron & Steel Co. ("TISCO") and Jingtang Port Authority to rehabilitate and operate a tar distillation facility in China for a Company contribution of approximately $10.5 million, which includes $2.2 million of technical assistance (primarily engineering) and acquisition costs. The joint venture entity, Koppers (China) Carbon and Chemical Co. Ltd. ("Koppers China"), which is 60% owned by the Company, is expected to begin production of coal tar products during 2001. Contributions to the joint venture including technical assistance and acquisition costs for the Company as of December 31, 2000 totaled approximately $7.4 million.

3. Debt

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
                                                                  (In millions)
   Revolving credit.............................................. $ 11.1 $  2.0
   Term loans....................................................   94.3  121.7
   Senior Subordinated Notes due 2007............................  175.0  175.0
   Senior Notes due 2004.........................................   11.1   11.1
                                                                  ------ ------
                                                                  $291.5 $309.8
                                                                  ====== ======

 Unscheduled Term Debt Repayments

   In 2000 and 1999, the Company made unscheduled term debt repayments totaling $9.2 million and $15.6 million, respectively.

 Monessen Transaction

   As part of the Monessen Transaction (as defined and described in Note 6), the Company executed a $5.0 million term loan that will be repaid over three years at an interest rate of 9%.

 Credit Facilities

   The Company has credit facilities of $275.0 million with UBS Warburg and Mellon Bank, N.A. that are syndicated among several lenders. The credit facilities provide for term loans totaling $135.0 million and revolving credit facilities of $140.0 million (the "Revolving Credit Facility"), subject to sublimits of $20.0 million aggregate for standby and trade letters of credit and up to $40.0 million and $20.0 million for the Australian Term Letter of Credit (as defined below) and the Australian Revolving Letter of Credit (as defined

                           KOPPERS INDUSTRIES, INC.

below), respectively. National Australia Bank, Limited provided an Australian dollar ("A$") denominated term loan to Koppers Australia and certain of its subsidiaries in an aggregate principal amount equivalent to US$40 million. An A$ denominated letter of credit (the "Australian Term Letter of Credit") was issued under the Revolving Credit Facility to such Australian lender in the amount of A$59.3 million. National Australia Bank, Limited provided an A$ denominated revolving loan facility for the benefit of Koppers Australia and certain of its subsidiaries with availability of up to the equivalent of US$10 million. An A$ denominated letter of credit (the "Australian Revolving Letter of Credit") was issued under the Revolving Credit Facility to such Australian lender in the amount of A$14.8 million. To the extent that currency fluctuations cause the face amount of the Australian Term Letter of Credit or the Australian Revolving Letter of Credit to exceed on a US$ equivalent basis their respective subfacility limits, availability will be correspondingly reduced under the Revolving Credit Facility. Commitment fees ranging from 0.2% to 0.5% per annum are required on the undrawn portions of the Revolving Credit Facility and the term loans.

   The credit facilities provide for a $70.0 million Term Loan A, $21.5 million of which was outstanding at December 31, 2000 and a $65.0 million Term Loan B, $51.0 million of which was outstanding at December 31, 2000. In addition, $16.8 million was outstanding on the A$ denominated term loan at December 31, 2000.

   The term loans and the Revolving Credit Facility under the credit facilities provide for interest at variable rates. At December 31, 2000 the effective rates on the term loans were 8.28% for Term Loan A, 8.77% for Term Loan B and 6.31% for the Australian term loan. The Revolving Credit Facility, Term Loan A and the Australian term loan expire November 30, 2003, and Term Loan B expires November 30, 2004.

   Substantially all of the Company's assets, including the assets of significant subsidiaries other than Koppers Europe, are pledged as collateral for the credit facilities. The credit facilities contain certain covenants that limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

   At December 31, 2000 the aggregate debt maturities for the next five years are as follows (in millions):

   2001................................................................... $14.3
   2002...................................................................  14.3
   2003...................................................................  43.9
   2004...................................................................  44.0
   2005...................................................................   --

 Senior Subordinated Notes Due 2007

   The Company has $175.0 million of Senior Subordinated Notes Due 2007 (the "Subordinated Notes"). The Subordinated Notes bear interest at 9 7/8% per annum, with interest payable on June 1 and December 1 of each year. The Subordinated Notes are unsecured and rank junior to all existing and future senior debt of the Company, and are effectively subordinated to all secured obligations to the extent of the assets securing such obligations.

   The Subordinated Notes are redeemable, at the Company's option, at any time on or after December 1, 2002 and prior to maturity, at redemption prices ranging from 104.938% of the principal amount in 2002 to 100.0% of the principal amount in 2005. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Subordinated Notes with the net proceeds of one or more issuances of common stock at

                            KOPPERS INDUSTRIES, INC.

a redemption price of 109.875% plus accrued interest. Deferred financing costs associated with the credit facilities and the issuance of the Subordinated Notes totaled approximately $16.0 million and are being amortized over the life of the related debt.

   Deferred financing costs (net of accumulated amortization of $6.2 million at December 31, 2000, $4.2 million at December 31, 1999 and $2.2 million at December 31, 1998) were $10.4 million, $12.4 million and $14.4 million at December 31, 2000, 1999 and 1998, respectively, and are included in other assets.

   At December 31, 2000 the Company had $10.6 million of standby letters of credit outstanding, with terms ranging from one to two years.

4. Stock Activity

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

   In October 1999, a Director of the Company purchased 55,294 shares of common stock of the Company for $0.9 million; 35,294 of the shares were financed through an interest-free loan from the Company in the amount of $0.6 million due in 2009. The shares related to the loan are restricted and vest at a rate of 20% per year. At December 31, 2000 21,176 of such shares were restricted. In the event that the Director no longer serves on the Board of Directors, the loan must be repaid.

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

   The Stockholders' Agreement provides for annual stock redemptions at the Company's option, provided that all relevant covenants with the Company's lenders and noteholders are met.

 Common Stock Subject to Redemption

   The Stockholders' Agreement requires the Company, subject to cash payment limitations under the terms of existing debt covenants, to redeem certain shares of common stock owned by members of management upon a "termination event" relative to a management employee. A termination event is defined as retirement, death, disability or resignation. At December 31, 2000 and 1999 the maximum redemptions that could be paid under the Stockholders' Agreement, subject to existing debt covenants, were $34.7 million and $25.6 million, respectively. The value of shares subject to redemption under the terms of the Stockholders' Agreement is segregated from other common stock on the face of the balance sheet. There were approximately 1.1 million shares of common stock at December 31, 2000 subject to the redemption provisions of the Stockholders' Agreement.

   The aggregate redemption amounts under the Stockholders' Agreement for the next three years based on termination events of which the Company is aware are as follows:

   2001............................................................ $2.4 million
   2002............................................................ $2.2 million
   2003............................................................ $2.1 million

                            KOPPERS INDUSTRIES, INC.

5. Pension and Other Postretirement Benefit Plans

                                                  Pension          Other
                                                 Benefits        Benefits
                                               --------------  --------------
                                                2000    1999    2000    1999
                                               ------  ------  ------  ------
                                               (In millions)   (In millions)
Change in benefit obligation:
  Benefit obligation at beginning of year..... $ 85.6  $ 82.0  $ 13.4  $ 14.4
  Service cost................................    3.7     3.5     0.2     0.2
  Interest cost...............................    5.9     5.5     0.8     0.9
  Amendments..................................    0.9     0.2     --      --
  Actuarial gains (losses)....................   (1.2)   (1.3)   (2.2)   (1.4)
  Benefits paid...............................   (4.6)   (4.3)   (0.9)   (0.7)
  Acquisitions................................   26.5     --      --      --
                                               ------  ------  ------  ------
Benefit obligation at end of year............. $116.8  $ 85.6  $ 11.3  $ 13.4
                                               ======  ======  ======  ======
Change in plan assets:
  Fair value of plan assets at beginning of
   year....................................... $ 75.7  $ 74.8  $  --   $  --
  Actual return on plan assets................    1.1     3.8     --      --
  Employer contribution.......................    1.4     1.4     0.9     0.7
  Benefits paid...............................   (4.6)   (4.3)   (0.9)   (0.7)
  Acquisitions................................   29.8     --      --      --
                                               ------  ------  ------  ------
Fair value of plan assets at end of year...... $103.4  $ 75.7  $  0.0  $  0.0
                                               ======  ======  ======  ======
Funded status of the plan..................... $(13.4) $ (9.9) $(11.3) $(13.4)
Unrecognized transitional (asset)/obligation..   (3.3)    --      --      --
Unrecognized actuarial (gain) loss............    2.5    (1.5)   (4.6)   (2.7)
Unrecognized prior service cost...............    1.7     1.2    (2.9)   (3.6)
                                               ------  ------  ------  ------
Net amount recognized......................... $(12.5) $(10.2) $(18.8) $(19.7)
                                               ======  ======  ======  ======
Disclosures:
Amounts recognized in the statement of
 financial position consist of:
  Accrued benefit liability................... $(12.5) $(10.7) $(18.8) $(19.7)
  Intangible asset............................    --      0.5     --      --
                                               ------  ------  ------  ------
Net amount recognized......................... $(12.5) $(10.2) $(18.8) $(19.7)
                                               ======  ======  ======  ======
Weighted-average assumptions as of December
 31:
Discount rate.................................   7.25%   7.00%   7.25%   7.00%
Expected return on plan assets................   9.00%   9.00%
Rate of compensation increase.................   4.00%   4.00%
Initial medical trend rate....................                   8.00%   8.00%

   The 2000 initial medical trend rate was assumed to decrease gradually to 5.0% in 2006 and remain at that level thereafter.

Components of net periodic benefit cost:
  Service cost................................ $  3.7  $  3.5  $  0.2  $  0.2
  Interest cost...............................    5.9     5.5     0.8     0.9
  Expected return on plan assets..............   (6.5)   (6.6)    --      --
  Amortization of prior service cost..........    0.5     0.2    (0.9)   (0.8)
                                               ------  ------  ------  ------
Net periodic benefit cost..................... $  3.6  $  2.6  $  0.1  $  0.3
                                               ======  ======  ======  ======

                            KOPPERS INDUSTRIES, INC.

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

   The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                        1% Increase 1% Decrease
                                                        ----------- -----------
   Effect on total of service and interest cost
    components in 2000.................................    $0.1        ($0.1)
   Effect on postretirement benefit obligation as of
    December 31, 2000..................................    $0.6        ($0.5)

   Incentive Plan--The Company has established a management incentive plan based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this Plan was $2.5 million in 2000, $3.2 million in 1999 and $0.8 million in 1998.

   Employee Savings Plan--The Company has established an employee savings plan for all eligible salaried employees that conforms to Section 401(k) of the Internal Revenue Code. Under the plan, participating employees can elect to contribute up to 16% of their salaries with a regular Company matching contribution equivalent to 100% of the first 1% plus 50% of the next 2% of contributions.

   The Company's regular contributions amounted to $0.6 million in 2000 and 1999 and $0.5 million in 1998. The Company may also make a supplemental contribution at the end of each Plan Year subject to approval by the Board of Directors. Expense for supplemental contributions amounted to $0.2 million, $0.4 million, and $0.1 million in 2000, 1999 and 1998, respectively. All regular and supplemental matching contributions were made in common stock of the Company held in Treasury until October 1, 1998. Subsequently such contributions have been made in cash.

6. Income Taxes

 Monessen Transaction

   In December 1999 the Company entered into an agreement to transfer substantially all future non-conventional fuel tax credits generated as a result of the production and sale of coke at the coke facility in Monessen, Pennsylvania (the "Monessen Facility") to a third party (the "Monessen Transaction"). For the years ended December 31, 2000 and 1999 the Company received $8.6 million and $0.8 million, respectively, for the transfer of tax credits, which is recorded as other income. Under current tax legislation, the tax credits expire in 2002. Prior to the Monessen Transaction, the Company earned these credits. Credits utilized for current and deferred tax benefits for the years ended December 31, 2000, 1999 and 1998 amounted to $0.1 million, $10.2 million and $9.5 million, respectively.

                            KOPPERS INDUSTRIES, INC.

   Components of the Company's income tax provision (benefit) are as follows:

                                                             Years Ended
                                                             December 31,
                                                          --------------------
                                                          2000   1999    1998
                                                          -----  -----  ------
                                                            (In millions)
   Current:
     Federal............................................. $ 1.8  $ 1.3  $  5.4
     State...............................................   --     0.2     0.6
     Foreign.............................................   7.9    4.0     2.4
                                                          -----  -----  ------
       Total current tax provision.......................   9.7    5.5     8.4
   Deferred:
     Federal.............................................   6.7   (5.8)  (11.5)
     State...............................................   0.3   (0.6)    1.3
     Foreign.............................................  (0.1)   1.1     1.5
                                                          -----  -----  ------
       Total deferred tax provision (benefit)............   6.9   (5.3)   (8.7)
                                                          -----  -----  ------
   Total income tax provision (benefit).................. $16.6  $ 0.2  $ (0.3)
                                                          =====  =====  ======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     December
                                                                        31,
                                                                    -----------
                                                                    2000  1999
                                                                    ----- -----
                                                                        (In
                                                                     millions)
   Deferred tax assets:
     Alternative minimum tax credits............................... $14.0 $15.6
     Other postretirement benefits obligation......................   9.6   9.9
     Reserves, including insurance and product warranty............  14.3  16.0
     Book/tax inventory accounting.................................   3.1   2.5
     Accrued vacation..............................................   2.6   2.7
     Excess tax basis on Koppers Australia assets..................  13.7  15.0
     Monessen Transaction..........................................   3.5   4.1
     Other.........................................................   2.8   2.2
                                                                    ----- -----
       Total deferred tax assets...................................  63.6  68.0
                                                                    ----- -----
   Deferred tax liabilities:
     Tax over book depreciation and amortization...................  17.0  15.0
     Other.........................................................   4.7   4.0
                                                                    ----- -----
     Total deferred tax liabilities................................  21.7  19.0
                                                                    ----- -----
     Net deferred tax assets....................................... $41.9 $49.0
                                                                    ===== =====

   Income before income taxes for 2000 and 1999 included $21.4 million and $15.1 million, respectively, from foreign operations.

                            KOPPERS INDUSTRIES, INC.

   The provision (benefit) for income taxes is reconciled with the federal statutory rate as follows:

                                                              Years Ended
                                                              December 31,
                                                            ------------------
                                                            2000  1999   1998
                                                            ----  -----  -----
   Federal................................................. 35.0%  35.0%  35.0%
     State, net of federal tax benefit.....................  0.5   (1.0)   6.9
     Equity in earnings of foreign affiliates.............. (0.9)  (1.2)  (0.1)
     Foreign taxes......................................... 12.6   11.8    4.0
     Section 29 credits.................................... (0.3) (40.5) (46.8)
     Non-deductible environmental fines....................  5.2    --     0.1
     Other................................................. (0.4)  (3.5)  (0.5)
                                                            ----  -----  -----
                                                            51.7%   0.6%  (1.4)%
                                                            ====  =====  =====

   The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2000 consolidated retained earnings of the Company included approximately $10 million of undistributed earnings from these investments. The Company has an alternative minimum tax credit carryforward of approximately $14.0 million. The credit has no expiration date.

7. Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                          Years Ended December
                                                                  31,
                                                          --------------------
                                                           2000   1999   1998
                                                          ------ ------ ------
                                                          (In millions except
                                                           per share figures)
   Numerator for basic and diluted:
     Net income.......................................... $ 14.7 $ 24.2 $ 20.1
   Denominators:
     Weighted-average common shares......................    1.4    1.4    1.6
   Effect of dilutive securities:
     Convertible preferred stock.........................    2.3    2.3    2.3
     Employee stock options..............................    0.1    0.2    0.3
                                                          ------ ------ ------
   Dilutive potential common shares......................    2.4    2.5    2.6
   Denominators for diluted earnings per share-adjusted
    weighted-average shares and assumed conversions......    3.8    3.9    4.2
   Net income:
     Basic earnings per share............................ $10.64 $16.70 $12.64
     Diluted earnings per share.......................... $ 3.83 $ 6.23 $ 4.85

8. Stock Options

   The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants. In 2000, 1999 and 1998 the

                            KOPPERS INDUSTRIES, INC.

Company recognized $0.3 million, $0.2 million and $1.5 million of expense related to the redemption of stock options by terminated employees. Included in capital in excess of par value, the Company also recorded tax benefits of approximately $0.6 million and $0.7 million for stock option exercises in 2000 and 1998, respectively, for active employees.

   The pro forma effect on net income and earnings per share for 2000, 1999 and 1998 of the fair value method required by Statement No. 123, "Accounting for Stock-Based Compensation" is immaterial. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: Risk-free interest rate of 5.56%, dividend yield of 0.0%, volatility factor of .2, and an expected option life of 10 years.

   Approximately 0.5 million options were outstanding at December 31, 2000, to purchase shares of common stock to certain key executives at various exercise prices. All options granted have 10-year terms; all vest and become fully exercisable at the end of three years of continued employment, except for options granted in 2000, 1999 and 1998, which have a vesting period of five years.

   A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                 2000              1999              1998
                           ----------------- ----------------- -----------------
                                   Weighted-         Weighted-         Weighted-
                                    Average           Average           Average
                           Options Exercise  Options Exercise  Options Exercise
                            (000)    Price    (000)    Price    (000)    Price
                           ------- --------- ------- --------- ------- ---------
Outstanding at beginning
 of year.................    510      $10      511      $10      626      $ 5
Granted..................     55       23       15       17      149       17
Exercised................    (95)       4      (16)       4     (264)       3
                             ---               ---              ----
Outstanding at end of
 year....................    470      $13      510      $10      511      $10
                             ===               ===              ====
Exercisable at end of
 year....................    321      $10      379      $ 8      362      $ 7
                             ===               ===              ====
Weighted-average fair
 value of options granted
 during the year.........    $ 7               $ 5              $  5

   Exercise prices for options outstanding as of December 31, 2000 ranged from $2.00 to $23.00, and the weighted-average remaining contractual life of those options was 5.6 years. The following table indicates the number of options outstanding for each respective exercise price (options in thousands):

                                                          Options outstanding
   Exercise Price                                         at December 31, 2000
   --------------                                         --------------------
       $ 2.00                                                       2
        2.77                                                       22
        3.59                                                       68
        3.57                                                       27
       10.56                                                       56
       14.00                                                      102
       17.00                                                      121
       17.25                                                       17
       23.00                                                       55
                                                                  ---
                                                                  470

                            KOPPERS INDUSTRIES, INC.

9. Commitments and Contingencies

General

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

Environmental Matters

   The Company is subject to federal, state and local laws and regulations and potential liabilities relating to, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third-party claims for cleanup or for injuries resulting from contamination at sites associated with past and present operations.

 Environmental Liabilities Retained or Assumed by Others

   The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental liabilities. The most significant of these agreements was entered into at the Company's inception in 1988 with Beazer East, Inc. ("Beazer East"). Under the terms of the agreement, Beazer East retained the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as against third-party claims arising from such past contamination and claims (including toxic tort claims) relating to operations conducted at those properties prior to the formation of the Company (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC in 1991. In 1998 Hanson PLC signed an agreement under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

   The Indemnity provides four different mechanisms by which Beazer East is to indemnify Koppers with regard to environmental claims or environmental cleanup liabilities. First, if the claim or liability involves hazardous substances that were generated at facilities owned or operated before the Acquisition and disposed of at third-party locations before the Acquisition, then Beazer East is required to indemnify Koppers regardless of when the claim or liability is asserted. Second, if the claim involves a personal injury and is asserted by an employee as a result of exposure to toxic substances in the workplace, then the claim is allocated in proportion to the length of time the employee worked for each entity. Third, if the claim involves costs for disposal of contaminated soil from facilities owned or operated before the Acquisition and generated as a result of a voluntary decision by Koppers, then Beazer East is required to indemnify Koppers for ninety percent (90%) of all disposal costs over $0.1 million in any single year. Fourth, if the claim or cleanup liability involves investigation, response, removal, or remedial costs at facilities owned or operated before the Acquisition and

                            KOPPERS INDUSTRIES, INC.

for conditions occurring or existing prior to the Acquisition, then Beazer East is required to indemnify Koppers if the claim or liability is a pre-Acquisition environmental claim or a pre-Acquisition environmental cleanup liability. A claim or liability can have pre-Acquisition status in one of two ways. It can be asserted by a third party (someone other than Koppers) before December 29, 2000, or Beazer East must have received (including from Koppers) "specific and particularized notice with respect to acts, omissions, conditions or circumstances that may give rise" to the claim or liability before December 29, 2000. The Company has taken appropriate steps to satisfy these conditions.

   Five sites owned and/or operated by Koppers are listed on the National Priorities List ("NPL") promulgated under CERCLA. These sites are the Feather River, California wood treating facility, the Gainesville, Florida wood treating facility, the Galesburg, Illinois wood treating facility, the Florence, South Carolina wood treating facility, and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many of Koppers' sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

   The Company has been named in a toxic tort action, along with other defendants, arising from the operation of the wood treating facility in Green Spring, West Virginia ("Green Spring"). Allegations include personal injury and property damage related to the operations of Green Spring from the mid-1940's through 1992. As a result of litigation among CSX Transportation, Inc. ("CSX"), Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations under the Indemnity in connection with Green Spring. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters associated with this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   The Company has also been named in a toxic tort action that arises from operations at its wood treating facility in North Little Rock, Arkansas. Allegations include personal injury and property damage related to plant operations for an unspecified period of time. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters associated with this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the Indemnity have averaged approximately $9 million per year. If for any reason (including financial incapability) one or more of such parties failed to do so and the Company were held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the Company may be unable to do so, and the imposition of such liabilities on the Company would have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

                            KOPPERS INDUSTRIES, INC.

 Other Environmental Matters

   In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. The Company has entered into negotiations with the EPA regarding possible settlement. There can be no assurance that any additional monetary penalty would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   During a Company-initiated investigation at the Company's coke facility in Woodward, Alabama ("Woodward Coke") prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. The United States Department of Justice and the EPA have been investigating this matter, which has led to a settlement demand in 2001 of $5 million and certain admissions. The Company intends to enter into negotiations with the EPA regarding possible settlement. There can be no assurance that any such monetary penalty would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the facilities of Koppers Australia Pty. Limited ("Koppers Australia") have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. The Mayfield plant has notified the environmental authorities that it is a "contaminated site." Although the relevant regulatory authorities in Australia have not required the investigation or remediation of these or other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. There can be no assurance that the incurrence by the Company of any such costs would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

 Rents

   Rent expense for 2000, 1999 and 1998 was $19.9 million, $19.6 million and $23.3 million, respectively. Commitments during the next five years under operating leases aggregate to approximately $73 million, ranging from $15.2 million in 2001 to $13.6 million in 2005.

                            KOPPERS INDUSTRIES, INC.

10. Operations by Business Segment

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

                                            Business Segments
                                          ---------------------
                                            Carbon    Railroad
                                           Materials  & Utility
                                          & Chemicals Products  All Other Total
                                          ----------- --------- --------- ------
                                                      (In millions)
Year ended December 31, 2000:
Revenues from external customers.........   $421.3     $302.2     $--     $723.5
Intersegment revenues....................     18.7        --       --       18.7
Depreciation and amortization............     19.8        8.0      2.2      30.0
Operating profit (loss)..................     36.3       13.9     (0.9)     49.3
Segment assets...........................    305.8      127.4     50.7     483.9
Capital expenditures.....................     23.3        6.5      0.3      30.1

Year ended December 31, 1999:
Revenues from external customers.........   $356.2     $307.7     $0.2    $664.1
Intersegment revenues....................     13.4        --       --       13.4
Depreciation and amortization............     16.7        8.0      2.4      27.1
Operating profit (loss)..................     28.6       24.0     (1.9)     50.7
Segment assets...........................    263.9      130.1     83.7     477.7
Capital expenditures.....................     17.0        6.6      0.6      24.2

Year ended December 31, 1998:
Revenues from external customers.........   $346.7     $320.7     $3.2    $670.6
Intersegment revenues....................     16.6        --       --       16.6
Depreciation and amortization............     19.6        8.9      2.1      30.6
Operating profit (loss)..................     27.3       22.1     (1.8)     47.6

                            KOPPERS INDUSTRIES, INC.

                                                             Years Ended
                                                            December 31,
                                                         ---------------------
                                                          2000    1999   1998
                                                         ------  ------  -----
                                                            (In millions)
Profit or Loss
Operating profit for reportable segments................ $ 50.2  $ 52.6  $49.4
Corporate depreciation and amortization.................   (2.2)   (2.4)  (2.1)
Equity in earnings of affiliates........................    2.2     1.7    2.4
Other income............................................    9.9     1.3    0.3
                                                         ------  ------  -----
  Income before interest expense, income tax provision
   and minority interest................................ $ 60.1  $ 53.2  $50.0
                                                         ======  ======  =====
Assets
Total assets for reportable segments.................... $433.2  $394.0
Equity investments......................................    --     12.8
Deferred financing......................................   10.4    12.4
Deferred taxes..........................................   41.7    49.0
Fixed assets............................................    1.6     1.7
Other...................................................    7.3     5.7
Cash and short-term investments.........................    0.4     4.9
Elimination of intercompany receivables.................  (10.7)   (2.8)
                                                         ------  ------
  Total consolidated assets............................. $483.9  $477.7
                                                         ======  ======
Geographic Information
United States:
Revenues from external customers........................ $551.3  $553.5
Long-lived assets.......................................  200.3   228.3
Australia and Pacific Rim:
Revenues from external customers........................ $115.7  $110.6
Long-lived assets.......................................   44.8    55.1
Europe:
Revenues from external customers........................ $ 56.5  $  --
Long-lived assets.......................................   16.9     --

11. Financial Information for Subsidiary Guarantors

   The Company's payment obligations under the 9 7/8% Senior Subordinated Notes due 2007 are fully and unconditionally guaranteed on a joint and several basis by Koppers Industries, Inc. (parent), Koppers Industries International Trade Corporation, Koppers Australia Pty. Limited, Koppers Industries of Delaware, Inc. and Koppers Industries B.W., Inc. (collectively, the "Guarantor Subsidiaries"). The New Notes have not been guaranteed by KHC Assurance, Inc., Tarconord A/S (known as Koppers Europe subsequent to the Koppers Europe Acquisition), and KSA Limited Partnership (collectively, the "Non-Guarantor Subsidiaries"). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                            KOPPERS INDUSTRIES, INC.

                   Summarized Condensed Financial Information
                      For the Year Ended December 31, 2000

                                                   Non-
                                   Guarantor    Guarantor
                          Parent  Subsidiaries Subsidiaries Eliminations Consolidated
                          ------  ------------ ------------ ------------ ------------
Current assets..........  $170.3     $107.3       $170.5      $(226.2)      $221.9
Non-current assets......   267.5       46.7         49.1       (101.3)       262.0
Current liabilities.....   219.9       28.7         92.5       (226.6)       114.5
Non-current liabilities.   244.1       18.0         76.0         (3.3)       334.8
Net sales...............   526.7      127.4         93.5        (24.1)       723.5
Gross profit (after
 depreciation and
 amortization)..........    51.3       45.2          9.6        (11.4)        94.7
Net income (loss).......    (3.5)      20.4          6.5         (8.7)        14.7

                   Summarized Condensed Financial Information
                      For the Year Ended December 31, 1999

                                                  Non-
                                  Guarantor    Guarantor
                          Parent Subsidiaries Subsidiaries Eliminations Consolidated
                          ------ ------------ ------------ ------------ ------------
Current assets..........  $163.4    $103.9       $123.0      $(196.0)      $194.3
Non-current assets......   253.7      53.1         42.0        (65.4)       283.4
Current liabilities.....   218.4      29.5         45.1       (196.0)        97.0
Non-current liabilities.   300.4      29.5         17.4           --        347.3
Net sales...............   550.4     122.5          8.9        (17.7)       664.1
Gross profit (after
 depreciation and
 amortization)..........    53.7      45.5         (5.4)        (5.7)        88.1
Net income (loss).......    10.6      22.7         (6.1)        (3.0)        24.2

                   Summarized Condensed Financial Information
                      For the Year Ended December 31, 1998

                                                  Non-
                                  Guarantor    Guarantor
                          Parent Subsidiaries Subsidiaries Eliminations Consolidated
                          ------ ------------ ------------ ------------ ------------
Current assets..........  $140.3    $ 84.1       $105.6      $(136.5)      $193.5
Non-current assets......   324.4      54.8         88.3       (179.4)       288.1
Current liabilities.....   189.9      19.5         15.9       (136.7)        88.6
Non-current liabilities.   338.9      44.8          0.8         (4.0)       380.5
Net sales...............   565.2     117.4           --        (12.0)       670.6
Gross profit (after
 depreciation,
 amortization and
 restructuring).........    55.9      35.1          1.5         (7.2)        85.3
Net income (loss).......     6.7      15.7          3.5         (5.8)        20.1

                            KOPPERS INDUSTRIES, INC.

12. Selected Quarterly Financial Data (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                         1st Quarter    2nd Quarter   3rd Quarter   4th Quarter
                        -------------  ------------- ------------- -------------
                         2000   1999    2000   1999   2000   1999   2000   1999
                        ------ ------  ------ ------ ------ ------ ------ ------
                                (In millions, except per share figures)
Net sales.............. $160.9 $157.4  $179.8 $172.8 $194.9 $170.8 $187.9 $163.1
Operating profit....... $  8.0 $  6.7  $ 15.7 $ 14.6 $ 15.6 $ 16.7 $ 10.0 $ 12.7
Net income (loss)...... $  2.1 $ (0.2) $  6.0 $  8.6 $  5.8 $ 11.1 $  0.8 $  4.7
Income (loss) per share of
 Common Stock:
  Basic earnings (loss)
   per share........... $ 1.49 $(0.11) $ 4.39 $ 5.71 $ 4.19 $ 7.95 $ 0.58 $ 3.40
  Diluted earnings
   (loss) per share.... $ 0.54 $(0.11) $ 1.58 $ 2.18 $ 1.51 $ 2.90 $ 0.21 $ 1.23

13. Subsequent Event (Unaudited)

   In February 2001 the Company's Board of Directors approved the closure of the utility pole facility located in Feather River, California in March 2001. This is expected to result in a charge of $3.5 million in the first quarter of 2001. Completion of the closure is expected by year-end 2001, with additional estimated charges of $1.1 million in operating losses. Substantially all of the charges will be cash charges.

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

      /s/ Robert Cizik
 .............................  Non-Executive Chairman          March 21, 2001
        Robert Cizik           and Director

    /s/ Walter W. Turner
 .............................  President, Chief                March 21, 2001
      Walter W. Turner         Executive
                               Officer and Director
                               (Principal Executive
                               Officer)

     /s/ Donald E. Davis
 .............................  Chief Financial                 March 21, 2001
       Donald E. Davis         Officer
                               (Principal Financial
                               Officer,
                               Principal Accounting
                               Officer)

   /s/ Clayton A. Sweeney
 .............................  Director                        March 21, 2001
     Clayton A. Sweeney

  /s/ Christian L. Oberbeck
 .............................  Director                        March 21, 2001
    Christian L. Oberbeck

       /s/ N.H. Prater
 .............................  Director                        March 21, 2001
         N.H. Prater

  /s/ David M. Hillenbrand
 .............................
    David M. Hillenbrand       Director                        March 21, 2001

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
   *3.1  Restated and Amended Articles of Incorporation of the Company
         (Incorporated by reference from Exhibit 4.1 of the Company's Form S-8
         Registration Statement filed December 22, 1997.
   *3.2  Restated and Amended By-Laws of the Company (Incorporated by reference from Exhibit 4.2 of the Company's Form S-8 Registration Statement
         filed December 22, 1997).
   *4.1  Indenture between the Company and Integra Trust Company, National
         Association, as Trustee (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31,
         1993).
   *4.2  Indenture, dated as of December 1, 1997 between the Company and PNC
         Bank, National Association (the "Trustee") (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration
         Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
   *9.1  Stockholders' Agreement by and among Koppers Industries, Inc., KAP
         Investments, Inc., Cornerstone-Spectrum, Inc., APT Holdings
         Corporation and the Management Investors referred to therein, the most recent amendment dated as of August 16, 1995 (Incorporated by reference to respective exhibits to the Company's Amendment No. 1 to
         Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
   *9.2  Stock Subscription Agreement dated as of December 26, 1988
         (Incorporated by reference to respective exhibits to the Company's
         Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the
         Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
   *9.3  Stockholders' Agreement by and among Koppers Industries, Inc.,
         Saratoga Partners III, L. P. and the Management Investors referred to therein, dated December 1, 1997 (Incorporated by reference from
         Exhibit 4.3 of the Company's Form S-8 Registration Statement filed
         December 22, 1997).
  *10.1  Asset Purchase Agreement, dated as of December 28, 1988, between the
         Company and Koppers Company, Inc. (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *10.2  Asset Purchase Agreement Guarantee, dated as of December 28, 1988, provided by Beazer PLC (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *10.6  Retirement Plan of Koppers Industries, Inc. and Subsidiaries for
         Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule
         424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *10.7  Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
  *10.8  Koppers Industries, Inc. Employee Savings Plan (Incorporated by
         reference to respective exhibits to the Company's Prospectus filed
         February 7, 1994 in connection with the offering of the 8 1/2% Senior
         Notes due 2004).
 *10.10  Koppers Industries, Inc. Survivor Benefit Plan (Incorporated by
         reference to respective exhibits to the Company's Prospectus filed
         February 7, 1994 pursuant to Rule 424(b) of the Securities Act of
         1933, as amended, in connection with the offering of the 8 1/2% Senior
         Notes due 2004).
 *10.11  Koppers Industries, Inc. Stock Option Plan, as Restated and Amended as
         of February 21, 1996 (Incorporated by reference to respective exhibits to the Company's Amendment No. 1 to Form S-1 Registration Statement
         filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).

 Exhibit
   No.                                 Description
 -------                               -----------
 *10.18  Employment Contract for Donald P. Traviss dated October 17, 1994
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1995).
 *10.19  Employment Contract for Robert K. Wagner dated February 29, 1996
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1995).
 *10.25  Restated and Amended Employee Stock Option Plan (Incorporated by
         reference to respective exhibits to the Company's Amendment No. 1 to
         Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
 *10.27  Volume Treatment Agreement CSX-Koppers dated as of January 30, 1997
         (Incorporated by reference to respective exhibits to the Company's
         Form 10-K for the year ended December 31, 1996).
 *10.28  Credit Agreement, dated as of December 1, 1997 by and among the
         Company, the Banks from time to time parties thereto and Swiss Bank
         Corporation and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
 *10.29  Advisory Services Agreement between the Company and Saratoga Partners
         III, L.P. (Incorporated by reference to respective exhibits to the
         Company's Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior
         Subordinated Notes due 2007).
 *10.30  Compensation contracts and Promissory Note for Robert Cizik.
  *21.1  Amended List of Subsidiaries of the Company (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration
         Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
   23.1  Consent of Ernst & Young LLP

--------
* Previously filed.

                            KOPPERS INDUSTRIES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                   (In millions)
               For the years ended December 31, 2000, 1999 and 1998

                                       Balance at Additions             Balance
                                       beginning   charged              at close
                                        of year   to Expense Deductions of year
                                       ---------- ---------- ---------- --------
2000
Allowance for doubtful accounts.......    $1.1       $3.3       $3.5      $0.9
                                          ====       ====       ====      ====
1999
Allowance for doubtful accounts.......    $1.2       $0.1       $0.2      $1.1
                                          ====       ====       ====      ====
1998
Allowance for doubtful accounts.......    $0.8       $0.6       $0.2      $1.2
                                          ====       ====       ====      ====