Form 10-Q
period 2001-03-31
KOPPERS INDUSTRIES INC
filed 2001-05-01
CIK 916075

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

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

                              436 Seventh Avenue
                        Pittsburgh, Pennsylvania 15219
                   (Address of principal executive offices)

                                (412) 227-2001
             (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X   No

   Common Stock, par value $.01 per share, outstanding at April 10, 2001 amounted to 1.3 million shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share amounts)

                                                                 Three Months
                                                                     Ended
                                                                   March 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
                                                                  (Unaudited)
Net sales....................................................... $174.7  $160.9
Operating expenses:
  Cost of sales.................................................  149.1   136.6
  Depreciation and amortization.................................    7.6     7.0
  Selling, general and administrative...........................   10.7     9.3
  Restructuring charges.........................................    3.3      --
                                                                 ------  ------
    Total operating expenses....................................  170.7   152.9
                                                                 ------  ------
Operating profit................................................    4.0     8.0
Equity in earnings of affiliates................................     --     1.0
Other income....................................................    2.1     2.0
                                                                 ------  ------
Income before interest expense, income taxes and minority
 interest.......................................................    6.1    11.0
Interest expense................................................    6.6     6.9
                                                                 ------  ------
Income (loss) before income taxes and minority interest.........   (0.5)    4.1
Income tax provision (benefit)..................................   (1.3)    1.8
Minority interest...............................................    0.2     0.2
                                                                 ------  ------
Net income...................................................... $  0.6  $  2.1
                                                                 ======  ======
  Basic earnings per share of common stock...................... $ 0.45  $ 1.49
                                                                 ======  ======
  Diluted earnings per share of common stock.................... $ 0.16  $ 0.54
                                                                 ======  ======

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)      *
ASSETS
Current assets:
  Cash and cash equivalents...........................   $  12.7     $   6.8
  Accounts receivable less allowance for doubtful
   accounts of $0.9
   in 2001 and 2000...................................      90.3        97.9
  Inventories:
    Raw materials.....................................      52.8        56.6
    Work in process...................................       3.7         3.8
    Finished goods....................................      56.5        57.2
    LIFO reserve......................................     (11.2)      (11.9)
                                                         -------     -------
      Total inventories...............................     101.8       105.7
    Deferred tax benefit..............................       7.6         7.7
    Other.............................................       3.3         3.8
                                                         -------     -------
      Total current assets............................   $ 215.7     $ 221.9
Investments...........................................       4.0         5.7
Fixed assets..........................................     391.4       392.9
    Less: accumulated depreciation....................    (220.0)     (217.1)
                                                         -------     -------
    Net fixed assets..................................   $ 171.4     $ 175.8
Goodwill, net of accumulated amortization.............      28.0        28.9
Deferred tax benefit..................................      36.8        34.2
Other assets..........................................      16.7        17.4
                                                         -------     -------
      Total assets....................................   $ 472.6     $ 483.9
                                                         =======     =======

*Summarized from audited fiscal year 2000 balance sheet.


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions except per share amounts)

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)      *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................    $ 47.2       $ 54.3
  Accrued liabilities.................................      48.1         45.9
  Current portion of term loans.......................      14.0         14.3
                                                          ------       ------
    Total current liabilities.........................    $109.3       $114.5
Long-term debt:
  Revolving credit....................................      13.3         11.1
  Term loans..........................................      77.0         80.0
  Senior Subordinated Notes due 2007..................     175.0        175.0
  Senior Notes due 2004...............................      11.1         11.1
                                                          ------       ------
    Total long-term debt..............................    $276.4       $277.2
Other long-term reserves..............................      53.9         52.8
                                                          ------       ------
    Total liabilities.................................    $439.6       $444.5
Common stock subject to redemption....................      29.2         30.9
Minority interest.....................................       4.2          4.8
Senior Convertible Preferred Stock, $.01 par value per
 share; 10.0 shares authorized; 2.3 shares issued in
 2001 and 2000........................................        --           --
Common stock, $.01 par value per share; 37.0 shares
 authorized, 2.6 shares issued in 2001 and 2000.......        --           --
Capital in excess of par value........................       9.1          9.1
Receivable from Director for purchase of common stock.      (0.6)        (0.6)
Retained earnings.....................................      35.7         33.3
Accumulated other comprehensive loss:
  Foreign currency translation adjustment.............     (24.1)       (20.1)
Treasury stock, at cost, 1.3 shares in 2001 and 1.2 in
 2000.................................................     (20.5)       (18.0)
                                                          ------       ------
    Total liabilities and stockholders' equity........    $472.6       $483.9
                                                          ======       ======

*Summarized from audited fiscal year 2000 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                 Three Months
                                                                  Ended March
                                                                      31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
                                                                  (Unaudited)
Cash provided by operating activities........................... $ 12.8  $  1.5
Cash provided by (used in) investing activities:
  Capital expenditures..........................................   (2.0)   (2.0)
  Acquisitions and related capital expenditures.................   (3.8)     --
  Other.........................................................    0.5     0.2
                                                                 ------  ------
    Net cash (used in) investing activities.....................   (5.3)   (1.8)
Cash provided by (used in) financing activities:
  Borrowings from revolving credit..............................   43.1     2.9
  Repayments of revolving credit................................  (40.6)   (3.3)
  Repayment of long-term debt...................................   (1.6)   (4.4)
  Purchases of common stock.....................................   (2.4)   (1.7)
                                                                 ------  ------
    Net cash (used in) financing activities.....................   (1.5)   (6.5)
Effect of exchange rates on cash................................   (0.1)   (0.1)
                                                                 ------  ------
Net increase (decrease) in cash.................................    5.9    (6.9)
Cash and cash equivalents at beginning of period................    6.8    18.3
                                                                 ------  ------
Cash and cash equivalents at end of period...................... $ 12.7  $ 11.4
                                                                 ======  ======


                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. That information should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(4) First quarter 2001 results include restructuring charges of $3.3 million related to the closure of the Company's utility pole treating facility in Feather River, California ("Feather River"). The charges are primarily for dismantling of existing buildings and equipment, as the Company had previously taken an asset impairment charge with respect to this facility. The charge also includes $0.4 million for severance benefits for 23 employees located at the facility.

(5) Impact of Recently Issued Accounting Standards. Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001; the impact of the adoption of this statement was not material.

     The Company hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss recorded as Other Income at each reporting period. The fair value of all derivatives is included in Other Current Assets and Other Current Liabilities. As of March 31, 2001 the gains and losses from derivative activity were zero and zero, respectively.

(6) Environmental Matters

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

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies. Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
Corrected reports were submitted to the State of Alabama and the EPA. The United States Department of Justice and the EPA have been investigating this matter, which has led to a settlement demand in February 2001 of $5 million and certain admissions. The Company has entered into negotiations with the EPA regarding possible settlement. There can be no assurance that any such monetary penalty would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

(7) Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months
                                                             Ended March 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
                                                          (In millions except
                                                           earnings per share)
Numerators for basic and diluted earnings per share:
  Net income to common stockholders...................... $      0.6 $      2.1
Denominators:
  Weighted-average common stock..........................        1.3        1.4
Effect of dilutive securities:
  Senior convertible preferred stock.....................        2.3        2.3
  Employee stock options.................................        0.2        0.2
                                                          ---------- ----------
Dilutive potential common shares.........................        2.5        2.5
Denominators for diluted earnings per share-adjusted
 weighted-average shares and assumed conversions.........        3.8        3.9
  Basic earnings per share............................... $     0.45 $     1.49
  Diluted earnings per share............................. $     0.16 $     0.54

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

(8) Comprehensive Income

                                                                Three Months
                                                               Ended March 31,
                                                               ----------------
                                                                 2001     2000
                                                               -------  -------
                                                                (In millions)
Net income.................................................... $   0.6  $   2.1
Other comprehensive income (loss):
  Unrealized currency translation loss........................    (4.0)    (1.8)
                                                               -------  -------
    Total comprehensive income (loss)......................... $(  3.4) $   0.3
                                                               =======  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table sets forth certain sales and operating data for the Company's businesses for the periods indicated:

                                                           Three Months
                                                          Ended March 31,
                                                       -----------------------
                                                           2001         2000
                                                       ----------   ----------
                                                       (Dollars in millions)
Net sales:
  Carbon Materials & Chemicals........................ $    107.1   $     84.1
  Railroad & Utility Products.........................       67.6         76.8
                                                       ----------   ----------
    Total............................................. $    174.7   $    160.9
Percentage of net sales:
  Carbon Materials & Chemicals........................       61.3%        52.3%
  Railroad & Utility Products.........................       38.7%        47.7%
                                                       ----------   ----------
    Total.............................................      100.0%       100.0%
Gross margin (after depreciation and amortization):
  Carbon Materials & Chemicals........................       12.4%        12.0%
  Railroad & Utility Products.........................        7.7%        10.0%
  All Other...........................................       (0.3)%       (0.4)%
                                                       ----------   ----------
    Total.............................................       10.3%        10.7%
Operating profit:
  Carbon Materials & Chemicals........................ $      6.0   $      4.7
  Railroad & Utility Products.........................       (1.5)         3.9
  All Other...........................................       (0.5)        (0.6)
                                                       ----------   ----------
    Total............................................. $      4.0   $      8.0

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000.

   Net Sales. Net sales for the three months ended March 31, 2001 were higher than the same period in 2000, as lower sales for Railroad & Utility Products were more than offset by higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased due to the acquisition of Koppers Europe

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
in May 2000. Net sales for Railroad & Utility Products decreased due primarily to lower sales volumes and prices for crossties sold to short-line railroads. Inter-segment revenues were $6.2 million and $5.0 million for Carbon Materials & Chemicals for the quarters ended March 31, 2001 and 2000, respectively.

   Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased as higher gross margin for Carbon Materials & Chemicals was more than offset by lower gross margin for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased as higher global margins for carbon pitch were partially offset by reductions in sales volumes for phthalic anhydride ("PAA") and creosote. Gross margin for Railroad & Utility Products decreased due to lower volumes and pricing for crossties sold to short-line railroads.

   Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due to higher costs for salaries, legal expenses and expenses related to Koppers China (as defined herein).

   Restructuring Charges. Charges relate to the closure of Feather River in the first quarter of 2001. See "Liquidity and Capital Resources---Plant Closing."

   Equity in Earnings of Affiliates. Equity earnings decreased as a result of the acquisition and consolidation of Koppers Europe beginning in the second quarter of 2000.

   Other Income. Other income includes foreign exchange gains and losses and the monetization of energy tax credits related to the production of coke at the Monessen Facility. See Note 6 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Interest Expense. Interest expense decreased due to lower debt levels and lower interest rates.

   Income Taxes. The Company's effective income tax rate decreased significantly due to negative taxable income in 2001.

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

   As of March 31, 2001 the Company had $12.7 million of cash and cash equivalents and $53.8 million of revolving credit availability for working capital purposes, subject to restrictions imposed under various debt covenants. As of March 31, 2001 $9.5 million of commitments were utilized by outstanding standby letters of credit.

   Net cash provided by operating activities increased due primarily to the generation of approximately $6 million in cash from working capital reductions in 2001 compared to a usage of approximately $8 million in the first quarter of 2000. Partially offsetting this effect was a cash usage of approximately $2 million for deferred tax expense in 2001 compared to a cash generation of approximately $1 million in the first quarter of 2000.

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
   Capital expenditures excluding acquisitions were the same as in the prior year. Acquisitions and related capital expenditures included $2.8 million for the ongoing refurbishment of Koppers (China) Carbon and Chemical Co. Limited ("Koppers China"), a 60%-owned tar distillation facility, and $1 million for the acquisition of the remaining 50% of a timber preservation chemicals business located in South Africa.

   Net cash used in financing activities decreased due primarily to net borrowings on the revolving credit facility and lower term debt repayment in 2001 as compared to the same period in 2000.

   Plant Closing. In February 2001 the Company's Board of Directors approved the closure of Feather River effective in March 2001. This resulted in a restructuring charge of $3.3 million in the first quarter, primarily for the dismantling of existing buildings and equipment. The charge includes $0.4 million for severance benefits for 23 employees located at the facility. Completion of the closure is expected by year-end 2001, with additional estimated charges of $1.1 million in operating losses. Substantially all of the charges will be cash charges.

   Impact of Recently Issued Accounting Standards. Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001; the impact of the adoption of this statement was not material.

   The Company hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss recorded as Other Income at each reporting period. The fair value of all derivatives is included in Other Current Assets and Other Current Liabilities. As of March 31, 2001 the gains and losses from derivative activity were zero and zero, respectively.

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

 Environmental Liabilities Retained or Assumed by Others

   The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental liabilities. The most significant of these agreements was entered into at the Company's inception in 1988 with Beazer East. Under the terms of the agreement, Beazer East retained the liability for and indemnified the Company against cleanup liabilities for past contamination pursuant to the Indemnity and the Guarantee.

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

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

   Five sites owned and/or operated by Koppers are listed on the NPL promulgated under CERCLA: the recently closed Feather River, California wood treating facility; the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many of Koppers' sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

   The Company has been named in a toxic tort action, along with other defendants, arising from the operation of Green Spring. Allegations include personal injury and property damage related to the operations of Green Spring from the mid-1940's through 1992. As a result of litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations under the Indemnity in connection with Green Spring. The Company is currently unable to estimate a range of potential loss, if any, related to this matter. Although management believes that some of the matters associated with this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

   To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the Indemnity have averaged approximately $9 million per year. If

                            KOPPERS INDUSTRIES, INC.

                                  (Unaudited)
for any reason (including financial incapability) one or more of such parties failed to do so and the Company were held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the Company may be unable to do so, and the imposition of such liabilities on the Company would have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

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

   During a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. The United States Department of Justice and the EPA have been investigating this matter, which has led to a settlement demand in February 2001 of $5 million and certain admissions. The Company has entered into negotiations with the EPA regarding possible settlement. There can be no assurance that any such monetary penalty would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the annual meeting of shareholders on February 21, 2001, the following individuals were unanimously elected to continue as Directors: Robert Cizik, Walter W. Turner, Clayton A. Sweeney, N. H. Prater, Christian L. Oberbeck and David M. Hillenbrand. Additionally, Ernst & Young LLP were approved to continue as independent auditors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)Reports on Form 8-K: None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Koppers Industries, Inc.
                                               (Registrant)

Date:
    May 1, 2001
  ...................................     By:      /s/ Donald E. Davis
                                             ..................................
                                                    Donald E. Davis,
                                                 Chief Financial Officer
                                              (Principal Financial Officer,
                                              Principal Accounting Officer)