Form 10-Q
period 2001-06-30
KOPPERS INDUSTRIES INC
filed 2001-08-10
CIK 916075

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-Q



  [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the Quarterly Period Ended June 30, 2001


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---

  Common Stock, par value $.01 per share, outstanding at July 10, 2001 amounted to 1.4 million shares.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            KOPPERS INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share amounts)

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                              2001         2000            2001        2000
                                                              ----         ----            ----        ----
                                                                 (Unaudited)                  (Unaudited)
 Net sales................................................   $189.3       $179.8          $364.0      $340.7
 Operating expenses:
     Cost of sales........................................    154.5        147.5           303.6       284.1
     Depreciation and amortization........................      7.5          7.0            15.1        14.0
     Selling, general and administrative..................     12.3          9.6            23.0        18.9
     Restructuring charges................................        -            -             3.3           -
                                                             ------       ------          ------      ------

          Total operating expenses........................    174.3        164.1           345.0       317.0
                                                             ------       ------          ------      ------

 Operating profit.........................................     15.0         15.7            19.0        23.7
 Equity in earnings of affiliates.........................      0.1          0.5             0.2         1.5
 Other income.............................................      2.6          2.2             4.6         4.2
                                                             ------       ------          ------      ------

 Income before interest expense, income taxes and
  minority interest.......................................     17.7         18.4            23.8        29.4
 Interest expense.........................................      6.2          7.0            12.8        13.9
                                                             ------       ------          ------      ------

 Income before income taxes and minority interest.........     11.5         11.4            11.0        15.5
 Income tax provision.....................................      5.6          5.1             4.3         6.9
 Minority interest........................................      0.2          0.3             0.3         0.5
                                                             ------       ------          ------      ------

     Net income...........................................   $  5.7       $  6.0          $  6.4      $  8.1
                                                             ======       ======          ======      ======

 Basic earnings per share.................................   $ 4.39       $ 4.39          $ 4.79      $ 5.85
                                                             ======       ======          ======      ======
 Diluted earnings per share...............................   $ 1.54       $ 1.58          $ 1.69      $ 2.11
                                                             ======       ======          ======      ======

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)



                                                                         June 30,     December 31,
                                                                          2001           2000
                                                                        ---------      -------
                                                                       (Unaudited)        *
 ASSETS

Current assets:
         Cash and cash equivalents....................................   $  10.8        $   6.8
         Accounts receivable less allowance for doubtful accounts of
          $1.0 in 2001 and $0.9 in 2000...............................     103.4           97.9
         Inventories:
                 Raw materials........................................      48.8           56.6
                 Work in process......................................       3.2            3.8
                 Finished goods.......................................      55.7           57.2
                 LIFO reserve.........................................      (9.8)         (11.9)
                                                                         -------        -------
                        Total inventories.............................      97.9          105.7
         Deferred tax benefit.........................................       7.6            7.7
         Other........................................................       4.4            3.8
                                                                         -------        -------

                 Total current assets.................................   $ 224.1        $ 221.9

Investments...........................................................      12.3            5.7

Fixed assets..........................................................   $ 384.7        $ 392.9
Less: accumulated depreciation........................................    (222.5)        (217.1)
                                                                         -------        -------
         Net fixed assets.............................................   $ 162.2        $ 175.8

Goodwill, net of accumulated amortization.............................      27.8           28.9
Deferred tax benefit..................................................      34.2           34.2
Other assets..........................................................      14.3           17.4
                                                                         -------        -------
                 Total assets.........................................   $ 474.9        $ 483.9
                                                                         =======        =======


     *Summarized from audited fiscal year 2000 balance sheet.

                            See accompanying notes.

                         KOPPERS INDUSTRIES, INC.
                         ------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions except per share amounts)

                                                                                      June 30,       December 31,
                                                                                        2001            2000
                                                                                       ------          ------
                                                                                     (Unaudited)         *
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable...........................................................      $ 49.3         $ 54.3
       Accrued liabilities........................................................        42.4           45.9
       Current portion of term loans..............................................        13.8           14.3
                                                                                        ------         ------

          Total current liabilities...............................................      $105.5         $114.5

Long-term debt:
       Revolving credit...........................................................      $ 34.6         $ 11.1
       Term loans.................................................................        68.2           80.0
       Senior Subordinated Notes due 2007.........................................       175.0          175.0
       Senior Notes due 2004......................................................        11.1           11.1
                                                                                        ------         ------
          Total long-term debt....................................................      $288.9         $277.2
       Other long-term reserves...................................................        56.6           52.8
                                                                                        ------         ------

          Total liabilities.......................................................      $451.0         $444.5

Common stock subject to redemption................................................        31.0           30.9
Minority interest.................................................................         4.8            4.8
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares
   authorized; 2.3 shares issued in 2001 and 2000.................................           -              -
Common stock, $.01 par value per share; 37.0 shares authorized,
   2.8 shares issued in 2001 and 2.6 in 2000......................................         0.1              -
Capital in excess of par value....................................................        11.9            9.1
Receivable from Director for purchase of common stock.............................        (0.6)          (0.6)
Retained earnings.................................................................        25.1           33.3
Accumulated other comprehensive loss;
       Foreign currency translation adjustment....................................       (24.4)         (20.1)
Treasury stock, at cost, 1.4 shares in 2001 and 1.2 in 2000.......................       (24.0)         (18.0)
                                                                                        ------         ------

          Total liabilities and stockholders' equity..............................      $474.9         $483.9
                                                                                        ======         ======

  *Summarized from audited fiscal year 2000 balance sheet.

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                       2001      2000
                                                                                      -------   ------
                                                                                         (Unaudited)
Cash provided by operating activities............................................     $ 18.5   $  8.9

Cash provided by (used in) investing activities:
     Capital expenditures........................................................       (4.8)    (4.7)
     Acquisitions and related capital expenditures...............................       (6.2)   (12.6)
     Other.......................................................................        2.3      0.1
                                                                                      ------   ------

          Net cash (used in) investing activities................................       (8.7)   (17.2)

Cash provided by (used in) financing activities:
     Borrowings from revolving credit............................................      101.5     46.7
     Repayments of revolving credit..............................................      (77.7)   (28.1)
     Repayment of long-term debt.................................................      (11.0)   (13.5)
     Dividends paid..............................................................      (14.6)       -
     Purchases of common stock...................................................       (4.0)    (2.6)
                                                                                      ------   ------


          Net cash provided by (used in) financing activities....................       (5.8)     2.5

Effect of exchange rates on cash.................................................          -     (1.1)
                                                                                      ------   ------

Net increase (decrease) in cash..................................................        4.0     (6.9)

Cash and cash equivalents at beginning of period.................................        6.8     18.3
                                                                                      ------   ------
Cash and cash equivalents at end of period.......................................     $ 10.8   $ 11.4
                                                                                      ======   ======

                            See accompanying notes.

                            KOPPERS INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. That information should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 2000 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q. The results for interim periods are not necessarily indicative of the results to be expected for any future periods or for the full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(2) On June 18, 2001 the Company paid a dividend totaling $14.6 million ($4.00 per share) to all holders of preferred and common stock as of June 14. Additionally, during the second quarter 0.2 million vested stock options were exercised, resulting in $1.0 million of stock repurchases for required tax withholdings.

(3) In June 2001 the Company entered into an agreement with its joint venture partner, Tangshan Iron & Steel Company ("TISCO"), whereby TISCO will bear all responsibility for operating gains and losses for the joint venture through December 31, 2003 even though the Company owns 60% of the stock of the joint venture. Accordingly, the Company has changed its method of accounting from consolidation to the equity method effective June 2001.

(4) Impact of Recently Issued Accounting Standards. Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001; the impact of the adoption of this statement was not material.

    The Company hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss recorded as cost of sales at each reporting period. The fair value of all derivatives is included in Other Current Assets and Other Current Liabilities. For the six months ended June 30, 2001 $0.2 million of losses on forward exchange contracts are included in cost of sales.

    In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.8 million ($0.33 per share) per year. During 2002 the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

    In July 2001 the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The Company has not yet determined the effect, if any, of the adoption of this Statement.

(5)     Environmental Matters

     Environmental Liabilities Retained or Assumed by Others

     The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company's inception in 1988 with Beazer East, Inc. ("Beazer East"). Under the terms of the agreement, Beazer East retained the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as against third-party claims arising from such past contamination and claims (including toxic tort claims) relating to operations conducted at those properties prior to the formation of the Company (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC in 1991. In 1998 Hanson PLC signed an agreement under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

     Five sites owned and/or operated by Koppers are listed on the NPL promulgated under CERCLA: the recently closed Feather River, California wood treating facility ("Feather River"); the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many of Koppers' sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

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

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the facilities of Koppers Australia Pty. Limited ("Koppers Australia") have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. The Mayfield plant has notified the environmental authorities that it is a "contaminated site." Following this notification, the environmental authorities have requested a specific program of ongoing monitoring, the results of which are to be provided to them. They have also requested that Koppers consider a remediation program after determining the extent of the problem. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. There can be no assurance that the incurrence by the Company of any such costs would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Koppers Europe has one operating location in Denmark and three operating locations (plus one closed site which is being dismantled) in the United Kingdom. Although there are ongoing environmental compliance and legacy issues at each of these locations, there are currently no outstanding notices of violation or consent decrees regarding compliance or remediation issues. However, costs associated with compliance and remediation may be substantial and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(6)    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                         Three Months Ended    Six Months Ended
                                                                                              June 30,             June 30,
                                                                                           2001       2000      2001      2000
                                                                                          -----      -----     -----     -----
                                                                                         (In millions except earnings per share)
Numerators for basic and diluted earnings per share:
             Net income to common stockholders.......................................     $ 5.7      $ 6.0     $ 6.4     $ 8.1
Denominators:
    Weighted-average common stock....................................................       1.3        1.4       1.3       1.4

Effect of dilutive securities:
    Senior convertible preferred stock...............................................       2.3        2.3       2.3       2.3
    Employee stock options...........................................................       0.1        0.1       0.2       0.2
                                                                                          -----      -----     -----     -----
Dilutive potential common shares.....................................................       2.4        2.4       2.5       2.5
Denominators for diluted earnings per share-  adjusted weighted-average
    shares and assumed conversions...................................................       3.7        3.8       3.8       3.9

        Basic earnings per share.....................................................     $4.39      $4.39     $4.79     $5.85
        Diluted earnings per share...................................................     $1.54      $1.58     $1.69     $2.11


(7)    Comprehensive Income

                                                                                         Three Months Ended    Six Months Ended
                                                                                               June 30,            June 30,
                                                                                           2001       2000      2001      2000
                                                                                          -----      -----     -----     -----
                                                                                           (In millions)        (In millions)
Net income...........................................................................     $ 5.7      $ 6.0     $ 6.4     $ 8.1
Other comprehensive income:
        Unrealized currency translation (loss).......................................      (0.3)      (5.0)     (4.3)     (6.7)
                                                                                          -----      -----     -----     -----

                Total comprehensive income...........................................     $ 5.4      $ 1.0     $ 2.1     $ 1.4
                                                                                          =====      =====     =====     =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
    The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                                              Three Months Ended    Six Months Ended
                                                                                     June 30,            June 30,
                                                                                 2001       2000      2001      2000
                                                                               ------     ------    ------    ------
                                                                                        (Dollars in millions)
Net sales:
    Carbon Materials & Chemicals........................................       $111.2     $103.8    $218.3    $188.0
    Railroad & Utility Products.........................................         78.1       76.0     145.7     152.7
                                                                               ------     ------    ------    ------
         Total..........................................................       $189.3     $179.8    $364.0    $340.7

Percentage of net sales:
    Carbon Materials & Chemicals........................................         58.7%      57.7%     60.0%     55.2%
    Railroad & Utility Products.........................................         41.3%      42.3%     40.0%     44.8%
                                                                               ------     ------    ------    ------
         Total..........................................................        100.0%     100.0%    100.0%    100.0%

Gross margin (after depreciation and amortization):
    Carbon Materials & Chemicals........................................         17.3%      17.9%     14.9%     15.3%
    Railroad & Utility Products.........................................         10.9%       9.6%      9.4%      9.8%
    All Other...........................................................         (0.2%)     (0.3%)    (0.2%)    (0.3%)
                                                                               ------     ------    ------    ------
         Total..........................................................         14.4%      14.1%     12.4%     12.5%

Operating profit:
    Carbon Materials & Chemicals........................................       $ 10.7     $ 12.5    $ 16.7    $ 17.1
    Railroad & Utility Products.........................................          4.7        3.8       3.2       7.7
    All Other...........................................................         (0.4)      (0.6)     (0.9)     (1.1)
                                                                               ------     ------    ------    ------
         Total..........................................................       $ 15.0     $ 15.7    $ 19.0    $ 23.7

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000.


    Net Sales. Net sales for the three months ended June 30, 2001 were higher than the same period in 2000. Net sales for Carbon Materials & Chemicals increased as the acquisition of Koppers Europe offset a 21% reduction in phthalic anhydride ("PAA") volumes. Net sales for Railroad & Utility Products increased as lower sales volumes for utility poles were offset by changes in product mix for railroad products. Inter-segment revenues were $8.3 million and $3.5 million for Carbon Materials & Chemicals for the quarters ended June 30, 2001 and 2000, respectively.

    Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization increased due primarily to higher gross margin for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals decreased due to higher overall energy costs and reductions in sales volumes and margins for PAA. Gross margin for Railroad & Utility Products increased primarily as the result of asset write-downs in the second quarter of 2000.

    Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due primarily to higher legal expenses.

    Equity in Earnings of Affiliates. Equity earnings decreased as a result of the acquisition and consolidation of Koppers Europe beginning in the second quarter of 2000.

   Other Income. Other income includes the monetization of energy tax credits related to the production of coke at the Monessen Facility. See Note 6 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Interest Expense. Interest expense decreased due to lower debt levels and lower interest rates.

Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000.


   Net Sales. Net sales for the six months ended June 30, 2001 were higher than the same period in 2000, as lower sales for Railroad & Utility Products were more than offset by higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased due to the acquisition of Koppers Europe in May 2000. Net sales for Railroad & Utility Products decreased due primarily to lower sales volumes for crossties sold to short-line railroads. Inter-segment revenues were $14.5 million and $8.5 million for Carbon Materials & Chemicals for the six months ended June 30, 2001 and 2000, respectively.

   Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased as both units were below prior year. Gross margin for Carbon Materials & Chemicals decreased due to higher overall energy costs and reductions in sales volumes and margins for PAA. Gross margin for Railroad & Utility Products decreased due to higher overall energy costs and lower volumes for crossties sold to short-line railroads.

   Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due primarily to higher legal expenses.

   Restructuring Charges. Charges relate to the closure of Feather River in the first quarter of 2001. See "Liquidity and Capital Resources---Restructuring Reserves."

   Equity in Earnings of Affiliates. Equity earnings decreased as a result of the acquisition and consolidation of Koppers Europe beginning in the second quarter of 2000.

   Other Income. Other income includes the monetization of energy tax credits related to the production of coke at the Monessen Facility. See Note 6 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

   As of June 30, 2001 the Company had $10.8 million of cash and cash equivalents and $32.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants. As of June 30, 2001 $10.7 million of commitments were utilized by outstanding standby letters of credit.

   Net cash provided by operating activities increased due primarily to a smaller buildup of working capital in 2001 compared to 2000. For the first six months of 2001 working capital increased by $6.7 million compared to an increase of $17.2 million in the first six months of 2000.

   Capital expenditures excluding acquisitions were essentially the same as in the prior year. Acquisitions and related capital expenditures for 2001 consisted of $5.2 million for the ongoing refurbishment of Koppers China and $1.0 million for the acquisition of the remaining 50% of a timber preservation chemicals business located in South Africa. Acquisitions for 2000 consisted of $12.0 million for Koppers Europe and $0.6 million for Koppers China.

   Net cash from financing activities decreased due primarily to the payment of $14.6 million in dividends in June 2001, which was partially offset by higher net borrowings on the revolving credit facility as compared to the same period in 2000. Additionally, during the second quarter 0.2 million vested stock options were exercised, resulting in $1.0 million of stock repurchases for required tax withholdings.

   Restructuring Reserves. In February 2001 the Company's Board of Directors approved the closure of Feather River effective in March 2001. This resulted in a restructuring charge of $3.3 million in the first quarter, primarily for the dismantling of existing buildings and equipment. As of June 30, 2001 approximately $0.5 million had been spent and two employees remained on site at the plant. The remaining reserves are expected to be sufficient based on current estimates.

   Derivatives. The Company hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss recorded as cost of sales at each reporting period.


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

   Environmental Liabilities Retained or Assumed by Others

   The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into with Beazer East at the Company's inception in 1988 in connection with the acquisition of certain assets and liabilities from Beazer East (the "Acquisition"). Under the terms of the agreement, Beazer East retained the liability for and indemnified the Company against cleanup liabilities for past contamination pursuant to the Indemnity and the Guarantee.

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

   On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the facilities of Koppers Australia have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. The Mayfield plant has notified the environmental authorities that it is a "contaminated site." Following this notification, the environmental authorities have requested a specific program of ongoing monitoring, the results of which are to be provided to them. They have also requested that Koppers consider a remediation program after determining the extent of the problem. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. There can be no assurance that the incurrence by the Company of any such costs would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

   Koppers Europe has one operating location in Denmark and three operating locations (plus one closed site which is being dismantled) in the United Kingdom. Although there are ongoing environmental compliance and legacy issues at each of these locations, there are currently no outstanding notices of violation or consent decrees regarding compliance or remediation issues. However, costs associated with compliance and remediation may be substantial and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.


                           PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K:

   The Company filed a report on Form 8-K on June 20, 2001 regarding the declaration and payment of a dividend totaling $14.6 million ($4.00 per common and preferred share).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           KOPPERS INDUSTRIES, INC.
                                 (Registrant)


Date   August 10, 2001                        By:    /s/ Donald E. Davis
       ---------------                           -----------------------

                                              Donald E. Davis,
                                              Chief Financial Officer
                                              (Principal Financial Officer,
                                              Principal Accounting Officer)