Form 10-Q
period 2001-09-30
KOPPERS INDUSTRIES INC
filed 2001-10-30
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001


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

                                 Yes  X    No
                                     ---

Common Stock, par value $.01 per share, outstanding at October 10, 2001 amounted to 1.3 million shares.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           KOPPERS INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In millions except per share amounts)

                                                           Three Months Ended   Nine Months Ended
                                                              September 30,       September 30,
                                                             2001       2000      2001     2000
                                                            ------     ------    ------   ------
                                                               (Unaudited)         (Unaudited)
 Net sales.........................................         $176.7     $194.9    $540.7   $535.6
 Operating expenses:
     Cost of sales.................................          144.7      160.3     448.3    444.3
     Depreciation and amortization.................            7.6        7.7      22.7     21.7
     Selling, general and administrative...........           11.5       11.3      34.5     30.3
     Restructuring charges.........................              -          -       3.3        -
                                                            ------     ------    ------   ------

          Total operating expenses.................          163.8      179.3     508.8    496.3
                                                            ------     ------    ------   ------

 Operating profit..................................           12.9       15.6      31.9     39.3
 Equity in earnings of affiliates..................            0.2        0.4       0.4      2.0
 Other income......................................            2.1        2.3       6.7      6.5
                                                            ------     ------    ------   ------

 Income before interest expense, income taxes and
  minority interest................................           15.2       18.3      39.0     47.8
 Interest expense..................................            6.3        7.0      19.1     21.0
                                                            ------     ------    ------   ------

 Income before income taxes and minority interest..            8.9       11.3      19.9     26.8
 Income tax provision..............................            4.1        5.3       8.3     12.2
 Minority interest.................................            0.2        0.2       0.6      0.7
                                                            ------     ------    ------   ------

     Net income....................................         $  4.6     $  5.8    $ 11.0   $ 13.9
                                                            ======     ======    ======   ======

 Basic earnings per share..........................         $ 3.42     $ 4.19    $ 8.23   $10.04
                                                            ======     ======    ======   ======
 Diluted earnings per share........................         $ 1.25     $ 1.51    $ 2.93   $ 3.62
                                                            ======     ======    ======   ======


                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                                 September 30,   December 31,
                                                                      2001           2000
                                                                 -------------   ------------
                                                                  (Unaudited)         *
 ASSETS

Current assets:
  Cash and cash equivalents....................................        $   9.1        $   6.8
  Accounts receivable less allowance for doubtful accounts of
   $1.0 in 2001 and $0.9 in 2000...............................           96.4           97.9
  Inventories:
    Raw materials..............................................           46.2           56.6
    Work in process............................................            3.1            3.8
    Finished goods.............................................           58.0           57.2
    LIFO reserve...............................................          (10.0)         (11.9)
                                                                       -------        -------
     Total inventories.........................................           97.3          105.7
  Deferred tax benefit.........................................            7.9            7.7
  Other........................................................            3.1            3.8
                                                                       -------        -------

    Total current assets.......................................        $ 213.8        $ 221.9

Investments....................................................           12.2            5.7

Fixed assets...................................................        $ 386.4        $ 392.9
Less: accumulated depreciation.................................         (228.1)        (217.1)
                                                                       -------        -------
  Net fixed assets.............................................        $ 158.3        $ 175.8

Goodwill, net of accumulated amortization......................           27.4           28.9
Deferred tax benefit...........................................           32.6           34.2
Other assets...................................................           13.6           17.4
                                                                       -------        -------
    Total assets...............................................        $ 457.9        $ 483.9
                                                                       =======        =======

*Summarized from audited fiscal year 2000 balance sheet.


                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (In millions except per share amounts)

                                                                                        September 30,   December 31,
                                                                                            2001             2000
                                                                                         -----------     ----------
                                                                                         (Unaudited)         *
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable...........................................................         $ 48.1         $ 54.3
       Accrued liabilities........................................................           45.2           45.9
       Current portion of term loans..............................................           13.4           14.3
                                                                                           ------         ------

          Total current liabilities...............................................         $106.7         $114.5

Long-term debt:
       Revolving credit...........................................................         $ 12.3         $ 11.1
       Term loans.................................................................           67.0           80.0
       Senior Subordinated Notes due 2007.........................................          175.0          175.0
       Senior Notes due 2004......................................................           11.1           11.1
                                                                                           ------         ------
          Total long-term debt....................................................         $265.4         $277.2
Other long-term reserves..........................................................           58.4           52.8
                                                                                           ------         ------

          Total liabilities.......................................................         $430.5         $444.5

Common stock subject to redemption................................................           30.4           30.9
Minority interest.................................................................            4.5            4.8
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares
  authorized; 2.3 shares issued in 2001 and 2000..................................              -              -
Common stock, $.01 par value per share; 37.0 shares authorized,
  2.8 shares issued in 2001 and 2.6 in 2000.......................................            0.1              -
Capital in excess of par value....................................................           11.9            9.1
Receivable from Director for purchase of common stock.............................           (0.6)          (0.6)
Retained earnings.................................................................           30.4           33.3
Accumulated other comprehensive loss:
       Foreign currency translation adjustment....................................          (24.7)         (20.1)
Treasury stock, at cost, 1.4 shares in 2001 and 1.2 in 2000.......................          (24.6)         (18.0)
                                                                                           ------         ------

          Total liabilities and stockholders' equity..............................         $457.9         $483.9
                                                                                           ======         ======

*Summarized from audited fiscal year 2000 balance sheet.

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                        2001         2000
                                                                     ----------   ----------
                                                                           (Unaudited)
  Cash provided by operating activities..................            $  44.2         $ 25.4

  Cash provided by (used in) investing activities:
     Capital expenditures................................               (7.6)          (9.1)
     Acquisitions and related capital expenditures.......               (6.2)         (13.5)
     Other...............................................                2.1            0.1
                                                                     -------         ------

          Net cash (used in) investing activities........              (11.7)         (22.5)

  Cash provided by (used in) financing activities:
     Borrowings from revolving credit....................              139.7           69.5
     Repayments of revolving credit......................             (137.4)         (59.2)
     Repayment of long-term debt.........................              (12.9)         (15.2)
     Dividends paid......................................              (14.6)             -
     Purchases of common stock...........................               (4.7)          (2.7)
                                                                     -------         ------

          Net cash (used in) financing activities........              (29.9)          (7.6)

  Effect of exchange rates on cash.......................               (0.3)          (0.3)
                                                                     -------         ------

  Net increase (decrease) in cash........................                2.3           (5.0)

  Cash and cash equivalents at beginning of period.......                6.8           18.3
                                                                     -------         ------
  Cash and cash equivalents at end of period.............            $   9.1         $ 13.3
                                                                     =======         ======


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

(2) In June 2001 the Company entered into an agreement with its joint venture partner, Tangshan Iron & Steel Company ("TISCO"), whereby TISCO will bear all responsibility for operating gains and losses for the joint venture through December 31, 2003 even though the Company owns 60% of the stock of the joint venture. Accordingly, the Company has changed its method of accounting from consolidation to the equity method effective June 2001.

(3) In June 2001 the Company paid a dividend totaling $14.6 million ($4.00 per share) to all holders of preferred and common stock as of June 14, 2001. Additionally, during the second quarter 0.2 million vested stock options were exercised, resulting in $1.0 million of stock repurchases for required tax withholdings.

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

     The Company hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss recorded as cost of sales at each reporting period. The fair value of all derivatives is included in Other Current Assets and Other Current Liabilities. For the nine months ended September 30, 2001 $0.2 million of losses on forward exchange contracts are included in cost of sales.

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

     In October 2001 the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company has not yet determined the effect, if any, of the adoption of this Statement.

(5)     Environmental Matters

      Environmental Liabilities Retained or Assumed by Others

     The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company's inception in 1988 with Beazer East, Inc. ("Beazer East"). Under the terms of the agreement, Beazer East retained the liability for and indemnified the Company against cleanup liabilities for past contamination occurring prior to the purchase date at properties acquired from Beazer East, as well as against third-party claims arising from such past contamination and claims (including toxic tort claims) relating to operations conducted at those properties prior to the formation of the Company (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC in 1991. In 1998 Hanson PLC signed an agreement under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

     Five sites owned and/or operated by Koppers are listed on the National Priorities List ("NPL") promulgated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The sites include the recently closed Feather River, California wood treating facility ("Feather River"); the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many Koppers sites are or have been operated under Resource Conservation and Recovery Act ("RCRA") permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

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

          The Company has been named in a toxic tort action, along with other defendants, arising from the operation of the Company's wood treating facility in Green Spring, West Virginia ("Green Spring"). Allegations include personal injury and property damage related to the operations of Green Spring from the mid-1940's through 1992. As a result of litigation among CSX Transportation, Inc. ("CSX"), Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations under the Indemnity in connection with Green Spring. The Company has also been named in a toxic tort action that arises from operations at its wood treating facility in North Little Rock, Arkansas. Allegations include personal injury and property damage related to plant operations for an unspecified period of time. Although management believes that some of the matters associated with both of these claims are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome in either or both matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

           Other Environmental Matters

     In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. Additionally, during a Company-initiated investigation at the Company's coke facility in Woodward, Alabama ("Woodward Coke") prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. The United States Department of Justice and the EPA have been investigating this matter, which has led to a settlement demand in February 2001 of $5 million and certain admissions. The Company has entered into negotiations regarding possible settlement of these matters. There can be no assurance that the outcome of either or both of these matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

     On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the facilities of Koppers Australia have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. The New South Wales environmental authority has declared the Mayfield plant site a "contaminated" site. The environmental authorities have requested a specific program of ongoing monitoring, the results of which are to be provided to them. They have also requested that Koppers consider a remediation program after determining the extent of the problem. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. Additionally, Koppers Europe has one operating location in Denmark and three operating locations (plus one closed site which is being dismantled) in the United Kingdom. Although there are ongoing environmental compliance and legacy issues at each of these locations, there are currently no material pending notices of violation or consent decrees regarding compliance or remediation issues. However, costs associated with compliance and remediation for Koppers Australia and Koppers Europe could be substantial and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(6)    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Three Months Ended         Nine Months Ended
                                                                                    September 30,             September 30,
                                                                                    2001     2000            2001      2000
                                                                                    ----     ----            ----      ----
                                                                                     (In millions except earnings per share)
Numerators for basic and diluted earnings per share:
   Net income to common stockholders.....................................          $ 4.6    $ 5.8           $11.0    $ 13.9
Denominators:
 Weighted-average common stock...........................................            1.3      1.4             1.3       1.4

Effect of dilutive securities:
 Senior convertible preferred stock......................................            2.3      2.3             2.3       2.3
 Employee stock options..................................................            0.1      0.1             0.1       0.2
                                                                                    ----     ----            ----      ----
Dilutive potential common shares.........................................            2.4      2.4             2.4       2.5
Denominators for diluted earnings per share-  adjusted weighted-average
 shares and assumed conversions..........................................            3.7      3.8             3.7       3.9

  Basic earnings per share...............................................          $3.42    $4.19           $8.23    $10.04
  Diluted earnings per share.............................................          $1.25    $1.51           $2.93    $ 3.62

(7)  Comprehensive Income

                                                                                Three Months Ended         Nine Months Ended
                                                                                   September 30,             September 30,
                                                                                 2001        2000          2001        2000
                                                                                 -----       -----         -----      ------
                                                                                    (In millions)             (In millions)
Net income...............................................................        $ 4.6       $ 5.8         $11.0      $ 13.9
Other comprehensive income:
  Unrealized currency translation (loss).................................         (0.2)       (1.0)         (4.6)       (7.8)
                                                                                 -----       -----         -----      ------

    Total comprehensive income...........................................        $ 4.4       $ 4.8         $ 6.4      $  6.1
                                                                                 =====       =====         =====      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                                             Three Months Ended    Nine Months Ended
                                                                                September 30,        September 30,
                                                                              2001       2000      2001      2000
                                                                              ----       ----      ----      ----
                                                                                     (Dollars in millions)
Net sales:
 Carbon Materials & Chemicals...........................................     $105.3     $119.3    $323.6    $307.2
 Railroad & Utility Products............................................       71.4       75.6     217.1     228.4
                                                                             ------     ------    ------    ------
          Total.........................................................     $176.7     $194.9    $540.7    $535.6

Percentage of net sales:
 Carbon Materials & Chemicals...........................................       59.6%      61.2%     59.8%     57.4%
 Railroad & Utility Products............................................       40.4%      38.8%     40.2%     42.6%
                                                                             ------     ------    ------    ------
          Total.........................................................      100.0%     100.0%    100.0%    100.0%

Gross margin (after depreciation and amortization):
 Carbon Materials & Chemicals...........................................       16.2%      16.1%     15.3%     15.6%
 Railroad & Utility Products............................................       10.9%      10.5%      9.9%     10.0%
 All Other..............................................................       (0.3%)     (0.1%)    (0.3%)    (0.2%)
                                                                             ------     ------    ------    ------
          Total.........................................................       13.8%      13.8%     12.9%     13.0%

Operating profit:
 Carbon Materials & Chemicals...........................................     $  9.3     $ 11.5    $ 26.0    $ 28.7
 Railroad & Utility Products............................................        4.1        4.3       7.3      11.9
 All Other..............................................................       (0.5)      (0.2)     (1.4)     (1.3)
                                                                             ------     ------    ------    ------
          Total.........................................................     $ 12.9     $ 15.6    $ 31.9    $ 39.3


Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000.

  Net Sales. Net sales for the three months ended September 30, 2001 were lower than the same period in 2000. Net sales for Carbon Materials & Chemicals decreased due to reductions in volumes for all major product lines and lower prices for phthalic anhydride ("PAA"). Net sales for Railroad & Utility Products decreased due to lower sales volumes and prices for both utility poles and railroad crossties. Inter-segment revenues were $4.4 million and $4.7 million for Carbon Materials & Chemicals for the quarters ended September 30, 2001 and 2000, respectively.

  Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization was the same as the prior year quarter. Gross margin for Carbon Materials & Chemicals increased slightly as lower plant operating costs compensated for lower sales volumes. Gross margin for Railroad & Utility Products increased as lower volumes and prices were offset by the 2001 closure of Feather River (which generated operating losses in 2000) and lower plant operating costs.

  Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due primarily to higher legal expenses.

  Equity in Earnings of Affiliates. Equity earnings decreased primarily as a result of operating losses from Koppers China.

  Other Income. Other income includes the monetization of energy tax credits related to the production of coke at the facility located in Monessen, Pennsylvania (the "Monessen Facility"). See Note 6 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

  Interest Expense. Interest expense decreased due to lower debt levels and lower interest rates.

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000.

  Net Sales. Net sales for the nine months ended September 30, 2001 were higher than the same period in 2000 as an additional two quarters of consolidation for Koppers Europe in 2001 offset the effect of reduced global demand for the Company's core products. Net sales for Carbon Materials & Chemicals increased as the positive impact of the Koppers Europe acquisition more than offset lower volumes for all major product lines in the United States. Net sales for Railroad & Utility Products decreased due primarily to lower sales volumes for utility poles and lower volumes and prices for railroad crossties. Inter-segment revenues were $13.7 million and $11.4 million for Carbon Materials & Chemicals for the nine months ended September 30, 2001 and 2000, respectively.

  Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased slightly as both units were slightly below prior year. Gross margin for Carbon Materials & Chemicals decreased due to higher overall energy costs and reductions in sales volumes and pricing for PAA. Gross margin for Railroad & Utility Products decreased due to higher overall energy costs and lower volumes for utility poles and railroad crossties.

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

  As of September 30, 2001 the Company had $9.1 million of cash and cash equivalents and $43.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants. As of September 30, 2001 $9.8 million of commitments were utilized by outstanding standby letters of credit.

  Net cash provided by operating activities increased due primarily to improvements in working capital management. For the first nine months of 2001 working capital generated $3.4 million of cash compared to a usage of $15.9 million in the first nine months of 2000.

  Capital expenditures excluding acquisitions were lower than the prior year as the Company has sought to minimize non-essential cash outlays. Acquisitions and related capital expenditures for 2001 consisted of $5.2 million for the ongoing refurbishment of Koppers China and $1.0 million for the acquisition of the remaining 50% of a timber preservation chemicals business located in South Africa. Acquisitions for 2000 consisted of $12.2 million for Koppers Europe and $1.3 million for Koppers China.

  Net cash used in financing activities increased due primarily to the payment of $14.6 million in dividends in June 2001 coupled with lower net borrowings for working capital.

  Restructuring Reserves. In February 2001 the Company's Board of Directors approved the closure of Feather River effective in March 2001. This resulted in a restructuring charge of $3.3 million in the first quarter, primarily for the dismantling of existing buildings and equipment. As of September 30, 2001 approximately $1.7 million had been spent and no employees remained on site at the plant. The remaining reserves are expected to be sufficient based on current estimates.

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

  The Indemnity provides four different mechanisms by which Beazer East is to indemnify Koppers with regard to environmental claims or environmental cleanup liabilities. First, if the claim or liability involves hazardous substances that were generated at facilities owned or operated before the Acquisition and disposed of at third-party locations before the Acquisition, then Beazer East is required to indemnify Koppers regardless of when the claim or liability is asserted. Second, if the claim involves a personal injury and is asserted by an employee as a result of exposure to toxic substances in the workplace and the extent to which the claim arises from conditions occurring or existing before the Acquisition cannot be readily determined, then the claim is allocated in proportion to the length of time the employee worked for each party. Third, if the claim involves costs for disposal of contaminated soil from facilities owned or operated before the Acquisition and generated as a result of a voluntary decision by Koppers, then Beazer East is required to indemnify Koppers for ninety percent (90%) of all disposal costs over $0.1 million in any single year. Fourth, if the claim or cleanup liability involves investigation, response, removal, or remedial costs at facilities owned or operated before the Acquisition and for conditions occurring or existing prior to the Acquisition, then Beazer East is required to indemnify Koppers if the claim or liability is a pre-Acquisition environmental claim or a pre-Acquisition environmental cleanup liability. A claim or liability can have pre-Acquisition status in one of two ways. It can be asserted by a third party (someone other than Koppers) before December 29, 2000, or Beazer East must have received (including from Koppers) "specific and particularized notice with respect to acts, omissions, conditions or circumstances that may give rise" to the claim or liability before December 29, 2000. The Company has taken appropriate steps to satisfy these conditions.

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

  The Company has been named in a toxic tort action, along with other defendants, arising from the operation of Green Spring. Allegations include personal injury and property damage related to the operations of Green Spring from the mid-1940's through 1992. As a result of litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations under the Indemnity in connection with Green Spring. The Company has also been named in a toxic tort action that arises from operations at its wood treating facility in North Little Rock, Arkansas. Allegations include personal injury and property damage related to plant operations for an unspecified period of time. Although management believes that some of the matters associated with both of these claims are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome in either or both matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. The United States Department of Justice and the EPA have been investigating this matter, which has led to a settlement demand in February 2001 of $5 million and certain admissions. The Company has entered into negotiations regarding possible settlement of these matters. There can be no assurance that the outcome of either or both of these matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  On occasion, Australian operations have been served with notices relating to environmental compliance issues arising in connection with their facilities. In addition, historic operations conducted at the facilities of Koppers Australia have resulted in identified and potential soil and groundwater contamination of varying degrees. The Trentham, Victoria facility is listed on the Victorian register of contaminated sites. The Takura, Queensland facility is listed on the Queensland register of contaminated sites as a "probable site". In addition, Koppers Australia has identified various levels of groundwater contamination at the Mayfield, New South Wales and Bunbury, Western Australia facilities. The New South Wales environmental authority has declared the Mayfield plant a "contaminated" site. The environmental authorities have requested a specific program of ongoing monitoring, the results of which are to be provided to them. They have also requested that Koppers consider a remediation program after determining the extent of the problem. Although the relevant regulatory authorities in Australia have not required the investigation or remediation of other Koppers Australia facilities to date, these authorities may require such work if the Company does not undertake such activities itself. Additionally, Koppers Europe has one operating location in Denmark and three operating locations (plus one closed site which is being dismantled) in the United Kingdom. Although there are ongoing environmental compliance and legacy issues at each of these locations, there are currently no material pending notices of violation or consent decrees regarding compliance or remediation issues. However, costs associated with compliance and remediation for Koppers Australia and Koppers Europe could be substantial and there can be no assurance that such costs will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.


                           PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  Reports on Form 8-K:

  There were no reports on Form 8-K filed by the Company in the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           KOPPERS INDUSTRIES, INC.
                                  (Registrant)


Date    October 29, 2001                       By: /s/ Donald E. Davis
        ----------------                           -------------------
                                               Donald E. Davis,
                                               Chief Financial Officer
                                               (Principal Financial Officer,
                                               Principal Accounting Officer)