Form 10-K405
period 2001-12-31
KOPPERS INDUSTRIES INC
filed 2002-02-11
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
[Fee Required]

For the fiscal year ended December 31, 2001

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
             (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
  9-7/8% Senior Notes due 2007                  New York Stock Exchange
  8-1/2% Senior Notes due 2004                  New York Stock Exchange

       Securities Registered Pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No _____
                             -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  Common Stock, par value $.01, outstanding at January 31, 2002 amounted to 1.3 million shares.

                               TABLE OF CONTENTS

       Item                                                                             Page
       ----                                                                             ----
                                       PART I
1.     Business.......................................................................    3
2.     Properties.....................................................................    9
3.     Legal Proceedings..............................................................   10
4.     Submission of Matters to a Vote of Security Holders............................   10

                                       PART II
5.     Market for the Registrant's Common Equity and Related Stockholder Matters......   10
6.     Selected Financial Data........................................................   11
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations......................................................   12
7a.    Market Risk....................................................................   18
8.     Financial Statements and Supplementary Data....................................   19
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.......................................................   19

                                       PART III
10.    Directors and Executive Officers of the Registrant.............................   19
11.    Executive Compensation.........................................................   22
12.    Security Ownership of Certain Beneficial Owners and Management.................   25
13.    Certain Relationships and Related Transactions.................................   26

                                       PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............   27

                                      SIGNATURES
       Signatures.....................................................................   51

PART I

ITEM 1. Business

General


  Koppers Industries, Inc. (the "Company" or "Koppers") is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the railroad, aluminum, chemical, utility and steel industries. The Company has a leading position in most of its markets. The Company operates 39 facilities with locations in the United States, the South Pacific (primarily Australia and New Zealand), Europe and South Africa. The Company also maintains an indirect ownership interest in an additional facility in the United States through its domestic joint venture KSA (as defined herein) and has a 60% interest in an operation in China which started production in late 2001 (See "Carbon Materials & Chemicals"). The Company recorded net sales and net income of $707.6 million and $13.3 million, respectively, for the twelve months ended December 31, 2001. For the same period, the Company's business segments, Carbon Materials & Chemicals and Railroad & Utility Products, accounted for 59.3% and 40.7% of net sales, respectively.

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

Carbon Materials & Chemicals

  The Company's Carbon Materials & Chemicals division manufactures five principal products: a) carbon pitch, used in the production of aluminum and steel; b) phthalic anhydride ("PAA"), used in the production of plasticizers and polyester resins; c) creosote, used in the treatment of wood; d) carbon black (and carbon black feedstock), used in the manufacture of rubber tires, and e) furnace coke, used in steel production. Carbon pitch, PAA, creosote and carbon black are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals division's profitability is impacted by its cost to purchase coal tar in relation to its prices realized for carbon pitch, PAA, creosote and carbon black. The Company has four tar distillation facilities in the United States, one in Australia, one in Denmark and two in the United Kingdom, strategically located to provide access to coal tar and to facilitate better service to its customers with a consistent supply of high-quality products. For 2001, 2000 and 1999, respectively, major products comprised the following percentages of net sales for Carbon Materials & Chemicals: i) carbon pitch, 37%, 37% and 40%; ii) PAA, 12%, 14% and 14%; creosote, 9%, 9% and 11%; iv) carbon black (and carbon black feedstock), 10%, 9% and 8%; and v) furnace coke, 8%, 9% and 11%.

  The Company believes it has a strategic advantage over its competitors based on its ability to access coal tar from many global suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. The Company's eight coal tar distillation facilities and two carbon pitch terminals give it the ability to offer customers multiple sourcing and a consistent supply of high quality products. In anticipation of potential reductions of United States coke capacity, the Company has secured coal tar supply through long-term contracts and acquisitions.

  Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%).

  Over 75% of Koppers' carbon pitch is sold to the aluminum industry under long-term contracts ranging from two to seven years. Demand for carbon pitch generally has fluctuated with United States production of primary aluminum. However, an excess supply of carbon pitch worldwide during the past several years has resulted in pricing pressures in domestic markets. This situation has negatively impacted the Company's domestic carbon pitch business in 2001 and 2000, and continued pricing pressures are anticipated in 2002. Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products. The commercial carbon industry, the second largest user of carbon pitch, uses carbon pitch to produce electrodes and other specialty carbon products for the steel industry. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. However, in 2000 the Company's largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. Although management does not believe that this alternative technology will be developed and used widely within the next five years, the potential development and implementation of this new technology could seriously impair the Company's ability to profitably market carbon pitch and related co-products.

  Creosote is used in the wood preservation industry as a preservative for railroad crossties and lumber, utility poles and pilings. To the extent that creosote cannot be sold for use in treating wood products, distillate oils are sold into the carbon black market rather than being blended to creosote specifications.

  Approximately 41% of Koppers' domestic creosote production is sold to the Railroad & Utility Products division, which purchases all of its creosote from the Carbon Materials & Chemicals division. Koppers is the only competitor in this market that is integrated in this fashion. The remainder of its creosote is sold to railroads or to other wood treaters. The Company has one principal competitor in the creosote market.

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

  Chemical oils resulting from the distillation of coal tars are further refined by the Company into naphthalene, which is the primary feedstock used by the Company for the production of PAA. The primary markets for PAA are in the production of plasticizers, unsaturated polyester resins and alkyd resins.

  On a worldwide basis, naphthalene and orthoxylene, a refined petroleum derivative, are both used in the manufacturing of PAA. In the United States, however, the Company is the only PAA producer capable of utilizing both orthoxylene and naphthalene in its manufacturing process, with naphthalene being a generally lower cost feedstock. The other four principal PAA competitors can use only orthoxylene in the production of PAA. Koppers' price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to Koppers' cost to produce naphthalene; however, due to difficult market conditions and excess supplies of PAA during 2001 and 2000, margins did not change proportionally to orthoxylene prices. Management does not expect market conditions for PAA to improve in 2002. Koppers' cost to produce naphthalene and PAA is primarily driven by its cost to procure coal tar.

  Furnace coke is a carbon and fuel source required in the manufacturing of steel. Coal, the primary raw material, is carbonized in oxygen-free ovens to obtain the finished product. Coke manufacturers are either an integrated part of a steel company or, as in the case of the Company, operate independently and are known as "merchant producers."

  The Company's coke business consists of one production facility located in Monessen, Pennsylvania (the "Monessen Facility"), which produces furnace coke. The plant consists of two batteries with a total of 56 ovens and has a total capacity of approximately 350,000 tons of furnace coke per year. All of the ovens were rebuilt in 1980 and 1981, which, together with recent improvements, make the Monessen Facility one of the most modern coking facilities in the United States.

  The Monessen Facility qualifies for a tax credit based on its production of coke as a non-conventional fuel and the sale thereof to unrelated third parties. The tax credit generated per ton of coke is tied to a per-barrel of oil equivalent determined on a British Thermal Unit ("BTU") basis and adjusted annually for inflation. The approximate value of this tax credit per ton of coke is approximately $28. In December 1999 the Company entered into an agreement with a third party which resulted in substantially all tax credits generated as a result of the production and sale of coke at the Monessen Facility being transferred to the third party (the "Monessen Transaction"). In 2001, 2000 and 1999 the Company earned $8.2 million, $8.6 million and $0.8 million, respectively, for the transfer of tax credits. Under current tax legislation, the tax credits expire in 2002. Credits utilized for current and deferred tax benefits for the years ended December 31, 2001, 2000 and 1999 were approximately $0.1 million, $0.1 million and $10.2 million, respectively.

  An integrated steel company is the only customer for the Company's furnace coke, with a contract to take 100% of the Company's coke production in 2002. Due to the difficulties in the domestic steel industry, coupled with the low pricing of domestic coke largely as a result of imports, the Company continues to review its strategic alternatives for the coke business.

  The Company is also a 51% owner of a timber preservation chemicals business that operates throughout Australia, Southeast Asia, Japan and South Africa. Timber preservation chemicals are used to impart durability to timber products used in building/construction, agricultural and heavy-duty industrial markets. The most commonly used chemicals are creosote, copper chrome arsenates ("CCA"), copper co-biocides, sapstain control products and light organic solvent preservatives ("LOSP").

  Roofing pitch and refined tars are also produced in smaller quantities and are sold into the commercial roofing and pavement sealer markets, respectively.

  The Carbon Materials & Chemicals division's ten largest customers represented approximately 44%, 40% and 49% of the division's net sales for 2001, 2000 and 1999, respectively. The Company has one primary global competitor in the carbon pitch market.

  Coal tar is purchased from a number of outside sources as well as from the Monessen Facility. Primary suppliers are Bethlehem Steel Corporation, USX Corporation ("USX"), China Steel Chemical Corporation, The Broken Hill Proprietary Co. Limited, Corus and Wheeling-Pittsburgh Steel Corporation.

  Because of the Clean Air Act Amendments and other environmental laws, future coal tar availability from domestic coke production is expected to decline. Management believes that the Company's ability to source coal tar and carbon pitch from overseas markets through its foreign operations, as well as its research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

  In 1999 the Company entered into a joint venture agreement with Tangshan Iron & Steel Co. ("TISCO") to rehabilitate and operate a tar distillation facility in China. The joint venture, Koppers (China) Carbon and Chemical Co., Limited ("Koppers China") is 60% owned by the Company and began production of coal tar products in 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Matters."

Railroad & Utility Products

  The Company markets treated wood products primarily to the railroad and public utility markets, primarily in the United States and Australia. The Railroad & Utility Products division's profitability is influenced by the demand for railroad products and services by Class 1 railroads, demand for transmission and distribution poles by electric and telephone utilities and its cost to procure wood. Historically, sales of railroad products and services have represented approximately three-fourths of the Railroad & Utility Products division's net sales. Railroad products include items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and pilings used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products division operates 20 wood treating plants, one specialty trackwork facility, one co-generation facility and pole distribution yards located throughout the United States and Australasia. The Company's network of plants is strategically located near timber supplies to enable it to access raw materials and service customers effectively. In addition, Koppers' crosstie treating plants abut railroad customers' track lines, and its pole distribution yards are typically located near Koppers' utility customers.

  The Railroad & Utility Products division's largest customer base is the Class 1 railroad market, which buys 73% of all crossties produced in the United States. Koppers has also been expanding key relationships with the approximately 500 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 15 million replacement crossties purchased per year. The Company currently has contracts with six of the seven North American Class 1 railroads and has enjoyed long-standing relationships, some of more than 50 years, with this important customer base. These relationships, coupled with a growing interest on the part of railroads to outsource non-core activities and consolidate their supplier base, have enabled the Company to position itself for growth by offering certain products and services to railroads at a cost lower than the railroads' internal cost. Such new services include assembling track sections and affixing fastening devices at the treating plant rather than field locations; fabricating specialty track items such as turnouts; and disposing of discarded ties in an environmentally safe manner in high temperature boilers. In 2001, 2000 and 1999 approximately 12%, 11% and 10%, respectively, of Railroad & Utility Products' net sales were derived from these types of services to railroads. The Company intends to capitalize on its relationships with railroads by expanding its current service offerings, including track panels, specialty track components and railroad tie disposal.

  Historically, investment trends in track maintenance by domestic railroads have been linked to general economic conditions in the country. During recessions, the railroads have typically deferred track maintenance until economic conditions improve. Recently, however, the Class 1 railroads have increased their spending on track maintenance, which has caused an increase in demand for railroad crossties. The increased maintenance during a recessionary cycle can be partially attributed to merger activities that resulted in deferrals of track maintenance over the past few years. Management believes this increase in demand will continue for the near term as track maintenance is accelerated.

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

  The Company's top ten Railroad & Utility Products accounts comprised approximately 65%, 63% and 60% of Railroad & Utility Products' net sales for 2001, 2000 and 1999, respectively, and are serviced through long-term contracts ranging from one to five years on a requirements basis. Koppers' sales to the railroad industry are coordinated through its office in Pittsburgh, Pennsylvania. The Company has one principal competitor in the railroad products market.

  The Company believes that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete crossties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, the Company acquired a 50% partnership interest in KSA Limited Partnership ("KSA"), a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 2001, an estimated one million concrete crossties, or 7% of total tie insertions, were installed by Class 1 railroads. The Company believes that concrete crossties will continue to command approximately this level of market share. KSA produced approximately 140,000 concrete crossties in 2001, or 14% of the United States estimated concrete tie market. While the cost of material and installation of a concrete crosstie is much higher than that of a wood tie, the average life of wood and concrete crossties are similar, although concrete generally performs better in high weight bearing, high traffic areas and is attractive to railroads for these purposes.

  Utility poles are produced mainly from softwoods such as pine and fir, which have been subject to steady price increases in recent years due primarily to increased demand for softwood materials in the paper and construction industries. The majority of the softwood used for poles is purchased from large timber owners and individual landowners and shipped to one of the Company's pole-peeling facilities. While crossties are treated exclusively with creosote, the Company treats poles with a variety of preservatives including pentachlorophenol ("Penta"), CCA, creosote and antisapstains.

  The market for utility pole products is characterized by a large number of small, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically with over 200 investor-owned electric and telephone utilities and 2,800 smaller municipal utilities and Rural Electric Associations ("REAs"). Approximately 2.2 million poles are purchased annually in the United States, with a smaller market in Australia. In recent years the Company has seen its utility pole volumes decrease due to industry deregulation and its impact on maintenance programs. The Company expects demand for utility poles to remain at lower levels. In Australia, the Company markets its products primarily to the utility, agricultural, landscape and vineyard markets.

  Pole products accounted for approximately 20%, 25% and 25% of Railroad & Utility Products' net sales in 2001, 2000 and 1999, respectively. The Company has three principal competitors in the utility products market. There are few barriers to entry in the utility products market, which consists of regional wood treating companies operating small to medium size plants and serving local markets.

  Due to deteriorating market conditions resulting in increasing operating losses over the past several years, in February 2001 the Company's Board of Directors approved the closure of the utility pole facility and adjacent cogeneration facility located in Feather River, California ("Feather River") effective March 31, 2001. This closure resulted in total charges to earnings in 2001 of $4.6 million, which included $1.3 million of operating expenses. At December 31, 2001 an estimated $1.6 million of additional reserves remain, primarily for dismantling. Completion of the closure is expected by the end of the third quarter of 2002.

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

Research and Development

  As of December 31, 2001, the Company had eleven full-time employees engaged in research and development and technical service activities. The Company's research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote. The Company believes the research and technical efforts provided in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 2001, 2000 and 1999 were $2.7 million, $2.5 million and $2.1 million, respectively.

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

  For the last three years, the Company's annual capital expenditures for environmental matters averaged approximately $4 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $10 million. The Company currently estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $10 million for 2002. The Company believes that it will have continuing significant expenditures associated with compliance with Environmental Laws and, to the extent not covered by insurance or available recoveries under third party indemnification arrangements, for present and future remediation efforts at waste and plant sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations---Environmental and Other Matters".

Employees and Employee Relations

  As of December 31, 2001, the Company employed 684 salaried employees and 1,401 non-salaried employees. Listed below is a breakdown of employees by business segment, including administration.

Division                              Salaried   Non-Salaried   Total
--------                              --------   ------------   -----
Carbon Materials & Chemicals........     355           686      1,041
Railroad & Utility Products.........     238           703        941
Administration......................      91            12        103
                                         ---         -----      -----
     Total Employees................     684         1,401      2,085

  Of the Company's employees, approximately 55% are represented by 25 different unions and covered under numerous labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with more than 300 employees. Another significant affiliation is the Paper, Allied-Industrial, Chemical & Energy Workers' International Union, with more than 180 employees at four facilities. Labor contracts expiring in 2002 cover approximately 7% of total employees.

ITEM 2. Properties

  The principal fixed assets of the Company consist of its production, treatment, and storage facilities and its transportation and plant vehicles. Its production facilities consist of 18 Carbon Materials & Chemicals facilities and 21 Railroad & Utility Products facilities. See "Business--Carbon Materials & Chemicals," and "Business--Railroad & Utility Products." As of December 31,
2001 the net book value of vehicles, machinery and equipment represented approximately 31% of the Company's total assets, as reflected in its consolidated balance sheet. The following chart sets forth information regarding the Company's facilities:

                                                                                            Description of
Segment/Primary Product Line                      Location                    Acreage      Property Interest
----------------------------                      --------                    -------      -----------------
Carbon Materials & Chemicals

Wood Preservation Chemicals            Auckland, New Zealand                     1.3              Leased
Carbon Pitch                           Clairton, Pennsylvania                     17               Owned
Carbon Pitch, Creosote, Naphthalene    Clarence, England                         120               Owned
Wood Preservation Chemicals            Fiji                                       .7               Owned
Carbon Pitch                           Follansbee, West Virginia                  32               Owned
Carbon Black                           Kurnell, New South Wales, Australia        20              Leased
Carbon Pitch                           Mayfield, New South Wales, Australia       26               Owned
Furnace Coke                           Monessen, Pennsylvania                     45               Owned
Carbon Pitch                           Nyborg, Denmark                            36        26 Owned, 10 Leased
Wood Preservation Chemicals            Penang, Malaysia                            3              Leased
Carbon Pitch                           Portland, Oregon                            6              Leased
Carbon Pitch                           Portland, Victoria, Australia             1.1              Leased
Carbon Pitch                           Scunthorpe, England                        27               Owned
Wood Preservation Chemicals            Port Shepstone, South Africa               .6              Leased
Carbon Pitch, PAA                      Stickney, Illinois                         38               Owned
PAA                                    Totten, England                             1               Owned
Wood Preservation Chemicals            Trentham, Victoria, Australia              24               Owned
Carbon Pitch                           Woodward, Alabama                          23               Owned

Railroad & Utility Products

Prefabricated Rail Sections            Alorton, Illinois                        12.2       6.6 Leased, 5.6 Owned
Utility Poles, Railroad Crossties      Bunbury, Western Australia                 26               Owned
Utility Poles, Railroad Crossties      Denver, Colorado                           64               Owned
Utility Poles, Railroad Crossties      Florence, South Carolina                  200               Owned
Utility Poles                          Gainesville, Florida                       86               Owned
Railroad Crossties                     Galesburg, Illinois                       125              Leased
Utility Poles                          Grafton, New South Wales, Australia       100               Owned
Railroad Crossties                     Green Spring, West Virginia                98               Owned
Utility Poles, Railroad Crossties      Grenada, Mississippi                      154               Owned
Railroad Crossties                     Guthrie, Kentucky                         122               Owned
Pine Products                          Hume, Australia Capital Territory           5           99 Year Lease
Utility Poles                          Logansport, Louisiana                      30               Owned
Utility Poles                          Longford, Tasmania                       16.5               Owned
Railroad Crossties                     Montgomery, Alabama                        84               Owned
Railroad Crossties                     N. Little Rock, Arkansas                  148               Owned
Railroad Crossties                     Roanoke, Virginia                          91               Owned
Railroad Crossties                     Somerville, Texas                         244               Owned
Railroad Crossties                     Superior, Wisconsin                       120               Owned
Railroad Crossties                     Susquehanna, Pennsylvania                 109               Owned
Pine Products                          Takura, Queensland, Australia              75              Leased
Utility Poles                          Thornton, New South Wales, Australia       15               Owned

  The Company's corporate offices are located in approximately 60,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania. The office space is leased from Axiom Real Estate Management, Inc. with the lease term expiring on December 31, 2010.

ITEM 3.   Legal Proceedings

  The Company is involved in litigation and various proceedings relating to environmental laws and regulations and toxic tort matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Environmental and Other Matters."

  The Company is involved in various other proceedings incidental to the ordinary conduct of its business. The Company believes that none of these other proceedings will have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

ITEM 4.   Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a shareholder vote during the fourth quarter of 2001.

PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

  Currently, there is no established public trading market for the Company's common stock. At December 31, 2001 the Company had 1.3 million shares of common stock outstanding. Of the total, 1.0 million shares of common stock were owned by approximately 200 individuals consisting of officers, directors, and current and former employees of the Company (collectively, the "Management Investors"), with the remainder owned by the Company's Employee Savings Plan. The terms and conditions of ownership, including voting rights and dividends, are governed by the Restated Articles of Incorporation of the Company and the stockholders' agreement by and among the Company, Saratoga Partners III, L.P. ("Saratoga"), and the Management Investors, dated as of December 1, 1997 (as amended, the "Stockholders' Agreement"). See "Stockholders' Agreement."

  Each share of common stock has an equal and ratable right to receive dividends to be paid from the Company's assets legally available therefor when, as, and if declared by the Board of Directors. The declaration and payment of dividends on the common stock are subject to (i) the Company's credit and loan agreements;
(ii) the provisions of the indenture which governs the Company's 9 7/8% Senior Subordinated Notes due 2007 (the "Subordinated Notes"); (iii) the supermajority vote requirements of the Stockholders' Agreement, and (iv) the provisions of any series of preferred stock, including the senior convertible preferred stock ("preferred stock") held by Saratoga which may at the time be outstanding. In June 2001 the Company declared and paid a cash dividend of $4.00 per share to all holders of common and preferred stock.

Stockholders' Agreement

  The Company is a party to the Stockholders' Agreement. The Management Investors are a group of approximately 200 individual stockholders with various ownership interests in the common stock and collectively comprising 80% of the total outstanding shares of the common stock of the Company. The remaining 20% is held indirectly by approximately 600 current and former employees through the Company's Employee Savings Plan. Each Management Investor is an officer, Board member or current or former employee of either Koppers or one of its subsidiaries. Pursuant to the Stockholders' Agreement, each of the Management Investors has appointed Walter W. Turner and Clayton A. Sweeney as the two representatives ("Representatives") of the Management Investors and granted to the Representatives an irrevocable proxy for the term of the Stockholders' Agreement to vote all their shares. In November 2001 Mr. Sweeney resigned as a Representative, and his position as Representative is currently vacant. Mr. Sweeney remains a Director of the Company.

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

  As of December 31, 2001, Koppers was obligated to purchase approximately 0.2 million shares of common stock from Management Investors based on currently available information.

ITEM 6.  Selected Financial Data

                                                                                 Years Ended December 31,
                                                                 2001         2000        1999        1998      1997
                                                                ------       ------      ------      ------    ------
Income Statement Data:                                                   (In millions except shares figures)
Net sales.............................................          $707.6       $723.5      $664.1      $670.6    $593.1
       Cost of sales..................................           585.3        598.8       548.9       553.5     501.4
       Depreciation and amortization..................            30.4         30.0        27.1        30.6      23.5
       Selling, general and administrative............            46.3         45.4        37.4        39.9      28.1
       Restructuring charges (1)......................             3.3            -           -        (1.0)     45.4
                                                                ------       ------      ------      ------    ------
Operating profit (loss)...............................            42.3         49.3        50.7        47.6      (5.3)
Equity in earnings of affiliates......................             0.3          2.2         1.7         2.4       5.3
Other income (expense) (2)............................             8.2          8.6         0.8           -      (1.4)
Interest expense......................................            24.5         28.0        28.1        29.7      17.3
                                                                ------       ------      ------      ------    ------
Income (loss) before income tax provision (benefit),..
     minority interest and extraordinary item.........            26.3         32.1        25.1        20.3     (18.7)
Income tax provision (benefit) (3)....................            12.1         16.6         0.2        (0.3)    (19.7)
Minority interest.....................................             0.9          0.8         0.7         0.5         -
                                                                ------       ------      ------      ------    ------
Income before extraordinary item......................          $ 13.3       $ 14.7      $ 24.2      $ 20.1    $  1.0
Net income (loss) (4).................................          $ 13.3       $ 14.7      $ 24.2      $ 20.1    $ (5.7)
Preferred dividends...................................          $  9.1       $    -      $    -      $    -    $    -
                                                                ------       ------      ------      ------    ------
Net income to common stock............................          $  4.2       $ 14.7      $ 24.2      $ 20.1    $ (5.7)
Earnings per share of common stock before
     extraordinary item:
     Basic earnings per share.........................          $ 3.15       $10.64      $16.70      $12.64    $ 0.17
                                                                ======       ======      ======      ======    ======
     Diluted earnings per share.......................          $ 3.15       $ 3.83      $ 6.23      $ 4.85    $ 0.12
                                                                ======       ======      ======      ======    ======
Earnings (loss) per share of common stock:
     Basic earnings (loss) per share..................          $ 3.15       $10.64      $16.70      $12.64    $(0.92)
                                                                ======       ======      ======      ======    ======
     Diluted earnings (loss) per share................          $ 3.15       $ 3.83      $ 6.23      $ 4.85    $(0.65)
                                                                ======       ======      ======      ======    ======

Balance Sheet Data (end of period):
Working capital.......................................          $ 89.2       $107.4      $ 97.3      $104.9    $109.2
Total assets..........................................           455.2        483.9       477.7       477.6     500.2
Total debt............................................           269.0        291.5       309.8       332.7     320.7
Common stock subject to redemption (5)................            22.3         30.9        25.6        16.0      26.4
Common equity.........................................             2.8          3.7         7.8        (3.5)    (14.6)

Other Data:
Cash dividends per common share.......................          $ 4.00       $    -      $    -      $    -    $ 0.26
Capital expenditures..................................            14.6         14.8        22.5        20.2      19.8
Acquisitions and related capital expenditures (6).....             6.4         15.3         1.7         2.6      34.1

(1) The 2001 charges were related to the closure of Feather River. See Note 2 of the Notes to Consolidated Financial Statements of the Company. The 1997 charges were comprised of $39.9 million related to the closure of the Company's coke facility in Woodward, Alabama ("Woodward Coke") and $5.5 million related to an asset impairment charge at Feather River. In 1998, approximately $1.0 million of plant closing reserves were credited to income as the result of a negotiated reduction in a contractual penalty obligation related to the Feather River cogeneration facility.

(2) Other income for 2001, 2000 and 1999 consists of proceeds from the monetization of tax credits from the Monessen Facility based on coke production. See Note 7 of the Notes to Consolidated Financial Statements of the Company. Other expense for 1997 is for the write-off of expenses related to an Initial Public Offering that was withdrawn in 1997.

(3) In December 1999 the Company entered into an agreement with a third party to transfer substantially all of the energy tax credits from the Monessen Facility for cash. See Note 7 of the Notes to Consolidated Financial Statements of the Company.

(4) Net income for 1997 includes extraordinary loss on early extinguishment of debt of $6.7 million.

(5) Represents the amount necessary to redeem stock held by Management Investors upon termination of their employment with the Company pursuant to the Stockholders' Agreement. See Note 5 of the Notes to Consolidated Financial Statements of the Company.

(6) Significant acquisitions include the purchase of the remaining 50% of the Company's equity ownership in the European operations of Tarconord A/S ("Tarconord", now known as "Koppers Europe") in May 2000, and the acquisition of the remaining 50% of Koppers Australia in December 1997.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations
     The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                       Years Ended December 31,
                                                        2001     2000     1999
                                                       ------   ------   ------
Net sales (In millions):
   Carbon Materials & Chemicals.....................   $419.7   $421.3   $356.3
   Railroad & Utility Products......................    287.9    302.2    307.8
                                                       ------   ------   ------
    Total...........................................   $707.6   $723.5   $664.1
                                                       ======   ======   ======

Segment sales as percent of total net sales:
   Carbon Materials & Chemicals.....................     59.3%    58.2%    53.6%
   Railroad & Utility Products......................     40.7%    41.8%    46.4%
                                                       ------   ------   ------
    Total...........................................    100.0%   100.0%   100.0%

Gross margin by segment (after depreciation and
 amortization):
   Carbon Materials & Chemicals.....................     15.3%    15.8%    14.1%
   Railroad & Utility Products......................     10.2%     9.6%    12.6%
                                                       ------   ------   ------
    Total...........................................     13.0%    13.1%    13.3%

Operating margin by segment:
   Carbon Materials & Chemicals.....................      7.7%     8.6%     8.0%
   Railroad & Utility Products......................      4.1%     4.6%     7.8%
                                                       ------   ------   ------
    Total...........................................      6.0%     6.8%     7.6%

 Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000.

  Net Sales. Net sales for the year ended December 31, 2001 were lower than 2000 as $41 million of additional sales as a result of the consolidation of Koppers Europe were more than offset by approximately $50 million of reduced sales in the United States. Eliminating the effect of Koppers Europe, net sales for Carbon Materials & Chemicals decreased approximately $44 million compared to the prior year period due to reductions in sales volumes for all major product lines as a result of the recession in the United States. Net sales for Railroad & Utility Products decreased compared to the prior year due to reductions in sales volumes for utility poles and reductions in volumes and pricing for railroad crossties.

  Gross Margin after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased slightly as lower margins for Carbon Materials & Chemicals were substantially offset by higher margins for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals decreased primarily as a result of lower PAA and furnace coke sales volumes in the United States. Gross margin for Railroad & Utility Products increased due primarily to the closure of Feather River in early 2001.

  Depreciation and Amortization. Depreciation and amortization for 2001 increased slightly compared to the prior year due to the consolidation of Koppers Europe.

  Selling, General and Administrative Expense.   Selling, general and
administrative expense as a percent of net sales increased primarily as a result of higher legal costs.

  Equity in Earnings of Affiliates. Equity earnings for 2001 were lower than the prior year due primarily to the consolidation of Koppers Europe.

  Income Taxes.   The Company's effective income tax rate for the year ended
December 31, 2001 decreased due primarily to the existence of non-deductible losses in 2000.

  Net Income.   Net income for 2001 compared to the same period last year
decreased primarily due to the recession in manufacturing in the United States.

 Comparison of Results of Operations for the Years Ended December 31, 2000 and 1999.

  Net Sales. Net sales for the year ended December 31, 2000 were higher than the same period in 1999 due primarily to $56.5 million of sales as a result of the acquisition of Koppers Europe. Eliminating the effect of Koppers Europe, net sales for Carbon Materials & Chemicals increased compared to the prior year period due to an increase in sales for PAA as a result of higher pricing, which more than offset lower carbon pitch volumes and lower pricing for furnace coke. Net sales for Railroad & Utility Products decreased compared to the prior year due to reductions in sales volumes for utility poles and reductions in pricing for railroad crossties.

  Gross Margin after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased slightly as higher margins for Carbon Materials & Chemicals were offset by lower margins for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased primarily as a result of higher PAA prices. Gross margin for Railroad & Utility Products decreased due primarily to lower prices for railroad crossties.

  Depreciation and Amortization. Depreciation and amortization for 2000 increased compared to the prior year due to the acquisition of Koppers Europe.

  Selling, General and Administrative Expense.   Selling, general and
administrative expense as a percent of net sales increased primarily as a result of an increase in bad debt expense.

  Equity in Earnings of Affiliates. Equity earnings for 2000 were higher than the prior year primarily due to an increase in earnings for Tarconord prior to the acquisition of Koppers Europe.

  Income Taxes. The Company's effective income tax rate for the year ended December 31, 2000 increased due primarily to the reduction in available tax credits as a result of the Monessen Transaction. The reduction from statutory rates for 1999 was due primarily to tax credits related to the Monessen Facility.

  Net Income. Net income for 2000 compared to the same period last year decreased primarily due to higher income tax expense as a result of the Monessen Transaction.

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

  As of December 31, 2001 the Company had $5.2 million of cash and cash equivalents and $22.3 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of December 31, 2001, $9.9 million of commitments were utilized by outstanding standby letters of credit.

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

  Cash provided by operating activities increased in spite of lower earnings in 2001 as significant reductions in working capital were achieved, primarily in trade accounts receivable. Cash provided by operating activities in 2000 decreased from 1999 due to lower earnings and higher working capital requirements as compared to the prior year.

  Capital expenditures excluding acquisitions were consistent with the prior year as the Company continues to focus on required maintenance and environmental projects. For fiscal year 2002 the Company anticipates capital expenditures of $21.5 million excluding acquisitions. This amount includes environmental capital expenditures of approximately $10 million, with the remainder for capital maintenance and improvements. The Company expects to finance 2002 capital expenditures primarily through cash flow generated from operations. The Company's projection of 2002 capital expenditures is based on a continuation of the Company's program to maintain and modernize existing manufacturing capacity and to comply with existing environmental regulations. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or changes in environmental requirements, or lower in the event of inadequate cash flow from operations.

  Cash used for financing activities in 2001 was comprised of term debt repayments of $21.1 million ($6.8 million of which was unscheduled repayments), $14.6 million of dividends and $5.9 million of common stock redemptions. Cash used for financing activities in 2000 was due primarily to term debt repayments of $24.0 million, $9.2 million of which was unscheduled repayment. Cash used in 1999 was due primarily to net term debt repayments of $23.1 million, $15.6 million of which was unscheduled repayment.

  Restructuring Charges. In February 2001 the Company's Board of Directors approved the closure of the utility pole facility located in Feather River, California effective March 31, 2001. This resulted in a charge of $3.3 million in the first quarter of 2001. Completion of the closure is expected by the end of the third quarter of 2002. At December 31, 2001 $1.6 million of reserves remain for final dismantling and remediation costs. Substantially all of the charges were cash charges.

  Pension Funding. Due primarily to depressed equity securities markets in 2001 and 2000, the Company anticipates significant increases in its level of required pension contributions for the next several years. Additionally, pension expense is expected to increase by approximately $0.7 million in 2002.

  Dividends. In 2001 the Company paid a dividend in the amount of $14.6 million to common and preferred shareholders. The Company is limited by its current lending covenants regarding the payment of dividends. For 2002 this limitation is approximately $10 million.

  Operating Lease Commitments. Commitments during the next five years under operating leases aggregate to approximately $83 million, ranging from $19.7 million in 2002 to $10.9 million in 2006.

  Pending Litigation. The Company is currently a defendant in several toxic tort lawsuits, one of which went to trial in January 2002 and the other which has a trial date of March 2002 (see "Environmental and Other Matters"). Although the Company believes it has a strong legal position and intends to defend these cases vigorously, there can be no assurance that an unfavorable outcome in either or both matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Stock Redemptions. In 2002, anticipated stock redemptions for retirees amount to $3.5 million.

  Impact of Deferred Taxes. Energy tax credits from the Monessen Facility provided tax benefits to Koppers of approximately $0.1 million, $0.1 million and $10.2 million in 2001, 2000 and 1999, respectively. The Company entered into the Monessen Transaction to monetize substantially all of these tax credits. Based on the Company's earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on the Consolidated Balance Sheet at December 31, 2001 are realizable.

  Revenue Recognition. The Company recognizes revenue from product sales at the time of shipment. Shipping and handling costs are included as a component of net sales.

  Accrued Insurance. The Company is insured for property, casualty and workers' compensation insurance up to various stop loss coverages. Losses are accrued based upon the Company's estimates of the liability for the related deductibles for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

  Accounts Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where the Company becomes aware of a specific customer's inability to meet its financial obligations to Koppers, a specific reserve for bad debts is recorded against amounts due. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Foreign Operations and Foreign Currency Transactions. The Company is subject to foreign currency translation fluctuations due to its foreign operations. Exchange rate fluctuations in 2001 and 2000 resulted in charges to comprehensive income of $4.2 million and $11.2 million, respectively.

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

  In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.8 million ($0.21 per share) per year. The Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and has determined that there is no impact on the earnings or financial position of the Company as of the date of adoption.

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

  In October 2001 the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company has performed an analysis and determined that the adoption of this Statement will have no effect on the earnings or financial position of the Company as of the date of adoption.

Environmental and Other Matters

  The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third-party claims for cleanup or for injuries resulting from contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2001 and 2000 were approximately $12.6 million and $12.2 million, respectively, which include provisions for fines, remediation and the cleaning and disposal of residues from tanks and tank cars.

   Environmental and Other Liabilities Retained or Assumed by Others

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

  The Indemnity provides four different mechanisms by which Beazer East is to indemnify Koppers with regard to environmental claims or environmental cleanup liabilities. First, if the claim or liability involves hazardous substances that were generated at facilities owned or operated before the Acquisition and disposed of at third-party locations before the Acquisition, then Beazer East is required to indemnify Koppers regardless of when the claim or liability is asserted. Second, if the claim involves a personal injury and is asserted by an employee as a result of exposure to toxic substances in the workplace and the extent to which the claim arises from conditions occurring or existing before the Acquisition cannot be readily determined, then the claim is allocated in proportion to the length of time the employee worked for each party. Third, if the claim involves costs for disposal of contaminated soil from facilities owned or operated before the Acquisition and generated as a result of a voluntary decision by Koppers, then Beazer East is required to indemnify Koppers for ninety percent (90%) of all disposal costs over $0.1 million in any single year. Fourth, if the claim or cleanup liability involves investigation, response, removal, or remedial costs at facilities owned or operated before the Acquisition and for conditions occurring or existing prior to the Acquisition, then Beazer East is required to indemnify Koppers if the claim or liability is a pre-Acquisition environmental claim or a pre-Acquisition environmental cleanup liability. A claim or liability can have pre-Acquisition status in one of two ways. It can be asserted by a third party (someone other than Koppers) before December 29, 2000, or Beazer East must have received (including from Koppers) "specific and particularized notice with respect to acts, omissions, conditions or circumstances that may give rise" to the claim or liability before December 29, 2000. The Company believes that it has taken appropriate steps to satisfy these conditions.

  Five sites owned and/or operated by Koppers are listed on the National Priorities List ("NPL") promulgated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The sites include the recently closed Feather River; the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many Koppers sites are or have been operated under Resource Conservation and Recovery Act ("RCRA") permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

  To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the environmental remediation portion of the Indemnity have averaged approximately $9 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties failed to perform their obligations and the Company were held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the Company may be unable to do so, and the imposition of such liabilities on the Company would have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

  The Company has been named in a toxic tort action, along with other defendants, arising from the operation of the Company's wood treating facility in Green Spring, West Virginia ("Green Spring"). Allegations include personal injury and property damage related to the operations of Green Spring from the mid-1940's through 1992. As a result of litigation among CSX Transportation, Inc. ("CSX"), Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations under the Indemnity in connection with Green Spring. A trial date has been set for March 2002. Although management believes that some of the matters associated with this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  The Company has also been named in a toxic tort action that arises from operations at its wood treating facility in North Little Rock, Arkansas. Allegations include personal injury and property damage related to plant operations for an unspecified period of time. This case went to trial in January 2002 and is currently proceeding. There can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

  Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. The United States Department of Justice and the EPA have been investigating this matter, which led to a settlement demand in February 2001 of $5 million and certain admissions. The Company has entered into negotiations regarding possible settlement of these matters. There can be no assurance that the outcome of either or both of these matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Other Matters

  There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. However, in 2000 the Company's largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. Although management does not believe that this alternative technology will be developed and used widely within the next five years, the potential development and implementation of this new technology could seriously impair the Company's ability to profitably market carbon pitch and related co-products. Over 75% of Koppers' carbon pitch is sold to the aluminum industry under long-term contracts ranging from two to seven years.

  An excess supply of carbon pitch during the past several years has resulted in pricing pressures in domestic markets. This situation has negatively impacted the Company's domestic carbon pitch business in 2001 and 2000, and continued pricing pressures are anticipated in 2002. Because of the Clean Air Act Amendments and other environmental laws, future coal tar availability from domestic coke production is expected to decline. Management believes that the Company's ability to source coal tar and carbon pitch from overseas markets through its foreign operations, as well as its research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

  Koppers' price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to Koppers' cost to produce naphthalene; however, due to excess supplies of PAA during 2001 and 2000, margins did not change proportionally despite high levels for orthoxylene prices. Management does not expect market conditions for PAA to improve in 2002.

  In 1999 the Company entered into a joint venture agreement with TISCO to rehabilitate and operate a tar distillation facility in China. The joint venture agreement also includes a tar supply contract with TISCO, which will serve to ensure the long-term supply of coal tar products in its Australasian markets. Koppers will participate in the international marketing of carbon pitch products for the joint venture. Koppers China is 60% owned by the Company and began production of coal tar products in 2001. Total contributions of cash, engineering services and acquisition costs for the joint venture totaled $10.5 million as of December 31, 2001.

   In June 2001 the Company entered into an agreement with TISCO whereby TISCO has assumed control of Koppers China through December 31, 2003. During this period TISCO bears all responsibility for the operations and management of the facility, as well as the net income or loss, except for Koppers' pro rata share of depreciation, amortization and income taxes of the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China. TISCO has guaranteed a bank loan of Koppers China; the Company has issued a cross guarantee to TISCO in the amount of approximately $1.5 million, representing 60% of the loan amount.

  An integrated steel company is the only customer for the Company's furnace coke, with a contract to take 100% of the Company's coke production in 2002. Due to the difficulties in the domestic steel industry, coupled with the low pricing of domestic coke largely as a result of imports, the Company continues to review its strategic alternatives for the coke business.

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

  As required by the Securities and Exchange Commission rules, the following analyses present the sensitivity of the market value, earnings and cash flows of the Company's financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2001. The range of changes chosen for these analyses reflect the Company's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact the Company's business as a result of these changes.

  Interest Rate and Debt Sensitivity Analysis. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. As described in Note 4 of the Notes to Consolidated Financial Statements of the Company, the Company has both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs.

  At December 31, 2001 the Company had $191.1 million of fixed rate debt and $77.9 million of variable rate debt, reflecting the Company's strategy of maintaining variable rate debt at 25%-50% of total debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

  Holding other variables constant (such as debt levels and foreign exchange rates) a one percentage point decrease in interest rates would increase the unrealized fair market value of the fixed rate debt by approximately $11.2 million. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $0.8 million, holding other variables constant.

  Exchange Rate Sensitivity Analysis.   The Company's exchange rate exposures
result primarily from its investment and ongoing operations in Australia, Denmark and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on earnings of the Company, based on actual earnings from foreign operations in 2001, would be a reduction of approximately $1.3 million.

ITEM 8.   Financial Statements and Supplementary Data

  The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 27 and are listed in Item 14 hereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  None

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

  The following table sets forth the names and ages of the executive officers and Directors of the Company as of January 31, 2002 and the positions that they hold. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name.......................      Age            Position with the Company
----                             ---            -------------------------
Robert Cizik...............       70       Non-Executive Chairman and Director
Walter W. Turner...........       55       President and Chief Executive Officer and Director
Clayton A. Sweeney.........       70       Director
N. H. Prater...............       73       Director
Christian L. Oberbeck......       41       Director
David M. Hillenbrand.......       54       Director
Donald E. Davis............       45       Vice President and Chief Financial Officer
Steven R. Lacy.............       46       Vice President, General Counsel and Corporate Secretary
Thomas D. Loadman..........       47       Vice President and General Manager, Railroad Products & Services
Kevin J. Fitzgerald........       49       Vice President and General Manager, Carbon Materials & Chemicals
Ernest S. Bryon............       56       Vice President, Australasian Operations
David Whittle..............       59       Vice President, European Operations
Randall D. Collins.........       49       Vice President, Safety, Health & Environmental Affairs
Joseph E. Boan.............       54       Vice President, Human Resources
Robert H. Wombles..........       50       Vice President, Technology
M. Claire Schaming.........       48       Treasurer and Assistant Secretary

  Mr. Cizik was elected Non-Executive Chairman in July 1999. He has been a Director of Koppers since January 1999. Mr. Cizik retired from Cooper Industries, Inc. where he served as President, Chief Executive Officer and Chairman of the Board from 1973 to 1996. He currently serves as a Director of Temple-Inland Inc. and Advisory Director of Wingate Partners. He previously served as a Director of Harris Corporation from 1988 until November 1999 and Air Products and Chemicals, Inc. from 1992 until January 2002.

  Mr. Turner was elected President and Chief Executive Officer and Director in February 1998. Mr. Turner had been appointed Vice President and General Manager, Carbon Materials & Chemicals division in early 1995. Mr. Turner had been elected Vice President and Manager, Marketing & Development, Industrial Pitches and Related Products in February 1992. Mr. Turner was Marketing Manager, Industrial Pitches and Creosote Oils prior to that time.

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

  Dr. Hillenbrand was elected as a Director of Koppers in February 1999. Dr. Hillenbrand has been the President and Chief Executive Officer of Bayer, Inc. since 1994. Prior to 1994, Dr. Hillenbrand was Senior Vice President and Elkhart General Site Manager, Miles Inc. (now Bayer Corporation). In that position, he was responsible for the administration services and operations at Bayer's largest North American site, which included chemical manufacturing facilities. Dr. Hillenbrand is a member of the Board of Directors of Bayer Inc. and is a member of the Board of Representatives of the Gustafson Partnership. In addition he is Chairman of the Board of Directors of the Canadian Chemical Producers Association (CCPA).

  Mr. Davis was elected Vice President and Chief Financial Officer of Koppers in November 1994. Mr. Davis had been General Manager of Koppers' Recovery Resources Group from June 1992 to March 1996 and served as Treasurer from 1988 until 1992. He is also a Director of Koppers-Arch (formerly Koppers-Hickson). Mr. Davis is a certified public accountant.

  Mr. Lacy was elected Vice President, General Counsel and Corporate Secretary in July 2001. Mr. Lacy had worked in the corporate legal department for Wheeling-Pittsburgh Steel Corporation from July 1998 through November 2000, most recently as Vice President, General Counsel and Secretary. Prior to that time, he was employed by the Bethlehem Lukens Plate Division of Bethlehem Steel Corporation as Division Counsel.

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

  Mr. Bryon was elected Vice President, Australasian Operations on October 1, 1998. Mr. Bryon had served as General Manager of Koppers Coal Tar Products Pty. Ltd. (a subsidiary of Koppers Australia) since 1993. Mr. Bryon is a Director of Koppers-Arch and Koppers China.

  Dr. Whittle was elected Vice President, European Operations in May 2000. Dr. Whittle had served as Managing Director of the United Kingdom operations of Tarconord since the acquisition of Bitmac, Ltd. by Tarconord in 1996. From 1986 until 1996 Dr. Whittle had been Managing Director and Chief Executive Officer of Bitmac Ltd. Dr. Whittle is active in industry associations and has served as president of the International Tar Association and Lincolnshire Iron & Steel Institute, and was until recently president of the Coke Oven Managers' Association.

  Mr. Collins was elected Vice President, Safety, Health and Environmental Affairs in November 1994, and had been Corporate Secretary from January 1989 until July 2001. His responsibilities include establishing policy and assuring regulatory compliance for environmental, safety and health matters.

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

  Ms. Schaming was elected Treasurer and Assistant Secretary in May 1992. Her previous position was Assistant Treasurer and Manager of Cash Operations. Ms. Schaming is a certified cash manager.

ITEM 11.   Executive Compensation

Summary of Cash and Certain Other Compensation

  The following table sets forth information concerning the compensation for services in all capacities to the Company, including options and stock appreciation rights ("SARS"), for the years ended December 31, 2001, 2000 and 1999, of those persons who were at December 31, 2001 the current Chief Executive Officer and each of the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 2001 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                        Annual Compensation (1)          Compensation (4)
                                       -------------------------         ----------------
                                                                              Awards
                                                                              ------
             (a)                      (b)       (c)             (d)            (g)                (i)
                                                                            Securities         All Other
                                                                            Underlying       Compensation
Name and Principal Position           Year    Salary         Bonus (3)     Options/SARS (#)         (5)
-------------------------------------------------------------------------------------------------------------
Walter W. Turner                      2001   $363,720       $        -                 -       $163,389
President and Chief Executive         2000    352,440          199,000             6,000         49,647
Officer                               1999    325,000          148,080                 -         85,276

Donald E. Davis                       2001    226,200                -                 -        102,721
Vice President and Chief              2000    216,600          102,000             3,000         32,542
Financial Officer                     1999    201,820           79,876                 -         51,820

David Whittle                         2001    192,240                -                 -              -
Vice President, European              2000    107,400(2)        56,592             2,000              -
Operations

Thomas D. Loadman                     2001    189,420                -                 -         86,185
Vice President and General            2000    181,200           52,258             2,000         28,266
Manager, Railroad Products            1999    170,400           83,883                 -         47,131
& Services

Kevin J. Fitzgerald                   2001    176,400                -                 -         83,267
Vice President and General            2000    160,200           73,525             8,000         25,849
Manager, Carbon Materials             1999    138,000           46,680                 -         50,929
& Chemicals

(1) Column (e) "Other Annual Compensation" has been omitted since there are no amounts to report. The aggregate amount of perquisites and other personal benefits for any Named Executive Officer does not exceed $50,000 or 10% of the total of annual salary and bonus for any such Named Executive Officer.

(2) Consists of seven months of salary for 2000.

(3) The allocation for the bonus amounts for 2001 have not been determined at the time of filing. For the individuals named above, the range of allocations, subject to approval by the Company's Board of Directors, will be zero to $150,000.

(4) Columns (f) "Restricted Stock Awards" and (h) "LTIP Payouts" have been omitted because there are no amounts to report.

(5) All other compensation consists of regular and supplemental matches to the Company's 401(k) plan and earned credit for the Company's Supplemental Executive Retirement Plan ("SERP"). For Mr. Turner, 401(k) matches for 2001, 2000 and 1999 were $3,400, $4,654 and $6,483, respectively, and SERP credits for 2001, 2000 and 1999 were $159,989, $44,993 and $78,793, respectively. For Mr. Davis, 401(k)
matches for 2001, 2000 and 1999 were $3,400, $4,654 and $6,483, respectively, and SERP credits for 2001, 2000 and 1999 were $99,321, $27,888 and $45,337, respectively. For Mr. Loadman, 401(k) matches for 2001, 2000 and 1999 were $3,400, $4,654 and $6,483, respectively, and SERP credits for 2001, 2000 and 1999 were $82,785, $23,612 and $40,648, respectively. For Mr. Fitzgerald, 401(k) matches for 2001, 2000 and 1999 were $3,400, $4,654 and $5,592, respectively, and SERP credits for 2001, 2000 and 1999 were $79,867, $21,195 and $45,337, respectively.

Stock Options

  There were no grants of stock options during 2001 under the Company's stock option plan to any of the executive officers named in the Summary Compensation Table.

Option Exercises and Fiscal Year-End Values

  Shown below is information with respect to stock options exercised during 2001 and unexercised options at the end of the fiscal year under the Company's stock option plans. No SARS were granted to any of the Named Executive Officers and none of the Named Executive Officers held any unexercised SARS at the end of the fiscal year.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year-End Option/SAR Values

                          Number of
                          Securities                     Number of Securities        Value of Unexercised
                          Underlying                    Underlying Unexercised       In-the-money Options/
                         Options/SARS      Value      Options/SARS at FY-End (#)    SARS at FY-End ($) (1)
                                                      --------------------------    ----------------------
  Name                     Exercised    Realized ($)   Exercisable  Unexercisable  Exercisable  Unexercisable
  ----                     ---------    ------------   -----------  -------------  -----------  -------------
  Walter W. Turner.....      44,200       $662,788          3,000       10,800       $ 33,000      $90,000
  Donald E. Davis......      26,700        512,586          3,000        8,400         33,000       78,000
  David Whittle........           -              -            600        2,400          3,000       12,000
  Thomas D. Loadman....       3,100         67,913         19,500        7,600        282,167       74,000
  Kevin J. Fitzgerald..       1,600          8,000          8,500       10,400        101,000       76,000

  (1) The value of unexercised in-the-money options was calculated by subtracting the exercise price from the adjusted fair value as of December 31, 2001 as determined by the Board of Directors pursuant to the provisions of the Stockholders' Agreement.

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

Estimated Annual Retirement Benefit Under the Salaried Retirement Plan

                    Years of Credited Service at Retirement
                    ---------------------------------------
TERMINAL
SALARY           5          10         15          20          25          30
----------    -------    -------    --------    --------    --------    --------
$100,000      $ 7,680    $15,360    $ 23,040    $ 30,720    $ 38,400    $ 46,080
 150,000       11,680     23,360      35,040      46,720      58,400      70,080
 200,000       15,680     31,360      47,040      62,720      78,400      94,080
 250,000       19,680     39,360      59,040      78,720      98,400     118,080
 300,000       23,680     47,360      71,040      94,720     118,400     142,080
 350,000       27,680     55,360      83,040     110,720     138,400     166,080
 400,000       31,680     63,360      95,040     126,720     158,400     190,080
 450,000       35,680     71,360     107,040     142,720     178,400     214,080
 500,000       39,680     79,360     119,040     158,720     198,400     238,080

  The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 2001 for each participating Named Executive Officer: Walter W. Turner, $307,595 and 13 years of service; Donald E. Davis, $221,382 and 13 years of service; Thomas D. Loadman, $185,832 and 13 years of service; and Kevin J. Fitzgerald, $143,733 and 13 years of service.

  Effective December 1, 1997 the Board of Directors established a Supplemental Executive Retirement Plan for each participating Named Executive Officer and all other officers of the Company. The SERP will pay an annual benefit equal to 2% of final pay multiplied by years of service up to 35 years, reduced by the sum of: i) pension benefits received from the Company; ii) pension benefits received from Old Koppers; iii) one half of any Social Security benefits; and iv) the value of Company paid common stock in the individual's Employee Savings Plan account.

Director Compensation

  Koppers does not pay compensation to Directors who are also employees. Each Director who is not an employee is paid a fee of $22,000 per year, except the Saratoga Directors are paid under the advisory and consulting agreement between Koppers and Saratoga in lieu of Director fees. See "Certain Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

  Mr. Oberbeck, a principal for Saratoga, serves on the Human Resources and Compensation Committee of the Board of Directors of the Company, which establishes compensation levels for the Company's three most highly paid executive officers. Koppers also has an advisory and consulting agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director's fees to Mr. Oberbeck. In addition, Saratoga provides the Company with advisory services in connection with significant business transactions, such as acquisitions, for which the Company pays Saratoga compensation comparable to compensation paid for such services by similarly situated companies.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock and preferred stock as of January 31, 2002 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of either common stock or preferred stock; (ii) each Director of the Company; (iii) each Named Executive Officer; and (iv) all officers and Directors of the Company as a group.

                                                                                                 Senior Convertible
                                                                 Voting Common Stock             Preferred Stock (2)
                                                                --------------------             -------------------
                                                            Shares              Percentage          Shares             Percentage
                                                          Beneficially         Beneficially      Beneficially         Beneficially
Name of Beneficial Owner                                   Owned (1)             Owned (1)           Owned               Owned
------------------------                                  ------------         ------------      ------------            -----
Saratoga (3)........................................                                               2,288,481          100.0%
Management Investors (4)(5).........................        1,435,854              100.0%
Robert K. Wagner (6)................................          130,665                9.1%
Walter W. Turner (7)................................           48,562                3.4%
Clayton A. Sweeney (8)..............................           75,347                5.2%
N. H. Prater (9)....................................           30,105                2.1%
Christian L. Oberbeck (3)...........................                -                  *           2,288,481          100.0%
Robert Cizik (10)...................................           55,294                3.9%
David M. Hillenbrand (11)...........................            7,000                  *
Donald E. Davis (12)................................           46,056                3.2%
David Whittle (13)..................................              600                  *
Thomas D. Loadman (14)..............................           37,486                2.6%
Kevin J. Fitzgerald (15)............................           19,796                1.4%
All Directors and officers as a group (16 persons)..          479,332               33.4%
Total shares outstanding, including vested options..        1,435,854              100.0%          2,288,481          100.0%
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

(4) Pursuant to the Stockholders' Agreement, Mr. Turner was appointed as Representative of the approximately 200 Management Investors and granted irrevocable proxies to vote the shares of common stock owned by the Management Investors for the term of the Stockholders' Agreement. See "Market for the Registrant's Common Equity and Related Stockholder Matters---Stockholders' Agreement". The address for Mr. Turner is Koppers Industries, Inc., 436 Seventh Avenue, Pittsburgh, PA 15219.

(5) Includes vested options held by the Management Investors to acquire 150,777 shares of common stock, which are exercisable at any time.

(6) Pursuant to the Stockholders' Agreement, Mr. Wagner has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him. Mr. Wagner resigned from the Board of Directors in February 2000. The Company redeemed 65,418 shares of common stock held by Mr. Wagner in February 2001 for approximately $1.8 million. The redemption represented the second payment of 25% of Mr. Wagner's total shares at the date of resignation; the remaining shares held by Mr. Wagner will be redeemed in equal amounts of shares over the next two years at the fair value on each redemption date.

(7) Mr. Turner, as Representative of the Management Investors pursuant to the Stockholders' Agreement, has the authority to vote 1,285,077 shares held by the Management Investors and consequently may be deemed to have voting control of such shares (which include 45,562 shares directly owned by Mr. Turner).

(8) Pursuant to the Stockholders' Agreement, Mr. Sweeney has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him. In November 2001 the Company redeemed 25,116 shares owned by Mr. Sweeney for a total of $0.7 million. The redemption represented 25% of Mr. Sweeney's shares; the remaining shares held by Mr. Sweeney will be redeemed in equal amounts of shares over the next three years at the fair value at each redemption date.

(9) Pursuant to the Stockholders' Agreement, Mr. Prater has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.

(10) Includes 14,118 restricted shares. Mr. Cizik financed 35,294 of his shares in 1999 through a loan from the Company. The financed shares vest at a rate of 20% per year according to Mr. Cizik's compensation arrangement. See "Certain Relationships and Related Transactions-Consulting Agreements".

(11) Includes vested options to purchase 6,000 shares. Pursuant to the Stockholders' Agreement, Dr. Hillenbrand has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.

(12) Includes vested options to purchase 3,000 shares. Pursuant to the Stockholders' Agreement, Mr. Davis has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.

(13) Consists of vested options to purchase 600 shares. Pursuant to the Stockholders' Agreement, Dr. Whittle has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.

(14) Includes vested options to purchase 19,500 shares. Pursuant to the Stockholders' Agreement, Mr. Loadman has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.

(15) Includes vested options to purchase 8,500 shares. Pursuant to the Stockholders' Agreement, Mr. Fitzgerald has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.

ITEM 13.   Certain Relationships and Related Transactions

     Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2001. Clayton A. Sweeney, a shareholder and Director of the Company, is also counsel to Schnader Harrison Segal & Lewis LLP. During 2001, the Company paid a total of $0.7 million in legal fees to this firm. Additionally, in November 2001 the Company redeemed 25% of Mr. Sweeney's common stock for a total of $0.7 million. Also, Mr. Sweeney was one of two Representatives of the Management Investors appointed pursuant to the Stockholders' Agreement until his resignation as Representative in 2001. See "Market for the Registrant's Common Equity and Related Stockholder Matters--Stockholders' Agreement."

     Consulting Agreements

     The Company entered into a consulting agreement with Mr. Cizik in 1999 in which the Company pays a fee of $12,500 per month to Mr. Cizik for consulting services. The agreement also includes a provision which allowed Mr. Cizik to purchase 20,000 shares of common stock for $17.00 per share, which purchase was made in October 1999 when the fair value per share was $17.25. Additionally, the agreement provides for a $0.6 million interest free loan from the Company for the purchase of 35,294 shares of restricted common stock at a price of $17.00 per share. Mr. Cizik purchased these shares in October 1999 by signing a promissory note to the Company for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by Mr. Cizik's personal assets, is due in 2009, or immediately in the event Mr. Cizik is no longer Non-

Executive Chairman of the Board of Directors. The shares are restricted, with a vesting period of five years; at December 31, 2001 14,118 of the shares were restricted. In the event Mr. Cizik is no longer Non-Executive Chairman of the Board of Directors of Koppers, the Company will redeem any non-vested shares at cost and all other shares at fair value.

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

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.  Financial Statements

        The following financial statements of Koppers Industries, Inc. are included in Item 8:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                                 Page
                                                                                                                           ----
Koppers Industries, Inc.
    Consolidated Financial Statements for the Years Ended December 31, 2001, 2000 and 1999
       Report of Independent Auditors...................................................................................    28
       Consolidated Statement of Operations for the Years Ended December 31, 2001, 2000 and 1999........................    29
       Consolidated Balance Sheet at December 31, 2001 and 2000.........................................................    30
       Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999........................    32
       Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999..............    33
       Notes to Consolidated Financial Statements.......................................................................    34

    2. Schedules for the Years Ended December 31, 2001, 2000 and 1999

       Schedule II -Valuation and Qualifying Accounts...................................................................    54
       All other schedules for which provision is made in the applicable accounting regulations of the
       Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    3. See Exhibit Index on page 52 hereof.

(b) Reports on Form 8-K.

    There were no reports on Form 8-K filed in the fourth quarter of 2001.

(c) Exhibits.

    The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules.

    The response to this portion of Item 14 is submitted as a separate section of this report.

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

  In our opinion, the consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements present fairly, in all material respects, the consolidated financial position of Koppers Industries, Inc. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


                                                         /s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
January 25, 2002

                           KOPPERS INDUSTRIES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In millions except per share figures)

                                                                 Years Ended December 31,
                                                            2001          2000           1999
                                                           ------        ------         ------
Net sales.............................................     $707.6        $723.5         $664.1
Operating expenses:
  Cost of sales.......................................      585.3         598.8          548.9
  Depreciation and amortization.......................       30.4          30.0           27.1
  Selling, general and administrative.................       46.3          45.4           37.4
  Restructuring charges...............................        3.3             -              -
                                                           ------        ------         ------
     Total operating expenses.........................      665.3         674.2          613.4
                                                           ------        ------         ------
Operating profit......................................       42.3          49.3           50.7
Equity in earnings of affiliates......................        0.3           2.2            1.7
Other income..........................................        8.2           8.6            0.8
                                                           ------        ------         ------

Income before interest expense, income tax provision
  and minority interest...............................       50.8          60.1           53.2
Interest expense......................................       24.5          28.0           28.1
                                                           ------        ------         ------
Income before income tax provision and minority
  interest............................................       26.3          32.1           25.1
Income tax provision..................................       12.1          16.6            0.2
Minority interest.....................................        0.9           0.8            0.7
                                                           ------        ------         ------
Net income............................................     $ 13.3        $ 14.7         $ 24.2
                                                           ======        ======         ======
Earnings per share of common stock:

     Basic earnings per share.........................     $ 3.15        $10.64         $16.70
                                                           ======        ======         ======
     Diluted earnings per share.......................     $ 3.15        $ 3.83         $ 6.23
                                                           ======        ======         ======

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                                                            December 31,
                                                                                        2001           2000
                                                                                       -------        -------
ASSETS
Current assets:
  Cash and cash equivalents.................................................           $   5.2        $   6.8
  Accounts receivable less allowance for doubtful accounts
     of $1.0 in 2001 and $0.9 in 2000.......................................              84.3           97.9

  Inventories:
     Raw materials..........................................................              53.8           56.6
     Work in process........................................................               3.7            3.8
     Finished goods.........................................................              58.0           57.2
     LIFO reserve...........................................................              (9.3)         (11.9)
                                                                                       -------        -------
       Total inventories....................................................             106.2          105.7
  Deferred tax benefit......................................................               6.2            7.7
  Other.....................................................................               4.0            3.8
                                                                                       -------        -------
       Total current assets.................................................             205.9          221.9

Equity in non-consolidated investments......................................              12.2            5.7

Fixed assets:
  Land......................................................................               6.7            7.2
  Buildings.................................................................              14.7           15.3
  Machinery and equipment...................................................             368.4          370.4
                                                                                       -------        -------
                                                                                         389.8          392.9
     Less: accumulated depreciation.........................................            (230.5)        (217.1)
                                                                                       -------        -------
       Net fixed assets.....................................................             159.3          175.8
Goodwill, net of accumulated amortization of $7.1 in 2001 and $5.6 in 2000..              27.0           28.9
Deferred tax benefit........................................................              35.3           34.2
Other assets................................................................              15.5           17.4
                                                                                       -------        -------
       Total assets.........................................................           $ 455.2        $ 483.9
                                                                                       =======        =======

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEET
                    (In millions except per share figures)

                                                                                       December 31,
                                                                                    2001          2000
                                                                                   ------        ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................    $ 57.8        $ 54.3
  Payroll and compensation costs...............................................      10.2          10.7
  Accrued liabilities..........................................................      35.5          35.2
  Current portion of term loans................................................      13.2          14.3
                                                                                   ------        ------
     Total current liabilities.................................................     116.7         114.5

Long-term debt:
  Revolving credit.............................................................      10.2          11.1
  Term loans...................................................................      59.5          80.0
  Senior Subordinated Notes due 2007...........................................     175.0         175.0
  Senior Notes due 2004........................................................      11.1          11.1
                                                                                   ------        ------
     Total long-term debt......................................................     255.8         277.2

Product warranty and insurance reserves........................................      16.6          18.0
Accrued other postretirement benefits obligation...............................      17.4          18.3
Other..........................................................................      23.6          16.5
                                                                                   ------        ------
     Total liabilities.........................................................     430.1         444.5

Commitments and contingencies-See Note 10
Minority interest..............................................................       4.7           4.8
Common stock subject to redemption.............................................      22.3          30.9

Senior convertible preferred stock, $.01 par value;
  10.0 shares authorized; 2.3 shares issued in 2001 and 2000...................         -             -
Common stock, $.01 par value:
  37.0 shares authorized, 2.8 shares issued in 2001 and 2.6 shares in 2000.....         -             -
Capital in excess of par value.................................................      12.4           9.1
Receivable from Director for purchase of common stock..........................      (0.6)         (0.6)
Retained earnings..............................................................      40.6          33.3
Accumulated other comprehensive loss:
  Foreign currency translation adjustment......................................     (24.3)        (20.1)
  Minimum pension liability, net of tax........................................      (4.1)            -
                                                                                   ------        ------
     Total accumulated other comprehensive loss................................     (28.4)        (20.1)

Treasury stock, at cost, 1.5 shares in 2001 and 1.2 shares in 2000.............     (25.9)        (18.0)
                                                                                   ------        ------

     Total liabilities and stockholders' equity................................    $455.2        $483.9
                                                                                   ======        ======

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                                Years Ended December 31,
                                                                            2001          2000          1999
                                                                          --------      --------      --------
Cash provided by operating activities:
  Net income...........................................................    $  13.3       $  14.7        $ 24.2
  Adjustments to reconcile net income to net cash provided
   by operating activities, net of acquisitions:
     Depreciation and amortization.....................................       30.4          30.0          27.1
     Bad debt expense..................................................        2.3           3.4           0.1
     Deferred income taxes.............................................        4.8           6.9          (5.3)
     Equity income of affiliated companies,
     net of dividends received.........................................        0.6          (1.4)          0.6
  Restructuring reserves...............................................        0.6          (0.8)         (1.6)
  Increase in reserves.................................................        0.4           3.7           0.3
  Other................................................................       (1.7)          1.0           0.2
  (Increase) decrease in working capital, net of acquisitions:
     Accounts receivable...............................................       11.2         (12.6)         (3.7)
     Inventories.......................................................       (2.3)         (8.7)          4.3
     Accounts payable..................................................        4.0          (2.4)         (4.7)
     Payroll and compensation costs....................................       (0.5)         (0.5)          3.1
     Accrued liabilities...............................................       (3.5)          2.9           5.8
     Other working capital items.......................................       (0.1)          0.5           0.1
                                                                           -------       -------        ------
       Net cash provided by operating activities.......................       59.5          36.7          50.5
                                                                           -------       -------        ------
Cash used in investing activities:
  Acquisitions and related costs, net of cash acquired.................       (6.4)        (15.3)         (1.7)
  Capital expenditures.................................................      (14.6)        (14.8)        (22.5)
  Other................................................................        2.7           0.5           1.0
                                                                           -------       -------        ------
       Net cash used in investing activities...........................      (18.3)        (29.6)        (23.2)
                                                                           -------       -------        ------
Cash provided by (used in) financing activities, net of acquisitions:
  Borrowings of revolving credit.......................................      165.7         122.3          58.7
  Repayments of revolving credit.......................................     (165.7)       (112.9)        (59.0)
  Proceeds from long-term debt.........................................          -             -           5.0
  Repayments on long-term debt.........................................      (21.1)        (24.0)        (28.1)
  Purchases of common stock............................................       (5.9)         (2.6)         (2.6)
  Dividends paid.......................................................      (14.6)            -             -
  Sales of common stock................................................          -             -           0.4
                                                                           -------       -------        ------
       Net cash (used in) financing activities.........................      (41.6)        (17.2)        (25.6)
                                                                           -------       -------        ------
Effect of exchange rates on cash.......................................       (1.2)         (1.4)            -
                                                                           -------       -------        ------
Net increase (decrease) in cash and cash equivalents...................       (1.6)        (11.5)          1.7
Cash and cash equivalents at beginning of year.........................        6.8          18.3          16.6
                                                                           -------       -------        ------
Cash and cash equivalents at end of year...............................    $   5.2       $   6.8        $ 18.3
                                                                           =======       =======        ======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest..........................................................    $  25.0       $  26.6        $ 28.8
     Income taxes......................................................    $   8.6       $   9.4        $  0.3

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (In millions except per share figures)

                                Common  |                                       Loan               Accumulated
                                Stock   | Convertible   Voting   Capital In  Receivable               Other       Compre-
                              Subject to|  Preferred    Common   Excess of      From     Retained  Compehensive   hensive  Treasury
                              Redemption|    Stock       Stock   Par Value    Director   Earnings  Income (Loss)  Income     Stock
                              ----------|    -----       -----   ---------    --------   --------  -------------  ------     -----
Balance at December 31,                 |
 1998......................      $21.1  |     $  -       $   -     $ 8.2       $    -     $  4.2     $  (7.8)                $(13.2)
Net income for 1999........          -  |        -           -         -            -       24.2           -      $ 24.2          -
Foreign currency                        |
 translation...............          -  |        -           -         -            -          -        (1.1)       (1.1)         -
                                        |                                                                         ------
Comprehensive income.......             |                                                                         $ 23.1
                                        |                                                                         ======
Net change in common stock              |
 subject to redemption.....        4.5  |        -           -         -            -       (4.5)          -                      -
Treasury stock purchases,               |
 0.1 shares................          -  |        -           -         -            -          -           -                   (2.6)
Treasury stock sales, 0.1               |
 shares....................          -  |        -           -         -         (0.6)         -           -                    1.0
                                 -----  |     ----       -----     -----       ------     ------     -------                 ------
Balance at December 31,                 |
 1999......................       25.6  |        -           -       8.2         (0.6)      23.9        (8.9)                 (14.8)
Net income for 2000........          -  |        -           -         -            -       14.7           -      $ 14.7          -
Foreign currency                        |
 translation...............          -  |        -           -         -            -          -       (11.2)      (11.2)         -
                                        |                                                                         ------
Comprehensive income.......             |                                                                         $  3.5
                                        |                                                                         ======
Net change in common stock              |
 subject to redemption.....        5.3  |        -           -         -            -       (5.3)          -                      -
Options exercised, 0.1                  |
 shares....................          -  |        -           -       0.9            -          -           -                      -
Treasury stock purchases,               |
 0.1 shares................          -  |        -           -         -            -          -           -                   (3.2)
                                 -----  |     ----       -----     -----       ------     ------     -------                 ------
Balance at December 31,                 |
 2000......................       30.9  |        -           -       9.1         (0.6)      33.3       (20.1)                 (18.0)
Net income for 2001........          -  |        -           -         -            -       13.3           -      $ 13.3          -
Foreign currency                        |
 translation...............          -  |        -           -         -            -          -        (4.2)       (4.2)         -
Minimum pension liability               |
 adjustment................          -  |        -           -         -            -          -        (4.1)       (4.1)         -
                                        |                                                                         ------
Comprehensive income.......             |                                                                         $  5.0
                                        |                                                                         ======
Net change in common stock              |
subject to redemption......       (8.6) |        -           -         -            -        8.6           -                      -
Options exercised, 0.2                  |
 shares....................          -  |        -           -       3.3            -          -           -                      -
Treasury stock purchases,               |
 0.3 shares................          -  |        -           -         -            -          -           -                   (7.9)
Dividends paid ($4.00 per               |
 share)....................          -  |        -           -         -            -      (14.6)          -                      -
                                 -----  |     ----       -----     -----       ------     ------     -------                 ------
Balance at December 31,                 |
 2001......................      $22.3  |     $  -       $   -     $12.4       $ (0.6)    $ 40.6     $(28.4)                 $(25.9)
                                 =====  |     ====       =====     =====       ======     ======     ======                  ======

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

    The Company's Carbon Materials & Chemicals division is a supplier of a) carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes; b) phthalic anhydride ("PAA"), used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making; c) creosote and chemicals, used in the protection of timber against termites, fungal decay and weathering; d) carbon black (and carbon black feedstock), used in the production of rubber tires; and e) furnace coke, used in the manufacture of steel.

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

    Basis of Financial Statements

    The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over operations. All significant intercompany transactions have been eliminated.

    The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company's share of the earnings of these companies is included in the accompanying consolidated statement of operations.

    Use of Estimates

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Cash Equivalents

    The Company considers all liquid investments with a maturity of 90 days or less to be cash equivalents.

    Inventories

    In the United States, Carbon Materials & Chemicals and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out ("LIFO") basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 55% and 59% of the first-in, first-out ("FIFO") inventory value at December 31, 2001 and 2000, respectively. Liquidation of LIFO inventories resulted in $2.6 million of pretax income for the year ended December 31, 2001.

    Revenue Recognition

    The Company recognizes revenue from product sales at the time of shipment. Shipping and handling costs are included as a component of net sales.

    Investments

    The following describes activity related to the Company's significant equity investments as included in the consolidated statement of operations as of and for each of the years ended December 31:

Tarconord A/S (Tarconord)

    Prior to its acquisition in May 2000, the Company held a 50% equity interest in Tarconord.

                                Equity Income       Dividends Received
                                -------------       ------------------
                                         (In millions)
       2000...................          $0.9                 $0.0
       1999...................           0.9                  0.0

KSA Limited Partnership (KSA)

          The Company holds a 50% investment in KSA, a concrete crosstie operation located in

                                Equity Income       Dividends Received
                                -------------       ------------------
                                         (In millions)
       2001...................          $0.6                 $0.9
       2000...................           0.9                  0.8
       1999...................           0.5                  2.0

Koppers (China) Carbon & Chemical Co. Ltd. (Koppers China)

    The Company holds a 60% ownership interest in Koppers China but accounts for this investment under the equity method as described in Note 3.


                                Equity Income       Dividends Received
                                -------------       ------------------
                                         (In millions)
       2001                            ($0.3)                $0.0

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

    Research and Development

    Research and development costs, which are included in selling, general and administrative expenses, amounted to $2.7 million for 2001, $2.5 million for 2000 and $2.1 million for 1999.

    Goodwill

    Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired and for the financial statements presented is amortized on a straight-line basis over periods ranging from 15 to 25 years. The Company assesses the impairment of goodwill related to consolidated subsidiaries whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based upon estimates of future undiscounted cash flows. In instances where goodwill has been recorded for assets that are subject to an impairment loss, the carrying amount of goodwill is eliminated before any reduction is made to the carrying amounts of impaired long-lived assets and identifiable intangibles. In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.8 million ($0.21 per share) per year. During 2002 the Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and has determined that there is no impact on the earnings or financial position of the Company as of the date of adoption.

    Derivatives

    The Company hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period. Therefore, at December 31, 2001 and 2000 there were no deferred gains or losses on hedging of foreign currencies. The fair value of derivatives of $0.3 million is included in Other Current Assets and Other Current Liabilities. For the year ended December 31, 2001 $0.2 million of gains on forward exchange contracts are included in cost of sales. Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. Statement No. 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 on January 1, 2001; the impact of the adoption of this statement was not material.

    Environmental Liabilities

    The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2001 and 2000 were approximately $12.6 million and $12.2 million, respectively, which includes provisions for fines, remediation and the cleaning and disposal of residues from tanks and tank cars.

    Reclassification

    Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassification had no effect on net income.

    Impact of Other Recently Issued Accounting Standards

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

    In October 2001 the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company has performed an analysis and determined that the adoption of this Statement will have no effect on the earnings or financial position of the Company at the date of adoption.


2.  Restructuring Charges

    Due to deteriorating market conditions resulting in increasing operating losses over the past several years, in February 2001 the Company's Board of Directors approved the closure of the utility pole facility and adjacent cogeneration facility located in Feather River, California ("Feather River") effective March 31, 2001. This closure resulted in total charges to earnings in 2001 of $4.6 million, which included $1.3 million of operating expenses. Expenditures of approximately $1.7 million during 2001 were primarily for dismantling costs. At December 31, 2001 an estimated $1.6 million of additional reserves remain, primarily for dismantling. Completion of the closure is expected by the end of the third quarter of 2002.

3.  Acquisitions

    In May 2000 the Company purchased the remaining 50% of Tarconord A/S from the Company's joint venture partner for a cash purchase price of approximately $13 million and the assumption of certain liabilities. Tarconord (now known as Koppers Europe) thus became a wholly-owned subsidiary. The acquisition was accounted for as a purchase, and the excess purchase price paid over the fair value of the net assets acquired was approximately $3 million and has been recorded as goodwill, which has been amortized on a straight-line basis over 20 years. Prior to the purchase, the results of operations for Koppers Europe are included in the Company's results as a component of equity in earnings of affiliates due to the Company's 50% ownership interest prior to the acquisition. The following table presents the pro forma results of the Company as if the Koppers Europe acquisition had taken place on January 1, 1999:

                                                          Years ended December 31,
                                                          ------------------------
                                                           2000             1999
                                                          ------           ------
                                                    (Millions except earnings per share)
       Revenues as reported........................       $723.5           $664.1
       Revenues pro forma..........................        766.2            752.3
       Net income as reported......................         14.7             24.2
       Net income pro forma........................         15.5             25.0
       Basic earnings per share as reported........        10.64            16.70
       Basic earnings per share pro forma..........        11.25            17.28
       Diluted earnings per share as reported......         3.83             6.23
       Diluted earnings per share pro forma........         4.05             6.45

    In 1999 the Company entered into a joint venture agreement with Tangshan Iron & Steel Co. ("TISCO") to rehabilitate and operate a tar distillation facility in China. The joint venture agreement also includes a tar supply contract with TISCO, which will serve to ensure the long-term supply of coal tar products in its Australasian markets. Koppers will participate in the international marketing of carbon pitch products for the joint venture. The joint venture, Koppers (China) Carbon and Chemical Co., Limited ("Koppers China") is 60% owned by the Company and began production of coal tar products in 2001. Total contributions of cash, engineering services and acquisition costs for the joint venture totaled $10.5 million as of December 31, 2001.

    In June 2001 the Company entered into an agreement with TISCO whereby TISCO has assumed control of Koppers China through December 31, 2003. During this period TISCO bears all responsibility for the operations and management of the facility, as well as the net income or loss, except for Koppers' pro rata share of depreciation, amortization and income taxes for the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China. TISCO has guaranteed a bank loan of Koppers China; the Company has issued a cross guarantee to TISCO in the amount of approximately $1.5 million, representing 60% of the loan amount.

4.  Debt

                                                 December 31,
                                              2001         2000
                                             ------       ------
                                                (In millions)
    Revolving credit.......................  $ 10.2       $ 11.1
    Term loans.............................    72.7         94.3
    Senior Subordinated Notes due 2007.....   175.0        175.0
    Senior Notes due 2004..................    11.1         11.1
                                             ------       ------
                                             $269.0       $291.5
                                             ======       ======
    Unscheduled Term Debt Repayments

    In 2001, 2000 and 1999 the Company made unscheduled term debt repayments totaling $6.8 million, $9.2 million and $15.6 million, respectively.

    Monessen Transaction

    As part of the Monessen Transaction (as defined and described in Note 7), the Company executed a $5.0 million loan that is scheduled to be repaid over three years at an interest rate of 9% based on the cash flows of the coke operations. The outstanding balance on this loan at December 31, 2001 amounted to $4.1 million.

    Credit Facilities

    The Company has credit facilities of $275.0 million with UBS Warburg and Mellon Bank, N.A. that are syndicated among several lenders. The credit facilities provide for term loans totaling $135.0 million and revolving credit facilities of $140.0 million (the "Revolving Credit Facility"), subject to sublimits of $20.0 million aggregate for standby and trade letters of credit and up to $40.0 million and $20.0 million for the Australian Term Letter of Credit (as defined below) and the Australian Revolving Letter of Credit (as defined below), respectively. National Australia Bank, Limited provided an Australian dollar ("A$") denominated term loan to Koppers Australia and certain of its subsidiaries in an aggregate principal amount equivalent to US$40 million. An A$ denominated letter of credit (the "Australian Term Letter of Credit") was issued under the Revolving Credit Facility to such Australian lender in the amount of A$59.3 million. National Australia Bank, Limited provided an A$ denominated revolving loan facility for the benefit of Koppers Australia and certain of its subsidiaries with availability of up to the equivalent of US$10 million. An A$ denominated letter of credit (the "Australian Revolving Letter of Credit") was issued under the Revolving Credit Facility to such Australian lender currently in the amount of A$33.9 million. To the extent that currency fluctuations cause the face amount of the Australian Term Letter of Credit or the Australian Revolving Letter of Credit to exceed on a US$ equivalent basis their respective subfacility limits, availability will be correspondingly reduced under the Revolving Credit Facility. Commitment fees ranging from 0.2% to 0.5% per annum are required on the undrawn portions of the Revolving Credit Facility and the term loans.

    The credit facilities provide for a $70.0 million Term Loan A, $13.3 million of which was outstanding at December 31, 2001 and a $65.0 million Term Loan B, $46.5 million of which was outstanding at December 31, 2001. In addition, $8.8 million was outstanding on the A$ denominated term loan at December 31, 2001.

    The term loans and the Revolving Credit Facility under the credit facilities provide for interest at variable rates. At December 31, 2001 the effective rates on the term loans were 3.80% for Term Loan A, 4.08% for Term Loan B and 4.40% for the Australian term loan. The Revolving Credit Facility, Term Loan A and the Australian term loan expire November 30, 2003, and Term Loan B expires November 30, 2004.

    Substantially all of the Company's assets, including the assets of significant subsidiaries other than the Danish operations of Koppers Europe, are pledged as collateral for the credit facilities. The credit facilities contain certain covenants that limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

  At December 31, 2001 the aggregate debt maturities for the next five years are as follows (in millions):

                         2002               $13.2
                         2003                34.4
                         2004                41.6
                         2005                   -
                         2006                   -

  At December 31, 2001 the Company had $9.9 million of standby letters of credit outstanding, with terms ranging from one to two years.

  Senior Subordinated Notes Due 2007 and Senior Notes Due 2004

  The Company has $175.0 million of Senior Subordinated Notes Due 2007 (the "Subordinated Notes"). The Subordinated Notes bear interest at 9-7/8% per annum, with interest payable on June 1 and December 1 of each year. The Subordinated Notes are unsecured and rank junior to all existing and future senior debt of the Company, and are effectively subordinated to all secured obligations to the extent of the assets securing such obligations.

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

  The Company also has $11.1 million of Senior Notes due 2004. The Senior Notes bear interest at a rate of 8.5%, payable on February 1 and August 1 of each year.

  Deferred financing costs (net of accumulated amortization of $8.2 million at December 31, 2001, $6.2 million at December 31, 2000 and $4.2 million at December 31, 1999) were $8.4 million, $10.4 million and $12.4 million at December 31, 2001, 2000 and 1999, respectively, and are included in other assets.


5.  Stock Activity

  The Stockholders' Agreement provides for annual stock redemptions at the Company's option, provided that all relevant covenants with the Company's lenders and noteholders are met.

  Common Stock Subject to Redemption

  The Stockholders' Agreement requires the Company, subject to cash payment limitations under the terms of existing debt covenants, to redeem certain shares of common stock owned by members of management upon a "termination event" relative to a management employee. A termination event is defined as retirement, death, disability or resignation. At December 31, 2001 and 2000 the maximum redemptions that could be paid under the Stockholders' Agreement, subject to existing debt covenants, were $22.3 million and $30.9 million, respectively. The value of shares subject to redemption under the terms of the Stockholders' Agreement is segregated from other common stock on the face of the balance sheet. There were approximately 1.1 million shares of Common Stock at December 31, 2001 subject to the redemption provisions of the Stockholders' Agreement.

  In 2001 the Company redeemed 25% of a Director's shares at the current value for a total of approximately $0.7 million, with the remainder scheduled to be redeemed in an equal amount of shares (at each year's current value) in 2002, 2003 and 2004. In 2000, a former Director resigned from the Company's Board of Directors. The Company has redeemed 50% of the Director's shares for a total of approximately $3.3 million, with the remainder scheduled to be redeemed in an equal amount of shares (at each year's current value) in 2002 and 2003.

  In October 1999, a Director of the Company purchased 55,294 shares of common stock of the Company for $0.9 million; 35,294 of the shares were financed through an interest-free loan from the Company in the amount of $0.6 million due in 2009. The shares related to the loan are restricted and vest at a rate of 20% per year. At December 31, 2001 14,118 of such shares were restricted. In the event that the Director no longer serves on the Board of Directors, the loan must be repaid.

  The aggregate redemption amounts under the Stockholders' Agreement for the next three years based on termination events of which the Company is aware are as follows:

          2002............................       $3.5 million
          2003............................       $3.5 million
          2004............................       $1.2 million

  Senior Convertible Preferred Stock

  The senior convertible preferred stock ("preferred stock") has voting rights (except as noted below) and dividend rights equal to common stock, and has a liquidation preference equal to par value ($.01 per share). The preferred stock is convertible into common stock at any time on a one-for-one basis. The holders of the preferred stock vote as a separate series from all other classes of stock, and are entitled to elect a majority of the Board of Directors of the Company.

  Dividends

   In 2001 the Company paid a dividend of $4.00 per share totaling $14.6 million to common and preferred shareholders. The Company is limited by its current lending covenants regarding the payment of dividends. For 2002 this limitation is approximately $10 million.


6.   Pension and Other Postretirement Benefit Plans

                                                                           Pension Benefits    Other Benefits
                                                                            2001      2000     2001     2000
                                                                           ------    ------   ------   ------
                                                                           (In millions)      (In millions)
Change in benefit obligation:
  Benefit obligation at beginning of year..............................   $116.8    $ 85.6   $ 11.3   $ 13.4
  Service cost.........................................................      5.1       3.7      0.2      0.2
  Interest cost........................................................      7.9       5.9      0.8      0.8
  Amendments...........................................................      0.9       0.9        -        -
  Actuarial (gains) losses.............................................     (0.9)     (1.2)     0.5     (2.2)
  Benefits paid........................................................     (6.2)     (4.6)    (0.9)    (0.9)
  Acquisitions.........................................................        -      26.5        -        -
                                                                          ------    ------   ------   ------
Benefit obligation at end of year......................................   $123.6    $116.8   $ 11.9   $ 11.3
                                                                          ======    ======   ======   ======
Change in plan assets:
  Fair value of plan assets at beginning of year.......................   $103.4    $ 75.7   $    -   $    -
  Actual return on plan assets.........................................     (9.3)      1.1        -        -
  Employer contribution................................................      4.0       1.4      0.9      0.9
  Plan participants' contributions.....................................      0.3         -        -        -
  Benefits paid........................................................     (6.0)     (4.6)    (0.9)    (0.9)
  Acquisitions.........................................................        -      29.8        -        -
                                                                          ------    ------   ------   ------
Fair value of plan assets at end of year...............................   $ 92.4    $103.4   $  0.0   $  0.0
                                                                          ======    ======   ======   ======
Funded status of the plan..............................................   $(31.2)   $(13.4)  $(11.9)  $(11.3)
Unrecognized transitional (asset)/obligation...........................     (3.2)     (3.3)       -        -
Unrecognized actuarial (gain) loss.....................................     18.1       2.5     (3.7)    (4.6)
Unrecognized prior service cost........................................      2.1       1.7     (2.3)    (2.9)
                                                                          ------    ------   ------   ------
Net amount recognized..................................................   $(14.2)   $(12.5)  $(17.9)  $(18.8)
                                                                          ======    ======   ======   ======

Disclosures:
Amounts recognized in the statement of financial position consist of:
Prepaid pension benefit................................................   $  1.5    $    -   $    -   $    -
Accrued benefit liability..............................................    (24.3)    (12.5)   (17.9)   (18.8)
Intangible asset.......................................................      1.8         -        -        -
Minimum pension liability adjustment-reduction of
   shareholders' equity................................................      6.8         -        -        -
                                                                          ------    ------   ------   ------
Net amount recognized..................................................   $(14.2)   $(12.5)  $(17.9)  $(18.8)
                                                                          ======    ======   ======   ======

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $61.6 million, $57.7 million and $42.6 million, respectively, as of December 31, 2001, and $56.6 million, $52.7 million and $47.2 million, respectively, as of December 31, 2000.

Weighted-average assumptions as of December 31:
Discount rate...................  7.00%  7.25%  7.00%  7.25%
Expected return on plan assets..  9.00%  9.00%
Rate of compensation increase...  4.00%  4.00%
Initial medical trend rate......                8.50%  8.00%

The 2001 initial medical trend rate was assumed to decrease gradually to 5.0% in 2008 and remain at that level thereafter.

                                                  Pension Benefits  Other Benefits
                                                    2001    2000     2001     2000
                                                   -----   -----    -----    -----
                                                   (In millions)     (In millions)
Components of net periodic benefit cost:
  Service cost............................         $ 5.2   $ 3.7    $ 0.2    $ 0.2
  Interest cost...........................           7.9     5.9      0.8      0.8
  Expected return on plan assets..........          (8.2)   (6.5)       -        -
  Amortization of prior service cost......             -     0.5     (1.0)    (0.9)
                                                   -----   -----    -----    -----
Net periodic benefit cost.................         $ 4.9   $ 3.6    $   -    $ 0.1
                                                   =====   =====    =====    =====

  The Company has two nonpension postretirement benefit plans. Health care benefits are contributory. The contributions for health benefits are adjusted annually; the life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase retiree contributions each year by 50%-100% of any increases in premium costs.

  The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized either as an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of shareholders' equity. The Company recorded an additional liability of $8.6 million as of December 31, 2001. An intangible asset of $1.8 million and a stockholders' equity reduction, net of income taxes, of $4.1 million were recorded as of December 31, 2001.

  The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                                     1% Increase  1% Decrease
                                                                     -----------  -----------
Effect on total of service and interest cost components in 2001          $0.1       ($0.1)
Effect on postretirement benefit obligation as of December 31, 2001      $0.5       ($0.5)

  Incentive Plan- The Company has established management incentive plans based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this Plan was $2.0 million in 2001, $2.5 million in 2000 and $3.2 million in 1999.

  Employee Savings Plan- The Company has established an employee savings plan for all eligible salaried employees that conforms to Section 401(k) of the Internal Revenue Code. Under the plan, participating employees can elect to contribute up to 16% of their salaries with a regular Company matching contribution equivalent to 100% of the first 1% plus 50% of the next 2% of contributions.

  The Company's regular contributions amounted to $0.5 million in 2001 and $0.6 million in 2000 and 1999. The Company may also make a supplemental contribution at the end of each Plan Year subject to approval by the Board of Directors. Expense for supplemental contributions amounted to $0.2 million, $0.2 million, and $0.4 million in 2001, 2000 and 1999, respectively.

7.  Income Taxes

   Monessen Transaction

   In December 1999 the Company entered into an agreement to transfer substantially all future non-conventional fuel tax credits generated as a result of the production and sale of coke at the coke facility in Monessen, Pennsylvania (the "Monessen Facility") to a third party (the "Monessen Transaction"). For the years ended December 31, 2001, 2000 and 1999 the Company received $8.2 million, $8.6 million and $0.8 million, respectively, for the transfer of tax credits, which is recorded as other income. The tax credits expire at the end of 2002. Prior to the Monessen Transaction, the Company earned these credits. Credits utilized for current and deferred tax benefits for the years ended December 31, 2001, 2000 and 1999 amounted to $0.1 million, $0.1 million and $10.2 million, respectively.

   Components of the Company's income tax provision (benefit) are as follows:

                                                     Years Ended December 31,
                                                   2001        2000      1999
                                                  -----       -----      -----
                                                           (In millions)
Current:
     Federal....................................  $ 0.4       $ 1.8      $ 1.3
     State......................................      -           -        0.2
     Foreign....................................    6.9         7.9        4.0
                                                  -----       -----      -----
        Total current tax provision.............    7.3         9.7        5.5
Deferred:
     Federal....................................    5.0         6.7       (5.8)
     State......................................   (0.1)        0.3       (0.6)
     Foreign....................................   (0.1)       (0.1)       1.1
                                                  -----       -----      -----
        Total deferred tax provision (benefit)..    4.8         6.9       (5.3)
                                                  -----       -----      -----
Total income tax provision......................  $12.1       $16.6      $ 0.2
                                                  =====       =====      =====

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  December 31,
                                                                  2001    2000
                                                                 -----   -----
                                                                 (In millions)
     Deferred tax assets:
       Alternative minimum tax credits.....................      $13.6   $14.0
       Other postretirement benefits obligation............       13.2     9.6
       Reserves, including insurance and product warranty..       11.9    14.3
       Book/tax inventory accounting.......................        2.8     3.1
       Accrued vacation....................................        2.3     2.6
       Excess tax basis on Koppers Australia assets........       12.5    13.7
       Monessen Transaction................................        3.1     3.5
       Other...............................................        3.0     2.8
                                                                 -----   -----
          Total deferred tax assets........................       62.4    63.6
                                                                 -----   -----
     Deferred tax liabilities:
       Tax over book depreciation and amortization.........       16.4    17.0
       Other...............................................        4.5     4.7
                                                                 -----   -----
          Total deferred tax liabilities...................       20.9    21.7
                                                                 -----   -----
               Net deferred tax assets.....................      $41.5   $41.9
                                                                 =====   =====

  Income before income taxes for 2001 and 2000 included $21.2 million and $21.4 million, respectively, from foreign operations.

  The provision (benefit) for income taxes is reconciled with the federal statutory rate as follows:

                                                     Years Ended December 31,
                                                     2001     2000       1999
                                                    ------   ------     ------
Federal........................................      35.0%     35.0%      35.0%
     State, net of federal tax benefit.........      (0.6)      0.5       (1.0)
     Equity in earnings of foreign affiliates..         -      (0.9)      (1.2)
     Foreign taxes.............................      12.6      12.6       11.8
     Section 29 credits........................      (0.4)     (0.3)     (40.5)
     Non-deductible environmental fines........         -       5.2          -
     Other.....................................      (0.6)     (0.4)      (3.5)
                                                    -----     -----     ------
                                                     46.0%     51.7%       0.6%
                                                    =====     =====     ======

     The Company has not provided any U.S. tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2001 consolidated retained earnings of the Company included approximately $10 million of undistributed earnings from these investments. The Company has an alternative minimum tax credit carryforward of approximately $13.6 million. The credit has no expiration date.

8.   Earnings Per Share

     Basic earnings per common share are based on the weighted average number of common shares outstanding in each year after preferred stock dividends. Diluted earnings per common share assume that any dilutive preferred shares outstanding at the beginning of the year were converted at those dates, with dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of stock options for which fair value exceeds exercise price, and shares that could have been purchased by the Company with related proceeds. The senior convertible preferred stock and employee stock options were not included in the computation of diluted earnings per share for 2001 since it would have resulted in an antidilutive effect.

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                                          Years Ended December 31,
                                                                   2001             2000             1999
                                                                  ------           ------           ------
                                                                    (In millions except per share figures)
Numerator for basic and diluted:
  Net income from continuing operations......................      $13.3           $ 14.7           $ 24.2
  Preferred stock dividend...................................       (9.1)               -                -
                                                                   -----           ------           ------
     Numerator for basic earnings per common share...........        4.2             14.7             24.2
Denominators:
  Weighted-average common shares.............................        1.3              1.4              1.4
Effect of dilutive securities:
  Convertible preferred stock................................        2.3              2.3              2.3
  Employee stock options.....................................        0.1              0.1              0.2
                                                                   -----           ------           ------
Dilutive potential common shares.............................        2.4              2.4              2.5
Denominators for diluted earnings per common share-adjusted
weighted-average shares and assumed conversions..............        3.7              3.8              3.9

Net income per common share:
  Basic earnings per common share............................      $3.15           $10.64           $16.70
  Diluted earnings per common share..........................      $3.15           $ 3.83           $ 6.23

9.   Stock Options

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants. In 2001, 2000 and 1999 the Company recognized $0.3 million, $0.3 million and $0.2 million, respectively, of expense related to the redemption of stock options by terminated employees. Included in capital in excess of par value, the Company also recorded tax benefits of approximately $1.4 million and $0.6 million for stock option exercises in 2001 and 2000, respectively, for active employees.

     The pro forma effect on net income and diluted earnings per share for 2001, 2000 and 1999 of the fair value method required by Statement No. 123, "Accounting for Stock-Based Compensation" was immaterial. There were no options granted in 2001. The fair value for options granted in 2000 and 1999 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: Risk-free interest rate of 5.56%, dividend yield of 0.0%, volatility factor of .2 and an expected option life of 10 years.

     Approximately 0.2 million options were outstanding at December 31, 2001 to purchase shares of common stock to certain key executives at various exercise prices. All options granted have 10-year terms; all vest and become fully exercisable ratably over a period of five years of continued employment, except for options granted before 1997, which have a vesting period of three years.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                          2001                         2000                          1999
                                               -------------------------    --------------------------    -------------------------
                                                            Weighted-                     Weighted-                    Weighted-
                                               Options       Average        Options        Average        Options       Average
                                                (000)     Exercise Price     (000)      Exercise Price     (000)     Exercise Price
                                                -----     --------------     -----      --------------     -----     --------------
Outstanding at beginning of year..........       470           $10            510            $10             511          $10
Granted...................................         -             -             55             23              15           17
Exercised.................................      (233)            9            (95)             4             (16)           4
Forfeited.................................        (2)           20              -              -               -            -
                                               -----                        -----                          -----
Outstanding at end of year................       235           $16            470            $13             510          $10
                                               =====                        =====                          =====
Exercisable at end of year................       151           $14            321            $10             379          $ 8
                                               =====                        =====                          =====

Weighted-average fair value of
options granted during the year...........         -                        $   7                          $   5

     Exercise prices for options outstanding as of December 31, 2001 ranged from $3.57 to $28.00, and the weighted-average remaining contractual life of those options was approximately six years. The following table indicates the number of options outstanding for each respective exercise price (options in thousands):


                                           Options outstanding
          Exercise Price                   at December 31, 2001
          --------------                   --------------------
              $ 3.59                                 6
                3.57                                 7
               10.56                                19
               14.00                                50
               17.00                                89
               17.25                                17
               23.00                                44
               28.00                                 3
                                                   ---
                                                   235
                                                   ===

10.  Commitments and Contingencies

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

Environmental and Other Matters

     The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third-party claims for cleanup or for injuries resulting from contamination at sites associated with past and present operations.

     Environmental and Other Liabilities Retained or Assumed by Others

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

     The Indemnity provides four different mechanisms by which Beazer East is to indemnify Koppers with regard to environmental claims or environmental cleanup liabilities. First, if the claim or liability involves hazardous substances that were generated at facilities owned or operated before the Acquisition and disposed of at third-party locations before the Acquisition, then Beazer East is required to indemnify Koppers regardless of when the claim or liability is asserted. Second, if the claim involves a personal injury and is asserted by an employee as a result of exposure to toxic substances in the workplace and the extent to which the claim arises from conditions occurring or existing before the Acquisition cannot be readily determined, then the claim is allocated in proportion to the length of time the employee worked for each party. Third, if the claim involves costs for disposal of contaminated soil from facilities owned or operated before the Acquisition and generated as a result of a voluntary decision by Koppers, then Beazer East is required to indemnify Koppers for ninety percent (90%) of all disposal costs over $0.1 million in any single year. Fourth, if the claim or cleanup liability involves investigation, response, removal, or remedial costs at facilities owned or operated before the Acquisition and for conditions occurring or existing prior to the Acquisition, then Beazer East is required to indemnify Koppers if the claim or liability is a pre-Acquisition environmental claim or a pre-Acquisition environmental cleanup liability. A claim or liability can have pre-Acquisition status in one of two ways. It can be asserted by a third party (someone other than Koppers) before December 29, 2000, or Beazer East must have received (including from Koppers) "specific and particularized notice with respect to acts, omissions, conditions or circumstances that may give rise" to the claim or liability before December 29, 2000. The Company believes that it has taken appropriate steps to satisfy these conditions.

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

     To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the Indemnity have averaged approximately $9 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties failed to perform their obligations and the Company were held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the Company may be unable to do so, and the imposition of such liabilities on the Company would have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

     The Company has been named in a toxic tort action, along with other defendants, arising from the operation of the Company's wood treating facility in Green Spring, West Virginia ("Green Spring"). Allegations include personal injury and property damage related to the operations of Green Spring from the mid-1940's through 1992. As a result of litigation among CSX Transportation, Inc. ("CSX"), Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations under the Indemnity in connection with Green Spring. A trial date has been set for March 2002. Although management believes that some of the matters associated with this claim are within the scope of the Indemnity, there can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

     The Company has also been named in a toxic tort action that arises from operations at its wood treating facility in North Little Rock, Arkansas. Allegations include personal injury and property damage related to plant operations for an unspecified period of time. This case went to trial in January 2002 and is currently proceeding. There can be no assurance that an unfavorable outcome would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

     Rents

     Rent expense including operating leases for 2001, 2000 and 1999 was $24.4 million, $19.9 million and $19.6 million, respectively. Commitments during the next five years under operating leases aggregate to approximately $83 million, ranging from $19.7 million in 2002 to $10.9 million in 2006.

11.  Operations By Business Segment

     Description of the Types of Products and Services From Which Each Reportable Segment Derives Its Revenues. The Company's Carbon Materials & Chemicals division is a supplier of a) carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes; b) PAA, used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making; c) creosote and chemicals, used in the protection of timber against termites, fungal decay and weathering; d) carbon black (and carbon black feedstock), used in the production of rubber tires; and e) furnace coke, used in the manufacture of steel.

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

                                                Business Segments
                                            -------------------------
                                              Carbon        Railroad
                                             Materials      & Utility
                                            & Chemicals     Products       All Other     Total
                                            -----------     ---------     ----------    -------
                                                                 (In millions)
Year ended December 31, 2001:
Revenues from external customers..            $419.7          $287.9         $   -       $707.6
Intersegment revenues.............              18.9               -             -         18.9
Depreciation and amortization.....              20.3             8.0           2.1         30.4
Operating profit (loss)...........              32.3            11.7          (1.7)        42.3
Segment assets....................             278.6           126.2          50.4        455.2
Capital expenditures..............              15.6             5.0           0.4         21.0

Year ended December 31, 2000:
Revenues from external customers..            $421.3          $302.2         $   -       $723.5
Intersegment revenues.............              16.9               -             -         16.9
Depreciation and amortization.....              19.8             8.0           2.2         30.0
Operating profit (loss)...........              36.3            13.9          (0.9)        49.3
Segment assets....................             305.8           127.4          50.7        483.9
Capital expenditures..............              23.3             6.5           0.3         30.1

Year ended December 31, 1999:
Revenues from external customers..            $356.2          $307.7         $ 0.2       $664.1
Intersegment revenues.............              12.0               -             -         12.0
Depreciation and amortization.....              16.7             8.0           2.4         27.1
Operating profit (loss)...........              28.6            24.0          (1.9)        50.7

                                                                       Years Ended December 31,
                                                                  2001           2000         1999
                                                                 ------         ------       ------
                                                                            (In millions)
Profit or Loss
Operating profit for reportable segments...................      $ 44.0         $ 50.2       $ 52.6
Corporate depreciation and amortization....................        (2.1)          (2.2)        (2.4)
Equity in earnings of affiliates...........................         0.3            2.2          1.7
Other......................................................         8.6            9.9          1.3
                                                                 ------         ------       ------
     Income before interest expense, income tax provision
       and minority interest...............................      $ 50.8         $ 60.1       $ 53.2
                                                                 ======         ======       ======

Assets
Total assets for reportable segments.......................      $404.8         $433.2
Deferred financing.........................................         8.4           10.4
Deferred taxes.............................................        41.5           41.7
Fixed assets...............................................         1.7            1.6
Other, including equity investments........................        13.8            7.3
Cash and short-term investments............................         1.2            0.4
Elimination of intercompany receivables....................       (16.2)         (10.7)
                                                                 ------         ------
     Total consolidated assets.............................      $455.2         $483.9
                                                                 ======         ======

Geographic Information
United States:
Revenues from external customers...........................      $502.1         $551.3
Long-lived assets..........................................       191.0          200.3
Australia and Pacific Rim:
Revenues from external customers...........................      $107.9         $115.7
Long-lived assets..........................................        42.9           44.8
Europe:
Revenues from external customers...........................      $ 97.6         $ 56.5
Long-lived assets..........................................        15.4           16.9

12.  Financial Information for Subsidiary Guarantors

     The Company's payment obligations under the 9-7/8% Senior Subordinated Notes due 2007 (the "Notes") are fully and unconditionally guaranteed on a joint and several basis by Koppers Industries, Inc. (parent), Koppers Industries International Trade Corporation, Koppers Australia Pty. Limited, Koppers Industries of Delaware, Inc. and Koppers Industries B.W., Inc. (collectively, the "Guarantor Subsidiaries"). The Notes have not been guaranteed by KHC Assurance, Inc., Koppers Europe, and KSA Limited Partnership (collectively, the "Non-Guarantor Subsidiaries"). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                  Summarized Condensed Financial Information
                     For the Year Ended December 31, 2001


                                              Guarantor   Non-Guarantor
                                    Parent  Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                    ------  ------------  ------------  --------------  ------------
Current assets                      $160.5        $100.4        $192.4        $(247.4)        $205.9
Non-current assets                   264.3          47.2         125.9         (188.1)         249.3
Current liabilities                  239.1          24.5         101.6         (248.5)         116.7
Non-current liabilities              289.6           4.9          19.1           (0.2)         313.4
Net sales                            466.7         118.6         163.2          (40.9)         707.6
Gross profit (after depreciation      51.0          41.3          14.8          (18.5)          88.6
     and amortization)
Net income (loss)                      1.7          18.3           9.0          (15.7)          13.3

                  Summarized Condensed Financial Information
                     For the Year Ended December 31, 2000


                                               Guarantor   Non-Guarantor
                                    Parent   Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                    -------  ------------  ------------  --------------  ------------

Current assets                      $170.3         $107.3        $170.5        $(226.2)        $221.9
Non-current assets                   267.5           46.7          49.1         (101.3)         262.0
Current liabilities                  219.9           28.7          92.5         (226.6)         114.5
Non-current liabilities              244.1           18.0          76.0           (3.3)         334.8
Net sales                            526.7          127.4          93.5          (24.1)         723.5
Gross profit (after depreciation      51.3           45.2           9.6          (11.4)          94.7
     and amortization)
Net income (loss)                     (3.5)          20.4           6.5           (8.7)          14.7

                  Summarized Condensed Financial Information
                     For the Year Ended December 31, 1999


                                                  Guarantor   Non-Guarantor
                                        Parent  Subsidiaries  Subsidiaries    Eliminations   Consolidated
                                        ------  ------------  -------------  --------------  ------------

Current assets                          $163.4        $103.9        $123.0         $(196.0)        $194.3
Non-current assets                       253.7          53.1          42.0           (65.4)         283.4
Current liabilities                      218.4          29.5          45.1          (196.0)          97.0
Non-current liabilities                  300.4          29.5          17.4               -          347.3
Net sales                                550.4         122.5           8.9           (17.7)         664.1
Gross profit (after depreciation,         53.7          45.5          (5.4)           (5.7)          88.1
  amortization and restructuring)
Net income (loss)                         10.6          22.7          (6.1)           (3.0)          24.2

13. Selected Quarterly Financial Data (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:


                                                     1st Quarter     2nd Quarter       3rd Quarter      4th Quarter
                                                    2001    2000    2001     2000     2001     2000    2001     2000
                                                   ------  ------  ------   ------   ------   ------  ------   ------
                                                             (In millions, except per share  figures)
Net sales...................................       $174.7  $160.9   $189.3   $179.8  $176.7   $194.9  $166.9   $187.9
Operating profit............................       $  4.0  $  8.0   $ 15.0   $ 15.7  $ 12.9   $ 15.6  $ 10.4   $ 10.0
Net income..................................       $  0.6  $  2.1   $  5.7   $  6.0  $  4.6   $  5.8  $  2.4   $  0.8
Net income (loss) to common stock...........       $  0.6  $  2.1   $ (3.4)  $  6.0  $  4.6   $  5.8  $  2.4   $  0.8
Earnings (loss) per share of common stock:
  Basic earnings (loss) per share...........       $ 0.45  $ 1.49   $(2.61)  $ 4.39  $ 3.42   $ 4.19  $ 1.80   $ 0.58
  Diluted earnings (loss) per share.........       $ 0.16  $ 0.54   $(2.61)  $ 1.58  $ 1.25   $ 1.51  $ 0.65   $ 0.21


SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, Koppers Industries, Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Koppers Industries, Inc.


                                         By: /s/ Donald E. Davis
                                             -----------------------------------
                                                Donald E. Davis,
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

 /s/ Robert Cizik               Non-Executive Chairman and Director           February 8, 2002
-------------------------------
  Robert Cizik


/s/ Walter W. Turner            President, Chief Executive                    February 8, 2002
-------------------------------
  Walter W. Turner              Officer and Director
                                (Principal Executive Officer)

/s/ Donald E. Davis             Chief Financial Officer                       February 8, 2002
------------------------------
  Donald E. Davis               (Principal Financial Officer,
                                Principal Accounting Officer)

/s/ Clayton A. Sweeney          Director                                      February 8, 2002
-------------------------------
  Clayton A. Sweeney

/s/ Christian L. Oberbeck       Director                                      February 8, 2002
-------------------------------
  Christian L. Oberbeck

/s/ N.H. Prater                 Director                                      February 8, 2002
-------------------------------
 N.H. Prater

/s/  David M. Hillenbrand        Director                                      February 8, 2002
-------------------------------
  David M. Hillenbrand

Exhibit
No.            Description
---            -----------

The following exhibits have been filed previously where noted, or else are filed herewith.

3.1 Restated and Amended Articles of Incorporation of the Company (Incorporated by reference from Exhibit 4.1 of the Company's Form S-8 Registration Statement filed December 22, 1997).

3.2 Restated and Amended By-Laws of the Company (Incorporated by reference from Exhibit 4.2 of the Company's Form S-8 Registration Statement filed December 22, 1997).

4.1 Indenture between the Company and Integra Trust Company, National Association, as Trustee (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31,
        1993).

4.2 Indenture, dated as of December 1, 1997 between the Company and PNC Bank, National Association, as Trustee (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9-7/8% Senior Subordinated Notes due 2007).

9.2 Stock Subscription Agreement dated as of December 26, 1988 (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8-1/2% Senior Notes due 2004).

9.3 Stockholders' Agreement by and among Koppers Industries, Inc., Saratoga Partners III, L. P. and the Management Investors referred to therein, dated December 1, 1997 (Incorporated by reference from Exhibit 4.3 of the Company's Form S-8 Registration Statement filed December 22, 1997).

10.1 Asset Purchase Agreement, dated as of December 28, 1988, between the Company and Koppers Company, Inc. (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8-1/2% Senior Notes due 2004).

10.2 Asset Purchase Agreement Guarantee, dated as of December 28, 1988, provided by Beazer PLC (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8-1/2% Senior Notes due 2004).

*10.6 Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8-1/2% Senior Notes due 2004).

*10.7 Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8-1/2% Senior Notes due 2004).

*10.8 Koppers Industries, Inc. Employee Savings Plan (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 in connection with the offering of the 8-1/2% Senior Notes due 2004).

*10.10 Koppers Industries, Inc. Survivor Benefit Plan (Incorporated by reference to respective exhibits to the Company's Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8-1/2% Senior Notes due 2004).

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

10.27 Volume Treatment Agreement CSX-Koppers dated as of January 30, 1997 (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1996).

10.28 Credit Agreement, dated as of December 1, 1997 by and among the Company, the Banks from time to time parties thereto and Swiss Bank Corporation and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9-7/8% Senior Subordinated Notes due 2007).

10.29 Advisory Services Agreement between the Company and Saratoga Partners III, L.P. (Incorporated by reference to respective exhibits to the Company's Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9-7/8% Senior Subordinated Notes due 2007).

*10.30 Compensation contracts and Promissory Note for Robert Cizik (Incorporated by reference to respective exhibits to the Company's Form 10-K for the year ended December 31, 1999).

*10.31  Koppers Industries, Inc. 1997 Stock Option Plan, filed herewith.

*10.32 Koppers Industries, Inc. 1998 Stock Option Plan, as Restated and Amended as of November 9, 1999, filed herewith.

*10.33 Koppers Industries, Inc. 2001 Senior Management Incentive Plan, filed herewith.

  21.1  Amended List of Subsidiaries of the Company, filed herewith.

  23.1  Consent of Ernst & Young LLP, filed herewith.


*  Management contract or compensatory plan arrangement

                           KOPPERS INDUSTRIES, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)
                              For the years ended
                       December 31, 2001, 2000 and 1999


                                   Balance at  Additions               Balance
                                   beginning    charged                at close
                                    of year    to Expense  Deductions  of year
                                   ----------  ----------  ----------  --------

2001
Allowance for doubtful accounts...    $0.9        $2.3        $2.2       $1.0
                                      ====        ====        ====       ====

2000
Allowance for doubtful accounts...    $1.1        $3.3        $3.5       $0.9
                                      ====        ====        ====       ====

1999
Allowance for doubtful accounts...    $1.2        $0.1        $0.2       $1.1
                                      ====        ====        ====       ====