Form 10-Q
period 2002-03-31
KOPPERS INDUSTRIES INC
filed 2002-04-16
CIK 916075

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002


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


                                 Yes  X    No
                                     ---


Common Stock, par value $.01 per share, outstanding at April 10, 2002 amounted to 1.2 million shares.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                           KOPPERS INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In millions except per share amounts)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                               2002        2001
                                                                              ------      ------
                                                                                 (Unaudited)
     Net sales...........................................................    $ 165.3      $174.7
     Operating expenses:
       Cost of sales.....................................................      143.4       149.1
       Depreciation and amortization.....................................        6.9         7.6
       Selling, general and administrative...............................        8.8        10.7
       Restructuring charges.............................................          -         3.3
                                                                             -------      ------

          Total operating expenses.......................................      159.1       170.7
                                                                             -------      ------

     Operating profit....................................................        6.2         4.0
     Other income........................................................        2.1         2.1
                                                                             -------      ------

     Income before interest expense, income taxes and minority interest..        8.3         6.1
     Interest expense....................................................        5.7         6.6
                                                                             -------      ------

     Income (loss) before income taxes and minority interest.............        2.6        (0.5)
     Income tax provision (benefit)......................................        0.6        (1.3)
     Minority interest...................................................        0.2         0.2
                                                                             -------      ------

          Net income.....................................................    $   1.8      $  0.6
                                                                             =======      ======

     Basic earnings (loss) per share of common stock.....................     ($3.74)     $ 0.45
                                                                             =======      ======
     Diluted earnings (loss) per share of common stock...................     ($3.74)     $ 0.16
                                                                             =======      ======

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                                 March 31,   December 31,
                                                                    2002         2001
                                                                 ---------     -------
                                                                (Unaudited)       *
 ASSETS

Current assets:
  Cash and cash equivalents....................................    $   3.9        $   5.2
  Accounts receivable less allowance for doubtful accounts of
   $1.0 in 2002 and 2001.......................................       91.0           84.3
  Inventories:
    Raw materials..............................................       50.7           53.8
    Work in process............................................        3.7            3.7
    Finished goods.............................................       59.7           58.0
    LIFO reserve...............................................      (10.0)          (9.3)
                                                                   -------        -------
     Total inventories.........................................      104.1          106.2
  Deferred tax benefit.........................................        6.3            6.2
  Other........................................................        4.3            4.0
                                                                   -------        -------
    Total current assets.......................................    $ 209.6        $ 205.9

Equity in non-consolidated investments.........................       12.2           12.2

Fixed assets...................................................      392.4          389.8
Less: accumulated depreciation.................................     (235.9)        (230.5)
                                                                   -------        -------
  Net fixed assets.............................................    $ 156.5        $ 159.3

Goodwill, net of accumulated amortization......................       27.4           27.0
Deferred tax benefit...........................................       35.7           35.3
Other assets...................................................       15.0           15.5
                                                                   -------        -------
    Total assets...............................................    $ 456.4        $ 455.2
                                                                   =======        =======

*Summarized from audited fiscal year 2001 balance sheet.

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (In millions except per share amounts)

                                                                                       March 31,     December 31,
                                                                                         2002            2001
                                                                                      ----------     ------------
                                                                                      (Unaudited)         *
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................        $ 50.0           $ 57.8
     Accrued liabilities........................................................          55.0             45.7
     Revolving credit...........................................................           3.1                -
     Current portion of term loans..............................................          13.0             13.2
                                                                                        ------           ------
        Total current liabilities...............................................        $121.1           $116.7

   Long-term debt:
     Revolving credit...........................................................          19.8             10.2
     Term loans.................................................................          58.2             59.5
     Senior Subordinated Notes due 2007.........................................         175.0            175.0
     Senior Notes due 2004......................................................          11.1             11.1
                                                                                        ------           ------
        Total long-term debt....................................................        $264.1           $255.8
        Other long-term reserves................................................          56.8             57.6
                                                                                        ------           ------
        Total liabilities.......................................................        $442.0           $430.1

Common stock subject to redemption..............................................          16.6             22.3
Minority interest...............................................................           4.8              4.7
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares
 authorized; 2.3 shares issued in 2002 and 2001.................................             -                -
Common stock, $.01 par value per share; 37.0 shares authorized,
 2.8 shares issued in 2002 and 2.6 shares in 2001...............................             -                -
Capital in excess of par value..................................................          12.7             12.4
Receivable from Director for purchase of common stock...........................          (0.6)            (0.6)
Retained earnings...............................................................          38.4             40.6
Accumulated other comprehensive loss;
     Foreign currency translation adjustment....................................         (23.1)           (24.3)
     Minimum pension liability, net of tax......................................          (4.1)            (4.1)
                                                                                        ------           ------
        Total accumulated other comprehensive loss..............................         (27.2)           (28.4)
     Treasury stock, at cost, 1.6 shares in 2002 and 1.3 shares in 2001.........         (30.3)           (25.9)
                                                                                        ------           ------
        Total liabilities and stockholders' equity..............................        $456.4           $455.2
                                                                                        ======           ======

*Summarized from audited fiscal year 2001 balance sheet.

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                     Three Months Ended
                                                                           March 31,
                                                                       2002         2001
                                                                     --------     -------
                                                                          (Unaudited)
Cash provided by (used in) operating activities..............         ($5.0)      $ 12.8

Cash provided by (used in) investing activities:
   Capital expenditures......................................          (3.5)        (2.0)
   Acquisitions and related capital expenditures.............             -         (3.8)
     Other...................................................           0.9          0.5
                                                                     ------       ------
        Net cash (used in) investing activities..............          (2.6)        (5.3)

Cash provided by (used in) financing activities:
   Borrowings from revolving credit..........................          55.7         43.1
   Repayments of revolving credit............................         (44.0)       (40.6)
   Repayment of long-term debt...............................          (1.1)        (1.6)
   Purchases of common stock.................................          (4.1)        (2.4)
                                                                     ------       ------
        Net cash provided by (used in) financing activities..           6.5         (1.5)

Effect of exchange rates on cash.............................          (0.2)        (0.1)
                                                                     ------       ------

Net increase (decrease) in cash..............................          (1.3)         5.9

Cash and cash equivalents at beginning of period.............           5.2          6.8
                                                                     ------       ------
Cash and cash equivalents at end of period...................        $  3.9       $ 12.7
                                                                     ======       ======


                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The Management's Discussion and Analysis of Financial Condition and Results of Operations which follows these notes contains additional information on the results of operations and the financial position of the Company. That information should be read in conjunction with these notes. The Company's annual report on Form 10-K for the fiscal year ended December 31, 2001 includes additional information about the Company, its operations, and its financial position, and should be read in conjunction with this quarterly report on Form 10-Q.

(2) The results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

(3) In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(4) On March 21, 2002 the Company's Board of Directors declared a dividend of $2.85 per share to common and preferred stockholders of record on March 26, which was paid on or about April 1.

(5)  Impact of Recently Issued Accounting Standards

     In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.8 million for fiscal year 2002. The Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and has determined that there is no impact on the earnings or financial position of the Company as of the date of adoption.

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

(6)  Environmental and Other Matters

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

     Environmental and Other Liabilities Retained or Assumed by Others

     The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company's inception in 1988 with Beazer East. Under the purchase agreement executed at the Acquisition (the "Asset Purchase Agreement"), Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC signed an agreement under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

     The Indemnity provides different mechanisms by which Beazer East is to indemnify Koppers with regard to environmental claims or environmental cleanup liabilities and imposes certain conditions on the Company before receiving such indemnification. The Company believes that it has taken appropriate steps to satisfy all of such conditions.

     Five sites owned and/or operated by Koppers are listed on the National Priorities List ("NPL") promulgated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). The sites include the recently closed wood treating facility and adjacent cogeneration facility located in Feather River, California ("Feather River"); the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many Koppers sites are or have been operated under Resource Conservation and Recovery Act ("RCRA") permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

     To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the environmental remediation portion of the Indemnity have averaged approximately $9 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fails to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. In addition, if the

     Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

     Green Spring

     The Company was named as a defendant in a toxic tort action, along with other defendants, arising from the operation of the Company's wood treating facility in Green Spring, West Virginia ("Green Spring"). A trial of the claims of eight "test" plaintiffs began on March 11, 2002. In response to the Company's motion for summary judgment filed before the commencement of the trial and the Company's motion for a directed verdict filed at the conclusion of plaintiffs' evidence during the trial, the court dismissed all of the claims of such plaintiffs against the Company. Subject to plaintiffs' right to appeal, the Company believes that it has no liability to such plaintiffs based on the allegations in the lawsuit. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988.

     The claims of the remaining plaintiffs (approximately 100) against the Company, Beazer East and CSX Transportation, Inc. ("CSX") were stayed by the judge during the pendency of the trial of the claims of the eight "test" plaintiffs. The remaining plaintiffs may or may not pursue their claims against the Company based on the results of the trial of the claims of such "test" plaintiffs. Plaintiffs are current and former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs' allegations against the defendants included personal injuries and property damage related to the operation of Green Spring from the mid-1940's through 1992. As a result of previous litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations to the Company under the Indemnity in connection with the litigation involving Green Spring.

     North Little Rock

     The Company and other defendants were also sued in a toxic tort action arising from the operation of the Company's wood treating facility in North Little Rock, Arkansas ("North Little Rock"). Plaintiffs' allegations included personal injuries and property damage relating to the operation of North Little Rock. The trial began on January 29, 2002 and continued until February 9, 2002, at which time the case was settled by the Company for an amount substantially below plaintiffs' pre-trial settlement demands and was expensed in the first quarter of 2002. The settlement included a release of all claims pending by the plaintiffs against the Company in connection with the operation of North Little Rock.

     Other Environmental Matters

     In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over three years. The Company and EPA continue to negotiate other issues related to the form of the settlement agreement. Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. The United States Department of Justice and the EPA have been investigating this matter, which led to a settlement demand in February 2001 of $5 million and certain admissions. EPA and the Company subsequently agreed, among other things, to a $3.0 million settlement, payable over three years. The Company and EPA continue to negotiate other issues related to the form of the settlement agreement. Prior to the execution of either of the above settlement agreements, there can be no assurance that EPA will not change its position with respect to such settlement amounts. If EPA changes its position, there can be no assurance that the outcome of either or both of these matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(7)  Earnings Per Share

     The senior convertible preferred stock and employee stock options were not included in the computation of diluted earnings per share for 2002 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Three Months Ended March 31,
                                                                                       2002             2001
                                                                                    -------           ------
                                                                             (In millions except earnings per share)
Numerators for basic and diluted:
   Net income from continuing operations...............................             $   1.8           $  0.6
   Preferred stock dividend............................................                (6.5)               -
                                                                                    -------           ------
    Numerator for basic earnings per common share......................                (4.7)             0.6

Denominators:
   Weighted-average common shares......................................                 1.2              1.3
Effect of dilutive securities:
   Convertible preferred stock.........................................                 2.3              2.3
   Employee stock options..............................................                 0.1              0.2
                                                                                    -------           ------
Dilutive potential common shares.......................................                 2.4              2.5
Denominators for diluted earnings per share-adjusted weighted-average
 shares and assumed conversions........................................                 3.6              3.8
  Basic earnings (loss) per share......................................              ($3.74)          $ 0.45
  Diluted earnings (loss) per share....................................              ($3.74)          $ 0.16

(8)  Comprehensive Income

                                                                                   Three Months Ended March 31,
                                                                                       2002             2001
                                                                                    -------           ------
                                                                                           (In millions)
Net income.............................................................             $   1.8           $  0.6
Other comprehensive income (loss):
    Unrealized currency translation gain (loss)........................                 1.2             (4.0)
                                                                                    -------           ------
     Total comprehensive income (loss).................................             $   3.0            ($3.4)
                                                                                    =======           ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The following table sets forth certain sales and operating data for the
                Company's businesses for the periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                         2002      2001
                                                       ------    ------
                                                     (Dollars in millions)
Net sales:
 Carbon Materials & Chemicals........................  $ 89.2    $107.1
 Railroad & Utility Products.........................    76.1      67.6
                                                       ------    ------
   Total.............................................  $165.3    $174.7

Percentage of net sales:
 Carbon Materials & Chemicals........................    54.0%     61.3%
 Railroad & Utility Products.........................    46.0%     38.7%
                                                       ------    ------
   Total.............................................   100.0%    100.0%

Gross margin (after depreciation and amortization):
 Carbon Materials & Chemicals........................    11.2%     12.4%
 Railroad & Utility Products.........................     6.9%      7.7%
                                                       ------    ------
   Total.............................................     9.1%     10.3%

Operating profit:
 Carbon Materials & Chemicals........................  $  3.9    $  6.0
 Railroad & Utility Products.........................     2.6      (1.5)
 All Other...........................................    (0.3)     (0.5)
                                                       ------    ------
  Total..............................................  $  6.2    $  4.0

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001.


  Net Sales. Net sales for the three months ended March 31, 2002 were lower than the same period in 2001, as higher sales for Railroad & Utility Products were more than offset by lower sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals decreased due to lower volumes in the United States for carbon pitch, phthalic anhydride ("PAA") and furnace coke. Net sales for Railroad & Utility Products increased due primarily to higher sales volumes for railroad crossties. Inter-segment revenues were $5.2 million and $4.5 million for Carbon Materials & Chemicals for the quarters ended March 31, 2002 and 2001, respectively.

  Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased for both segments. Gross margin for Carbon Materials & Chemicals decreased due to lower volumes and pricing for PAA and furnace coke. Gross margin for Railroad & Utility Products decreased due to a settlement regarding environmental matters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental and Other Matters."

  Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense decreased due primarily to an actuarial gain from postretirement benefit settlements related to a former operating location.

  Restructuring Charges. Charges for 2001 relate to the closure of Feather River in the first quarter of 2001. See "Liquidity and Capital Resources-- Restructuring Charges."

  Other Income. Other income includes foreign exchange gains and losses and the monetization of energy tax credits related to the production of coke at the Company's facility located in Monessen, Pennsylvania (the "Monessen Facility"). See Note 7 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  Interest Expense. Interest expense decreased due to lower debt levels and lower interest rates.

  Income Taxes. The Company's effective income tax rate changed as a result of changes in the proportion of taxable income generated from foreign operations.


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

  As of March 31, 2002 the Company had $3.9 million of cash and cash equivalents and $18.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of March 31, 2002 $11.4 million of commitments were utilized by outstanding standby letters of credit.

  Net cash used in operating activities was due primarily to an increase in accounts receivable and a decrease in accounts payable from year-end 2001. Cash provided by operating activities in the first quarter of 2001 was due primarily to decreases in accounts receivable and inventories from year-end 2000.

  Capital expenditures excluding acquisitions were higher than the prior year as projects previously delayed are being started or completed. Acquisitions and related capital expenditures for 2001 included $2.8 million for the ongoing refurbishment of Koppers (China) Carbon and Chemical Co. Limited ("Koppers China"), a 60%-owned tar distillation facility, and $1 million for the acquisition of the remaining 50% of a timber preservation chemicals business located in South Africa.

  Net cash provided by financing activities in 2002 related to borrowings from the revolving credit facility to finance an increase in working capital requirements. Net cash used by financing activities in the prior year period related primarily to stock repurchased from retirees.

  Restructuring Charges. In February 2001 the Company's Board of Directors approved the closure of Feather River effective in March 2001. This resulted in a restructuring charge of $3.3 million in the first quarter of 2001, primarily for the dismantling of existing buildings and equipment. Completion of the closure is expected by the end of the third quarter of 2002. As of March 31, 2002, approximately $1.1 million of reserves remain for dismantling expenses.

  Schedule of Certain Contractual Obligations

  The following table details the future projected payments for the Company's significant contractual obligations.

----------------------------------------------------------------------------------------------------------
Contractual Obligations                                 Payments Due by Period
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
(Dollars in millions)       Total        Less than 1 year    1-3 years      4-5 years    After 5 years
----------------------------------------------------------------------------------------------------------
Long Term Debt              $280.2            $ 16.1          $ 89.1          $   -         $175.0
----------------------------------------------------------------------------------------------------------
Operating Leases            $ 87.3            $ 19.2          $ 31.0          $17.5         $ 19.6
----------------------------------------------------------------------------------------------------------
Total Contractual           $367.5            $ 35.3          $120.1          $17.5         $194.6
Cash Obligations
----------------------------------------------------------------------------------------------------------

  Schedule of Certain Other Commercial Commitments

  The following table details the future projected payments for the Company's significant other commercial commitments.

----------------------------------------------------------------------------------------------------------
Other Commercial                                        Payments Due by Period
Commitments
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
(Dollars in millions)       Total        Less than 1 year    1-3 years      4-5 years    After 5 years
----------------------------------------------------------------------------------------------------------
Lines of Credit (Unused)    $65.7             $    -          $ 65.7          $   -         $    -
----------------------------------------------------------------------------------------------------------
Standby Letters of Credit   $11.4             $ 11.4          $    -          $   -         $    -
----------------------------------------------------------------------------------------------------------
Guarantees                  $ 2.5             $    -          $  2.5          $   -         $    -
----------------------------------------------------------------------------------------------------------
Total Commercial            $79.6             $ 11.4          $ 68.2          $   -         $    -
Commitments
----------------------------------------------------------------------------------------------------------

  Impact of Recently Issued Accounting Standards

  In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.8 million in fiscal year 2002. The Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and has determined that there is no impact on the earnings or financial position of the Company as of the date of adoption.

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

  Environmental and Other Liabilities Retained or Assumed by Others

  The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company's inception in 1988 with Beazer East. Under the Asset Purchase Agreement, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws. Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to the Guarantee. Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC signed an agreement under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer PLC (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

  The Indemnity provides different mechanisms by which Beazer East is to indemnify Koppers with regard to environmental claims or environmental cleanup liabilities and imposes certain conditions on the Company before receiving such indemnification. The Company believes that it has taken appropriate steps to satisfy all of such conditions.

  Five sites owned and/or operated by Koppers are listed on the NPL promulgated under CERCLA. The sites include the recently closed Feather River; the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many Koppers sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

  To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the environmental remediation portion of the Indemnity have averaged approximately $9 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fails to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on the Company's business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

Green Spring

  The Company was named as a defendant in a toxic tort action, along with other defendants, arising from the operation of Green Spring. A trial of the claims of eight "test" plaintiffs began on March 11, 2002. In response to the Company's motion for summary judgment filed before the commencement of the trial and the Company's motion for a directed verdict filed at the conclusion of plaintiffs' evidence during the trial, the court dismissed all of the claims of such plaintiffs against the Company. Subject to plaintiffs' right to appeal, the Company believes that it has no liability to such plaintiffs based on the allegations in the lawsuit. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988.

  The claims of the remaining plaintiffs (approximately 100) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight "test" plaintiffs. The remaining plaintiffs may or may not pursue their claims against the Company based on the results of the trial of the claims of such "test" plaintiffs. Plaintiffs are current and former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs' allegations against the defendants included personal injuries and property damage related to the operation of Green Spring from the mid-1940's through 1992. As a result of previous litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations to the Company under the Indemnity in connection with the litigation involving Green Spring.

North Little Rock

  The Company and other defendants were also sued in a toxic tort action arising from the operation of North Little Rock. Plaintiffs' allegations included personal injuries and property damage relating to the operation of North Little Rock. The trial began on January 29, 2002 and continued until February 9, 2002, at which time the case was settled by the Company for an amount substantially below plaintiffs' pre-trial settlement demands and was expensed in the first quarter of 2002. The settlement included a release of all claims pending by the plaintiffs against the Company in connection with the operation of North Little Rock.

  Other Environmental Matters

  In October 1996 the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over three years. The Company and EPA continue to negotiate other issues related to the form of the settlement agreement. Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. The United States Department of Justice and the EPA have been investigating this matter, which led to a settlement demand in February 2001 of $5 million and certain admissions. EPA and the Company subsequently agreed, among other things, to a $3.0 million settlement, payable over three years. The Company and EPA continue to negotiate other issues related to the form of the settlement agreement. Prior to the execution of either of the above settlement agreements, there can be no assurance that EPA will not change its position with respect to such settlement amounts. If EPA changes its position, there can be no assurance that the outcome of either or both of these matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

                           PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See discussions under the headings Green Spring, North Little Rock and Other Environmental Matters in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental and Other Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of shareholders on February 20, 2002, the following individuals were unanimously elected to continue as Directors: Robert Cizik, Walter W. Turner, Clayton A. Sweeney, Christian L. Oberbeck and David M. Hillenbrand. Effective February 20, 2002, N.H. Prater retired from the Company's Board of Directors. Additionally, Ernst & Young LLP was unanimously approved to continue as independent auditor of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  None

(b) Reports on Form 8-K: On April 5, 2002 the Company filed a report on Form 8-K regarding the declaration of a dividend on March 21, 2002 amounting to $2.85 per common and preferred share payable on or about April 1, 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KOPPERS INDUSTRIES, INC.
                                      (Registrant)


Date April 16 , 2002                          By: /s/ Donald E. Davis
                                                 --------------------

                                              Donald E. Davis,
                                              Chief Financial Officer
                                              (Principal Financial Officer,
                                              Principal Accounting Officer)