Form 10-Q
period 2002-06-30
KOPPERS INDUSTRIES INC
filed 2002-07-22
CIK 916075

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10-Q
                               -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended June 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition Period From         to         Commission file number 1-12716

                           KOPPERS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                   Pennsylvania                25-1588399
                  (State or other                (I.R.S.
                   jurisdiction          Employer Identification
                of incorporation or               No.)
                   organization)

                              436 Seventh Avenue
                        Pittsburgh, Pennsylvania 15219
                   (Address of principal executive offices)

                                (412) 227-2001
             (Registrant's telephone number, including area code)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

   Common Stock, par value $.01 per share, outstanding at July 10, 2002 amounted to 1.2 million shares.

================================================================================

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           KOPPERS INDUSTRIES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (In millions except per share amounts)

                                                                    Three Months     Six Months
                                                                   Ended June 30,  Ended June 30,
                                                                   --------------  --------------
                                                                    2002    2001    2002    2001
                                                                   ------ -------  ------ -------
                                                                     (Unaudited)     (Unaudited)
Net sales......................................................... $191.6  $189.3  $356.9  $364.0
Operating expenses:
   Cost of sales..................................................  159.9   154.5   303.3   303.6
   Depreciation and amortization..................................    7.1     7.5    14.0    15.1
   Selling, general and administrative............................   11.5    12.3    20.3    23.0
   Restructuring charges..........................................     --      --      --     3.3
                                                                   ------ -------  ------ -------
       Total operating expenses...................................  178.5   174.3   337.6   345.0
                                                                   ------ -------  ------ -------
Operating profit..................................................   13.1    15.0    19.3    19.0
Equity in earnings of affiliates..................................    0.1     0.1     0.1     0.2
Other income......................................................    2.9     2.6     5.0     4.6
                                                                   ------ -------  ------ -------
Income before interest expense, income taxes and minority interest   16.1    17.7    24.4    23.8
Interest expense..................................................    6.0     6.2    11.7    12.8
                                                                   ------ -------  ------ -------
Income before income taxes and minority interest..................   10.1    11.5    12.7    11.0
Income tax provision..............................................    4.3     5.6     4.9     4.3
Minority interest.................................................    0.2     0.2     0.4     0.3
                                                                   ------ -------  ------ -------
   Net income..................................................... $  5.6  $  5.7  $  7.4  $  6.4
                                                                   ====== =======  ====== =======
Basic earnings (loss) per share................................... $ 4.79 ($ 2.61) $ 0.74 ($ 2.12)
                                                                   ====== =======  ====== =======
Diluted earnings (loss) per share................................. $ 1.60 ($ 2.61) $ 0.74 ($ 2.12)
                                                                   ====== =======  ====== =======

                           KOPPERS INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                                                  June 30,   December 31,
                                                                                    2002         2001
                                                                                 ----------- ------------
                                                                                 (Unaudited)      *
ASSETS
Current assets:
   Cash and cash equivalents....................................................   $   5.3     $   5.2
   Accounts receivable less allowance for doubtful accounts of $1.0 in 2002 and
     2001.......................................................................     109.0        84.3
   Inventories:
       Raw materials............................................................      54.7        53.8
       Work in process..........................................................       3.6         3.7
       Finished goods...........................................................      57.3        58.0
       LIFO reserve.............................................................     (10.3)       (9.3)
                                                                                   -------     -------
          Total inventories.....................................................     105.3       106.2
       Deferred tax benefit.....................................................       6.3         6.2
       Other....................................................................       3.6         4.0
                                                                                   -------     -------
          Total current assets..................................................   $ 229.5     $ 205.9
Equity in non-consolidated investments..........................................      11.9        12.2
Fixed assets....................................................................     403.6       389.8
Less: accumulated depreciation..................................................    (246.1)     (230.5)
                                                                                   -------     -------
       Net fixed assets.........................................................   $ 157.5     $ 159.3
Goodwill, net of accumulated amortization.......................................      28.8        27.0
Deferred tax benefit............................................................      33.5        35.3
Other assets....................................................................      14.4        15.5
                                                                                   -------     -------
          Total assets..........................................................   $ 475.6     $ 455.2
                                                                                   =======     =======

* Summarized from audited fiscal year 2001 balance sheet.


                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                    (In millions except per share amounts)

                                                                                       June 30,   December 31,
                                                                                         2002         2001
                                                                                      ----------- ------------
                                                                                      (Unaudited)      *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................................   $ 57.5       $ 57.8
   Accrued liabilities...............................................................     43.8         45.7
   Revolving credit..................................................................     12.4           --
   Current portion of term loans.....................................................     18.8         13.2
                                                                                        ------       ------
       Total current liabilities.....................................................   $132.5       $116.7
Long-term debt:
   Revolving credit..................................................................     29.0         10.2
   Term loans........................................................................     44.9         59.5
   Senior Subordinated Notes due 2007................................................    175.0        175.0
   Senior Notes due 2004.............................................................     11.1         11.1
                                                                                        ------       ------
       Total long-term debt..........................................................   $260.0       $255.8
Other long-term reserves.............................................................     57.4         57.6
                                                                                        ------       ------
       Total liabilities.............................................................   $449.9       $430.1
Common stock subject to redemption...................................................     23.0         22.3
Minority interest....................................................................      4.9          4.7
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized;
  2.3 shares issued in 2002 and 2001.................................................       --           --
Common stock, $.01 par value per share; 37.0 shares authorized, 2.8 shares issued in
  2002 and 2.6 shares in 2001........................................................       --           --
Capital in excess of par value.......................................................     12.7         12.4
Receivable from Director for purchase of common stock................................     (0.6)        (0.6)
Retained earnings....................................................................     37.7         40.6
Accumulated other comprehensive loss:
   Foreign currency translation adjustment...........................................    (17.1)       (24.3)
   Minimum pension liability, net of tax.............................................     (4.1)        (4.1)
                                                                                        ------       ------
       Total accumulated other comprehensive loss....................................    (21.2)       (28.4)
Treasury stock, at cost, 1.7 shares in 2002 and 1.3 shares in 2001...................    (30.8)       (25.9)
                                                                                        ------       ------
       Total liabilities and stockholders' equity....................................   $475.6       $455.2
                                                                                        ======       ======

*Summarized from audited fiscal year 2001 balance sheet.

                            See accompanying notes.

                           KOPPERS INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In millions)

                                                                Six Months Ended
                                                                    June 30,
                                                                ---------------
                                                                  2002    2001
                                                                -------  ------
                                                                  (Unaudited)
Cash provided by operating activities.......................... $   1.4  $ 18.5
Cash provided by (used in) investing activities:
   Capital expenditures........................................    (8.6)   (4.8)
   Acquisitions and related capital expenditures...............      --    (6.2)
   Other.......................................................     1.1     2.3
                                                                -------  ------
       Net cash (used in) investing activities.................    (7.5)   (8.7)
Cash provided by (used in) financing activities:
   Borrowings from revolving credit............................   133.8   101.5
   Repayments of revolving credit..............................  (103.9)  (77.7)
   Repayment of long-term debt.................................    (9.2)  (11.0)
   Dividends paid..............................................    (9.9)  (14.6)
   Purchases of common stock...................................    (4.4)   (4.0)
                                                                -------  ------
       Net cash provided by (used in) financing activities.....     6.4    (5.8)
Effect of exchange rates on cash...............................    (0.2)     --
                                                                -------  ------
Net increase in cash...........................................     0.1     4.0
Cash and cash equivalents at beginning of period...............     5.2     6.8
                                                                -------  ------
Cash and cash equivalents at end of period..................... $   5.3  $ 10.8
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

      In October 2001 the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Effective January 1, 2002 the Company adopted the provisions of Statement No. 144, which had no impact on the earnings or financial position of the Company.

      In April 2002 the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

   Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company has not yet determined the effect, if any, of the adoption of this Statement.

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

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)


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

  Green Spring

   The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX Transportation, Inc. ("CSX"), arising from the operation of the Company's wood treating facility in Green Spring, West Virginia ("Green Spring"). A trial of the claims of eight "test" plaintiffs began on March 11, 2002. As a result of the Company's motion for summary judgment filed before the commencement of the trial and the Company's motion for a directed verdict during the trial, the court found the claims against the Company to be without merit and dismissed all such claims. The Court entered final judgment for the Company on June 25, 2002. The Company believes that it has no liability to these eight plaintiffs based on the allegations in the lawsuit. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988.

   Although the claims of the eight "test" plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002 the jury returned its verdict in the trial of the claims of the eight "test" plaintiffs. The jury found in favor of Beazer East and CSX with respect to the claims of four of the eight "test" plaintiffs relating to medical monitoring. With regard to the remaining four plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX have filed various post-trial motions in connection with the trial. The parties are awaiting the judge's ruling on such motions. An appeal could follow the judge's ruling on these post-trial motions.

   The claims of the remaining plaintiffs (approximately 100) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight "test" plaintiffs. The remaining plaintiffs may or may not pursue their claims against the Company based on the results of the trial of the claims of such "test" plaintiffs. If such claims are pursued, the trial of the next group of plaintiffs will likely not occur until the summer of 2003. Plaintiffs are current and former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs' allegations against the defendants included personal injuries and property damage related to the operation of Green Spring from the mid-1940's through 1992. As a result of previous litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations to the Company under the Indemnity in connection with the litigation involving Green Spring.

  North Little Rock

   The Company and other defendants were also sued in a toxic tort action arising from the operation of the Company's wood treating facility in North Little Rock, Arkansas ("North Little Rock"). Plaintiffs' allegations included personal injuries and property damage relating to the operation of North Little Rock. The trial began on

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)

January 29, 2002 and continued until February 9, 2002, at which time the case was settled by the Company for an amount substantially below plaintiffs' pre-trial settlement demand and was expensed in the first quarter of 2002. The settlement included a release of all claims pending by the plaintiffs against the Company in connection with the operation of North Little Rock.

  Other Environmental Matters

   In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency ("EPA"). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over three years. The Company and EPA continue to negotiate other issues related to the form of the civil settlement agreement.

   Additionally, during a Company-initiated investigation at the Company's coke facility located in Woodward, Alabama ("Woodward Coke") prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. Appropriate governmental agencies have been investigating this matter, which led to a settlement demand in February 2001 of $5 million and certain admissions. The government and the Company subsequently agreed, among other things, to a $3.0 million settlement, payable over three years. The Company and the government have completed their negotiation of the settlement agreement. The Company's plea is expected to be entered in the near term. Prior to the acceptance by the Court of the plea agreement, there can be no assurance that the terms of the plea agreement will not change.

   If the terms of the plea agreement or the civil settlement agreement change, there can be no assurance that the outcome of either or both of these matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

(7) Earnings Per Share

   The following table sets forth the computation of basic and diluted earnings per share:

                                                                                 Three Months     Six Months
                                                                                 Ended June 30, Ended June 30,
                                                                                 ------------   -------------
                                                                                 2002    2001    2002   2001
                                                                                 -----  ------  -----  ------
                                                                                 (In millions except earnings
                                                                                          per share)
Numerators for basic and diluted:
   Net income to common stockholders............................................ $ 5.6   $ 5.7  $ 7.4   $ 6.4
   Preferred stock dividend.....................................................    --    (9.1)  (6.5)   (9.1)
                                                                                 -----  ------  -----  ------
      Numerator for basic earnings per common share............................. $ 5.6  ($ 3.4) $ 0.9  ($ 2.7)
Denominators:
   Weighted-average common shares...............................................   1.2     1.3    1.2     1.3
Effect of dilutive securities:
   Senior convertible preferred stock...........................................   2.3     2.3    2.3     2.3
   Employee stock options.......................................................    --     0.1     --     0.2
                                                                                 -----  ------  -----  ------
Dilutive potential common shares................................................   2.3     2.4    2.3     2.5
Denominators for diluted earnings per share-adjusted weighted-average shares and
  assumed conversions...........................................................   3.5     3.7    3.5     3.8
   Basic earnings (loss) per share.............................................. $4.79  ($2.61) $0.74  ($2.12)
   Diluted earnings (loss) per share............................................ $1.60  ($2.61) $0.74  ($2.12)

                           KOPPERS INDUSTRIES, INC.

                                  (Unaudited)


   The senior convertible preferred stock and employee stock options were not included in the computation of diluted earnings per share for the three months ended June 30, 2001 and the six months ended June 30, 2002 and 2001 since it would have resulted in an antidilutive effect.

(8) Comprehensive Income

                                                   Three Months    Six Months
                                                   Ended June 30, Ended June 30,
                                                   -------------  -------------
                                                   2002    2001   2002    2001
                                                   -----  -----   -----  -----
                                                   (In millions)  (In millions)
   Net income..................................... $ 5.6  $ 5.7   $ 7.4  $ 6.4
   Other comprehensive income:
      Unrealized currency translation gain (loss).   6.0   (0.3)    7.2   (4.3)
                                                   -----  -----   -----  -----
          Total comprehensive income.............. $11.6  $ 5.4   $14.6  $ 2.1
                                                   =====  =====   =====  =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                     Three Months     Six Months
                                                    Ended June 30,  Ended June 30,
                                                    --------------  --------------
                                                     2002    2001    2002    2001
                                                    ------  ------  ------  ------
                                                         (Dollars in millions)
Net sales:
   Carbon Materials & Chemicals.................... $106.8  $111.2  $196.0  $218.3
   Railroad & Utility Products.....................   84.8    78.1   160.9   145.7
                                                    ------  ------  ------  ------
       Total....................................... $191.6  $189.3  $356.9  $364.0
Percentage of net sales:
   Carbon Materials & Chemicals....................   55.7%   58.7%   54.9%   60.0%
   Railroad & Utility Products.....................   44.3%   41.3%   45.1%   40.0%
                                                    ------  ------  ------  ------
       Total.......................................  100.0%  100.0%  100.0%  100.0%
Gross margin (after depreciation and amortization):
   Carbon Materials & Chemicals....................   14.9%   17.3%   13.2%   15.3%
   Railroad & Utility Products.....................   10.8%   10.9%    8.9%    9.8%
                                                    ------  ------  ------  ------
       Total.......................................   12.8%   14.4%   11.1%   12.4%
Operating profit:
   Carbon Materials & Chemicals.................... $  8.4  $ 10.7  $ 12.3  $ 16.7
   Railroad & Utility Products.....................    5.1     4.7     7.7     3.2
   All Other.......................................   (0.4)   (0.4)   (0.7)   (0.9)
                                                    ------  ------  ------  ------
       Total....................................... $ 13.1  $ 15.0  $ 19.3  $ 19.0

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001.

   Net Sales. Net sales for the three months ended June 30, 2002 were slightly higher than the same period in 2001, as higher sales for Railroad & Utility Products more than offset lower sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals decreased due to lower volumes in the United States for carbon pitch and phthalic anhydride ("PAA"). Net sales for Railroad & Utility Products increased due primarily to higher sales volumes for railroad crossties. Inter-segment revenues were $5.0 million and $4.7 million for Carbon Materials & Chemicals for the quarters ended June 30, 2002 and 2001, respectively.

   Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased for both segments. Gross margin for Carbon Materials & Chemicals decreased due to lower volumes and prices for PAA, lower volumes for carbon pitch and lower pricing for furnace coke. Gross margin for Railroad & Utility Products decreased slightly as increased profits from higher sales volumes for railroad crossties were offset by legal costs related to a settlement regarding environmental matters.

   Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense decreased due primarily to lower severance charges compared to the prior year.

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

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001.

   Net Sales. Net sales for the six months ended June 30, 2002 were lower than the same period in 2001, as higher sales for Railroad & Utility Products were more than offset by lower sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals decreased due to lower volumes for carbon pitch and lower volumes and prices for PAA. Net sales for Railroad & Utility Products increased due primarily to higher sales volumes for railroad crossties. Inter-segment revenues were $10.2 million and $9.2 million for Carbon Materials & Chemicals for the six months ended June 30, 2002 and 2001, respectively.

   Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased for both segments. Gross margin for Carbon Materials & Chemicals decreased due to lower volumes and pricing for PAA and lower pricing for furnace coke. Gross margin for Railroad & Utility Products decreased due to a settlement regarding environmental matters.

   Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense decreased due primarily to an actuarial gain from postretirement benefit settlements related to a former operating location.

   Restructuring Charges. Charges for 2001 relate to the closure of Feather River in the first quarter of 2001. See "Liquidity and Capital
Resources--Restructuring Charges."

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

Liquidity and Capital Resources

   The Company's liquidity needs are primarily for debt service, capital maintenance and acquisitions. The Company believes that its cash flow from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company's expenditures and service its indebtedness, the Company would be required to raise additional funds.

   As of June 30, 2002 the Company had $5.3 million of cash and cash equivalents and $7.5 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of June 30, 2002 $11.2 million of commitments were utilized by outstanding standby letters of credit.

   Net cash provided by operating activities was near break-even due primarily to an increase in accounts receivable from year-end 2001. Cash provided by operating activities in the first six months of 2001 was due primarily to decreases in accounts receivable and inventories from year-end 2000.

   Capital expenditures excluding acquisitions were higher than the prior year as projects previously delayed have been started or completed. Acquisitions and related capital expenditures for 2001 included $5.2 million for Koppers (China) Carbon and Chemical Co. Limited ("Koppers China"), a 60%-owned tar distillation facility, and $1 million for the acquisition of the remaining 50% of a timber preservation chemicals business located in South Africa.

   Net cash provided by financing activities in 2002 related to borrowings from the revolving credit facility to finance the increase in accounts receivable, purchases of stock from retirees and the payment of a dividend. Net cash used by financing activities in the prior year period related primarily to stock repurchased from retirees and the payment of a dividend.

   Restructuring Charges. In February 2001 the Company's Board of Directors approved the closure of Feather River effective in March 2001. This resulted in a restructuring charge of $3.3 million in the first quarter of 2001, primarily for the dismantling of existing buildings and equipment. Completion of the closure is expected by the end of the third quarter of 2002. As of June 30, 2002, approximately $1.1 million of reserves remain for dismantling expenses.

  Schedule of Certain Contractual Obligations

   The following table details the future projected payments for the Company's significant contractual obligations.

   Contractual Obligations

                                              Payments Due by Period
                                       -------------------------------------
                                              Less than  1-3    4-5  After 5
                                       Total   1 year   years  years  years
                                       ------ --------- ------ ----- -------
                                               (Dollars in millions)
    Long Term Debt.................... $291.2   $31.2   $ 85.0 $  -- $175.0
    Operating Leases.................. $ 87.3   $19.2   $ 31.0 $17.5 $ 19.6
                                       ------   -----   ------ ----- ------
    Total Contractual Cash Obligations $378.5   $50.4   $116.0 $17.5 $194.6

  Schedule of Certain Other Commercial Commitments

   The following table details the future projected payments for the Company's significant other commercial commitments.

   Other Commercial Commitments

                                           Payments Due by Period
                                     -----------------------------------
                                           Less than  1-3   4-5  After 5
                                     Total  1 year   years years  years
                                     ----- --------- ----- ----- -------
                                            (Dollars in millions)
        Lines of Credit (Unused).... $47.4   $  --   $47.4  $--    $--
        Standby Letters of Credit... $11.2   $11.2   $  --  $--    $--
        Guarantees.................. $ 2.5   $  --   $ 2.5  $--    $--
                                     -----   -----   -----  ---    ---
        Total Commercial Commitments $61.1   $11.2   $49.9  $--    $--

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

  Green Spring

   The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX, arising from the operation of the Company's wood treating facility in Green Spring. A trial of the claims of eight "test" plaintiffs began on March 11, 2002. As a result of the Company's motion for summary judgment filed before the commencement of the trial and the Company's motion for a directed verdict during the trial, the court found the claims against the Company to be without merit and dismissed all such claims. The Court entered final judgment for the Company on June 25, 2002. The Company believes that it has no liability to these eight plaintiffs based on the allegations in the lawsuit. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988.

   Although the claims of the eight "test" plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002 the jury returned its verdict in the trial of the claims of the eight "test" plaintiffs. The jury found in favor of Beazer East and CSX with respect to the claims of four of the eight

"test" plaintiffs relating to medical monitoring. With regard to the remaining four plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX have filed various post-trial motions in connection with the trial. The parties are awaiting the judge's ruling on such motions. An appeal could follow the judge's ruling on these post-trial motions.

   The claims of the remaining plaintiffs (approximately 100) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight "test" plaintiffs. The remaining plaintiffs may or may not pursue their claims against the Company based on the results of the trial of the claims of such "test" plaintiffs. If such claims are pursued, the trial of the next group of plaintiffs will likely not occur until the summer of 2003. Plaintiffs are current and former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs' allegations against the defendants included personal injuries and property damage related to the operation of Green Spring from the mid-1940's through 1992. As a result of previous litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations to the Company under the Indemnity in connection with the litigation involving Green Spring.

  North Little Rock

   The Company and other defendants were also sued in a toxic tort action arising from the operation of North Little Rock. Plaintiffs' allegations included personal injuries and property damage relating to the operation of North Little Rock. The trial began on January 29, 2002 and continued until February 9, 2002, at which time the case was settled by the Company for an amount substantially below plaintiffs' pre-trial settlement demand and was expensed in the first quarter of 2002. The settlement included a release of all claims pending by the plaintiffs against the Company in connection with the operation of North Little Rock.

  Other Environmental Matters

   In October 1996 the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from the EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over three years. The Company and EPA continue to negotiate other issues related to the form of the civil settlement agreement.

   Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. Appropriate governmental agencies have been investigating this matter, which led to a settlement demand in February 2001 of $5 million and certain admissions. The government and the Company subsequently agreed, among other things, to a $3.0 million settlement, payable over three years. The Company and the government have completed their negotiation of the settlement agreement. The Company's plea is expected to be entered in the near term. Prior to the acceptance by the Court of the plea agreement, there can be no assurance that the terms of the plea agreement will not change.

   If the terms of the plea agreement or the civil settlement agreement change, there can be no assurance that the outcome of either or both of these matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

                                            KOPPERS INDUSTRIES, INC.
                                                  (Registrant)

Date: July 22, 2002                         By:        /s/ Donald E. Davis
      ------------------------------------      -----------------------------------
                                                         Donald E. Davis,
                                                     Chief Financial Officer
                                                  (Principal Financial Officer,
                                                  Principal Accounting Officer)