Form 10-Q
period 2002-09-30
KOPPERS INDUSTRIES INC
filed 2002-10-30
CIK 916075

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Quarterly Period Ended September 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition Period From         to        Commission file number 1-12716

                            KOPPERS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         25-1588399
(State or other jurisdiction                              (I.R.S. Employer
      of incorporation                                   Identification No.)
      or organization)

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

                                Yes [X] No [_]

    Common Stock, par value $.01 per share, outstanding at October 10, 2002 amounted to 1.1 million shares.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            KOPPERS INDUSTRIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions except per share amounts)

                                                                                   Three Months Ended          Nine Months
                                                                                     Ended September         Ended September
                                                                                           30,                     30,

                                                                                    2002        2001       2002        2001

                                                                                      (Unaudited)            (Unaudited)
Net sales                                                                         $   198.2   $  176.7   $    555.1  $   540.7
Operating expenses:
      Cost of sales                                                                   164.8      144.7        468.1      448.3
      Depreciation and amortization                                                     7.2        7.6         21.2       22.7
      Selling, general and administrative                                              11.7       11.5         32.0       34.5
      Restructuring charges                                                              --         --           --        3.3

            Total operating expenses                                                  183.7      163.8        521.3      508.8

Operating profit                                                                       14.5       12.9         33.8       31.9
Equity in earnings of affiliates                                                        ---        0.2          0.1        0.4
Other income                                                                            2.5        2.1          7.5        6.7

Income before interest expense, income taxes and minority interest                     17.0       15.2         41.4       39.0
Interest expense                                                                        5.7        6.3         17.4       19.1

Income before income taxes and minority interest                                       11.3        8.9         24.0       19.9
Income tax provision                                                                    4.6        4.1          9.5        8.3
Minority interest                                                                       0.2        0.2          0.6        0.6

      Net income                                                                  $     6.5   $    4.6   $     13.9  $    11.0

Basic earnings per share                                                          $    5.77   $   3.42   $     6.23  $    1.36

Diluted earnings per share                                                        $    1.87   $   1.25   $     3.95  $    1.36

                             See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                                                           September 30,       December 31,
                                                                                                2002               2001
                                                                                             (Unaudited)             *
ASSETS
Current assets:
      Cash and cash equivalents                                                            $           9.1    $           5.2
      Accounts receivable less allowance for doubtful accounts of $1.0 in 2002 and 2001              104.1               84.3
      Inventories:
            Raw materials                                                                             49.0               53.8
            Work in process                                                                            3.5                3.7
            Finished goods                                                                            54.6               58.0
            LIFO reserve                                                                             (10.7)              (9.3)

                    Total inventories                                                                 96.4              106.2
            Deferred tax benefit                                                                       6.3                6.2
            Other                                                                                      4.0                4.0

                    Total current assets                                                   $         219.9    $         205.9
Equity in non-consolidated investments                                                                11.9               12.2
Fixed assets                                                                                         407.7              389.8
Less: accumulated depreciation                                                                      (253.6)            (230.5)

            Net fixed assets                                                               $         154.1    $         159.3
Goodwill, net of accumulated amortization                                                             28.4               27.0
Deferred tax benefit                                                                                  31.7               35.3
Other assets                                                                                          13.6               15.5

                    Total assets                                                           $         459.6    $         455.2

* Summarized from audited fiscal year 2001 balance sheet.

                             See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In millions except per share amounts)

                                                                                                September 30,   December 31,
                                                                                                    2002            2001
                                                                                                 (Unaudited)          *
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                            $    58.2      $     57.8
      Accrued liabilities                                                                              44.4            45.7
      Current portion of term loans                                                                    17.8            13.2
      Senior Notes due 2004                                                                            11.1              --

            Total current liabilities                                                             $   131.5      $    116.7
Long-term debt:
      Revolving credit                                                                                 22.3            10.2
      Term loans                                                                                       43.5            59.5
      Senior Subordinated Notes due 2007                                                              175.0           175.0
      Senior Notes due 2004                                                                              --            11.1

            Total long-term debt                                                                  $   240.8      $    255.8
Other long-term reserves                                                                               57.8            57.6

            Total liabilities                                                                     $   430.1      $    430.1
Common stock subject to redemption                                                                     26.1            22.3
Minority interest                                                                                       5.1             4.7
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 2.3
   shares issued in 2002 and 2001                                                                        --              --
Common stock, $.01 par value per share; 37.0 shares authorized, 2.8 shares issued in 2002
   and 2001                                                                                              --              --
Capital in excess of par value                                                                         12.7            12.4
Receivable from Director for purchase of common stock                                                  (0.6)           (0.6)
Retained earnings                                                                                      41.1            40.6
Accumulated other comprehensive loss:
      Foreign currency translation adjustment                                                         (18.7)          (24.3)
      Minimum pension liability, net of tax                                                            (4.1)           (4.1)

            Total accumulated other comprehensive loss                                                (22.8)          (28.4)
Treasury stock, at cost, 1.7 shares in 2002 and 1.5 shares in 2001                                    (32.1)          (25.9)

            Total liabilities and stockholders' equity                                            $   459.6      $    455.2


*Summarized from audited fiscal year 2001 balance sheet.

                             See accompanying notes.

                            KOPPERS INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2002       2001
                                                                      (Unaudited)
Cash provided by operating activities                            $   30.8   $   44.2
Cash provided by (used in) investing activities:
     Capital expenditures                                           (12.7)      (7.6)
     Acquisitions and related capital expenditures                     --       (6.2)
     Other                                                            1.4        2.1

           Net cash (used in) investing activities                  (11.3)     (11.7)
Cash provided by (used in) financing activities:
      Borrowings from revolving credit                              178.0      139.7
      Repayments of revolving credit                               (167.0)    (137.4)
      Repayment of long-term debt                                   (11.4)     (12.9)
      Dividends paid                                                 (9.8)     (14.6)
      Purchases of common stock                                      (5.7)      (4.7)

           Net cash (used in) financing activities                  (15.9)     (29.9)
Effect of exchange rates on cash                                      0.3       (0.3)

Net increase in cash                                                  3.9        2.3
Cash and cash equivalents at beginning of period                      5.2        6.8

Cash and cash equivalents at end of period                       $    9.1   $    9.1

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

(4) On October 1, 2002 the Company repurchased $11.1 million of Senior Notes due 2004 at par pursuant to the indenture related to these notes. The repurchase represented all of the remaining outstanding notes due 2004.

(5) On March 21, 2002 the Company's Board of Directors declared a dividend of $2.85 per share to common and preferred stockholders of record on March 26, which was paid on or about April 1.

(6)  Impact of Recently Issued Accounting Standards

          In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.8 million for fiscal year 2002, which approximates the amount expensed in 2001. The Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and has determined that there is no impact on the earnings or financial position of the Company as of the date of adoption.

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

          In April 2002 the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company has not yet determined the effect, if any, of the adoption of this Statement.

                            KOPPERS INDUSTRIES, INC.

                                   (Unaudited)

          In July 2002 the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.

(7)   Environmental and Other Matters

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

   Environmental and Other Liabilities Retained or Assumed by Others

      The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company's inception in 1988 with Beazer East, Inc. ("Beazer East"). Under the purchase agreement executed at the Acquisition (the "Asset Purchase Agreement"), Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the "Indemnity"). Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to a guarantee (the "Guarantee"). Beazer Limited became a wholly-owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC signed an agreement under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

      Although the claims of the eight "test" plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002 the jury returned its verdict in the trial of the claims of the eight "test" plaintiffs. The jury found in favor of Beazer East and CSX with respect to the claims of four of the eight "test" plaintiffs relating to medical monitoring. With regard to the remaining four plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX filed various post-trial motions in connection with the trial, and the presiding judge denied all motions other than that Beazer East and CSX had operated the facility as a joint venture. The parties have the right to appeal these rulings.

      The claims of the remaining plaintiffs (approximately 85) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight "test" plaintiffs. The remaining plaintiffs may or may not pursue their claims against the Company based on the results of the trial of the claims of such "test" plaintiffs. If such claims are pursued, the trial of the next group of plaintiffs will not occur until July 2003. Plaintiffs are current and former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs' allegations against the defendants include personal injuries and property damage related to the operation of Green Spring from the mid-1940's through 1992. As a result of previous litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations to the Company under the Indemnity in connection with the litigation involving Green Spring.

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

                            KOPPERS INDUSTRIES, INC.

                                   (Unaudited)

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

      Additionally, during a Company-initiated investigation at the Company's coke facility located in Woodward, Alabama ("Woodward Coke") prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. Appropriate governmental agencies have been investigating this matter, which led to a settlement demand in February 2001 of $5 million and certain admissions. The government and the Company subsequently agreed, among other things, to a $3.0 million settlement, payable over three years. The Company and the government have completed their negotiation of the settlement agreement. The Company's plea has been entered and there is a hearing scheduled for December 2002 to determine the acceptance by the Court. There can be no assurance that the terms of the plea agreement will not change.

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

(8)   Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        Three Months         Nine Months
                                                                                            Ended               Ended
                                                                                        September 30,       September 30,
                                                                                        2002      2001      2002       2001

                                                                                           (In millions except earnings
                                                                                                    per share)
Numerators for basic and diluted:
      Net income to common stockholders                                                 $   6.5   $   4.6   $  13.9    $  11.0
      Preferred stock dividend                                                               --        --      (6.5)      (9.1)

            Numerator for basic earnings per common share                               $   6.5   $   4.6   $   7.4    $   1.9
Denominators:
      Weighted-average common shares                                                        1.1       1.3       1.2        1.3
Effect of dilutive securities:
      Senior convertible preferred stock                                                    2.3       2.3       2.3        2.3
      Employee stock options                                                                 --       0.1        --        0.1

Dilutive potential common shares                                                            2.3       2.4       2.3        2.4
Denominators for diluted earnings per share-adjusted weighted-average shares and
   assumed conversions                                                                      3.4       3.7       3.5        3.7
      Basic earnings per share                                                          $  5.77   $  3.42   $  6.23    $  1.36
      Diluted earnings per share                                                        $  1.87   $  1.25   $  3.95    $  1.36

                            KOPPERS INDUSTRIES, INC.

                                   (Unaudited)

      The senior convertible preferred stock and employee stock options were not included in the computation of diluted earnings per share for the nine months ended September 30, 2001 since it would have resulted in an antidilutive effect.

(9)   Comprehensive Income

                                                                                          Three Months        Nine Months
                                                                                              Ended              Ended
                                                                                          September 30,      September 30,
                                                                                          2002      2001     2002      2001

                                                                                          (In millions)       (In millions)
Net income                                                                                $  6.5  $  4.6    $  13.9  $ 11.0
Other comprehensive income:
      Unrealized currency translation gain (loss)                                           (1.6)   (0.2)       5.6    (4.6)

            Total comprehensive income                                                    $  4.9  $  4.4    $  19.5  $  6.4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company's businesses for the periods indicated:

                                                                            Three Months Ended          Nine Months
                                                                               September 30,        Ended September 30,
                                                                             2002         2001       2002         2001

                                                                                       (Dollars in millions)
Net sales:
      Carbon Materials & Chemicals                                         $  110.8     $  105.3   $    306.8     $ 323.6
      Railroad & Utility Products                                              87.4         71.4        248.3       217.1
            Total                                                          $  198.2     $  176.7   $    555.1     $ 540.7
Percentage of net sales:
      Carbon Materials & Chemicals                                             55.9%        59.6%        55.3%       59.8%
      Railroad & Utility Products                                              44.1%        40.4%        44.7%       40.2%
            Total                                                             100.0%       100.0%       100.0%      100.0%
Gross margin (after depreciation and amortization):
      Carbon Materials & Chemicals                                             15.7%        16.2%        14.1%       15.3%
      Railroad & Utility Products                                              10.6%        10.9%         9.5%        9.9%
            Total                                                              13.2%        13.8%        11.9%       12.9%
Operating profit:
      Carbon Materials & Chemicals                                         $    9.4     $    9.3   $     21.7     $  26.0
      Railroad & Utility Products                                               5.6          4.1         13.3         7.3
      All Other                                                                (0.5)        (0.5)        (1.2)       (1.4)
            Total                                                          $   14.5     $   12.9   $     33.8     $  31.9

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001.

     Net Sales. Net sales for the three months ended September 30, 2002 were higher than the same period in 2001 due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased due primarily to higher sales volumes for creosote. Net sales for Railroad & Utility Products increased due primarily to higher sales volumes for railroad crossties in the United States. Inter-segment revenues were $6.3 million and $4.4 million for Carbon Materials & Chemicals for the quarters ended September 30, 2002 and 2001, respectively.

     Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased for both segments. Gross margin for Carbon Materials & Chemicals decreased due primarily to lower volumes for carbon pitch in the United States. Gross margin for Railroad & Utility Products decreased slightly as increased profits from higher sales volumes for railroad crossties were offset by lower volumes and margins for utility poles.

     Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense decreased due primarily to lower legal costs compared to the prior year.

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

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001.

     Net Sales. Net sales for the nine months ended September 30, 2002 were higher than the same period in 2001, as higher sales for Railroad & Utility Products more than offset lower sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals decreased due to lower volumes for carbon pitch in the United States and lower volumes and prices for phthalic anhydride ("PAA"). Net sales for Railroad & Utility Products increased due primarily to higher sales volumes for railroad crossties in the United States. Inter-segment revenues were $16.9 million and $13.7 million for Carbon Materials & Chemicals for the nine months ended September 30, 2002 and 2001, respectively.

     Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased for both segments. Gross margin for Carbon Materials & Chemicals decreased due to lower volumes for carbon pitch in the United States, lower volumes and pricing for PAA and lower pricing for furnace coke. Gross margin for Railroad & Utility Products decreased due to a settlement regarding environmental matters.

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

     As of September 30, 2002 the Company had $9.1 million of cash and cash equivalents and $31.8 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of September 30, 2002 $11.3 million of commitments were utilized by outstanding standby letters of credit.

     Net cash provided by operating activities was lower than the prior year due primarily to an increase in accounts receivable from year-end 2001 which more than offset inventory reductions.

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

     Net cash used in financing activities in 2002 related to borrowings from the revolving credit facility to finance the increase in accounts receivable, purchases of stock from retirees and the payment of a dividend. Net cash used by financing activities in the prior year period related primarily to stock repurchased from retirees and the payment of a dividend. On October 1, 2002 the Company repurchased Senior Notes due 2004 at par for $11.1 million pursuant to the indenture related to these notes.

     Restructuring Charges. In February 2001 the Company's Board of Directors approved the closure of Feather River effective in March 2001. This resulted in a restructuring charge of $3.3 million in the first quarter of 2001, primarily for the dismantling of existing buildings and equipment. As of September 30, 2002 the dismantling and closure is substantially complete and the remaining reserves are not significant.

 Schedule of Certain Contractual Obligations

     The following table details the future projected payments for the Company's significant contractual obligations.

      Contractual Obligations

                                                                                      Payments Due by Period

                                                                                   Less than     1-3       4-5     After 5
                                                                         Total       1 year     years     years     years
                                                                                       (Dollars in millions)
Long Term Debt                                                          $  269.7   $    28.9   $ 65.8   $    --   $  175.0
Operating Leases                                                        $   87.3   $    19.2   $ 31.0   $  17.5   $   19.6

Total Contractual Cash Obligations                                      $  357.0   $    48.1   $ 96.8   $  17.5   $  194.6

 Schedule of Certain Other Commercial Commitments

     The following table details the future projected payments for the Company's significant other commercial commitments.

     Other Commercial Commitments

                                                                                        Payments Due by Period
                                                                                   Less than     1-3       4-5     After 5
                                                                         Total       1 year     years     years     years

                                                                                         (Dollars in millions)
Lines of Credit (Unused)                                                $  64.6   $     --      $ 64.6    $ --      $   --
Standby Letters of Credit                                               $  11.3   $   11.3      $   --    $ --      $   --
Guarantees                                                              $   2.5   $     --      $  2.5    $ --      $   --

Total Commercial Commitments                                            $  78.4   $   11.3      $ 67.1    $ --      $   --

   Environmental and Other Matters

      The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to, among other things, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third party claims for cleanup or for injuries resulting from contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

   Environmental and Other Liabilities Retained or Assumed by Others

      The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company's inception in 1988 with Beazer East. Under the Asset Purchase Agreement, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws. Beazer Limited unconditionally guaranteed Beazer East's performance of the Indemnity pursuant to the Guarantee. Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC signed an agreement under which the funding and risk of certain liabilities, including environmental, relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world's largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

      Although the claims of the eight "test" plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002 the jury returned its verdict in the trial of the claims of the eight "test" plaintiffs. The jury found in favor of Beazer East and CSX with respect to the claims of four of the eight "test" plaintiffs relating to medical monitoring. With regard to the remaining four plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX filed various post-trial motions in connection with the trial, and the presiding judge denied all motions other than that Beazer East and CSX had operated the facility as a joint venture. The parties have the right to appeal these rulings.

      The claims of the remaining plaintiffs (approximately 85) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight "test" plaintiffs. The remaining plaintiffs may or may not pursue their claims against the Company based on the results of the trial of the claims of such "test" plaintiffs. If such claims are pursued, the trial of the next group of plaintiffs will not occur until July 2003. Plaintiffs are current and former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs' allegations against the defendants include personal injuries and property damage related to the operation of Green Spring from the mid-1940's through 1992. As a result of previous litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East's obligations to the Company under the Indemnity in connection with the litigation involving Green Spring.

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

      Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA. Appropriate governmental agencies have been investigating this matter, which led to a settlement demand in February 2001 of $5 million and certain admissions. The government and the Company subsequently agreed, among other things, to a $3.0 million settlement, payable over three years. The Company and the government have completed their negotiation of the settlement agreement. The Company's plea has been entered and there is a hearing scheduled for December 2002 to detemine acceptance by the Court. There can be no assurance that the terms of the plea agreement will not change.

      If the terms of the plea agreement or the civil settlement agreement change, there can be no assurance that the outcome of either or both of these matters would not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

ITEM 4.  CONTROLS AND PROCEDURES

        As of September 30, 2002 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     10.34 Treatment Services Agreement between the Company and CSX Transportation, Inc. dated October 4, 2002. Certain portions of the Treatment Services Agreement have been omitted pursuant to a request for confidential treatment. The entire Treatment Services Agreement has been filed confidentially with the Securities and Exchange Commission.
     99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)  Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KOPPERS INDUSTRIES, INC.
                                             (Registrant)

Date:  October 30, 2002                By:           /s/ Donald E. Davis

                                                       Donald E. Davis,
                                                   Chief Financial Officer
                                                (Principal Financial Officer,
                                                Principal Accounting Officer)

                                 CERTIFICATIONS

I, Walter W. Turner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Koppers Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002
      ----------------


                                           /s/ Walter W. Turner
                                           -------------------------------------
                                           Walter W. Turner
                                           President and Chief Executive Officer

I, Donald E. Davis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Koppers Industries, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002
      ----------------

                                    /s/ Donald E. Davis
                                    ------------------------------------------
                                    Donald E. Davis
                                    Vice President and Chief Financial Officer