Form 10-K
period 2002-12-31
KOPPERS INC
filed 2003-03-05
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period to

Commission file number 1-12716

KOPPERS INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1588399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

436 Seventh Avenue

Pittsburgh, Pennsylvania 15219

412-227-2001

(Addresses of principal executive offices)

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
9- 7/8% Senior Notes due 2007	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Common Stock, par value $.01, outstanding at January 31, 2003 amounted to 1.1 million shares.

PART I

ITEM 1. Business

General

Koppers Inc. (the “Company” or “Koppers”) is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the railroad, aluminum, chemical, utility and steel industries. The Company has a leading position in most of its markets. The Company operates 39 facilities with locations in the United States, the South Pacific (primarily Australia and New Zealand), Europe and South Africa. The Company also maintains an indirect ownership interest in an additional facility in the United States through its domestic joint venture KSA (as defined herein) and has a 60% interest in an operation in China which started production in late 2001 (See “Carbon Materials & Chemicals”). The Company recorded net sales and net income of $730.3 million and $16.5 million, respectively, for the twelve months ended December 31, 2002. For the same period, the Company’s business segments, Carbon Materials & Chemicals and Railroad & Utility Products, accounted for 55% and 45% of net sales, respectively.

The Company was formed in October 1988 as “Koppers Industries, Inc.” under the laws of the Commonwealth of Pennsylvania by management, Beazer, Inc. and KAP Investments, Inc. (“KAP”, a subsidiary of Koppers Australia Pty. Limited) (“Koppers Australia”) to facilitate the acquisition of certain assets of Koppers Company, Inc. in a management-led leveraged buyout that closed on December 29, 1988 (the “Acquisition”). Koppers Company, Inc., now known as Beazer East, Inc. (“Beazer East”, but referred to herein as “Old Koppers” for periods prior to the Acquisition) had been acquired in June 1988 by BNS Acquisitions, Inc., a wholly owned indirect subsidiary of Beazer PLC, now known as Beazer Limited (“Beazer Limited”). Effective February 24, 2003 the Company changed its name to Koppers Inc. to reflect the global and diversified nature of the Company’s businesses.

Carbon Materials & Chemicals

The Company’s Carbon Materials & Chemicals division manufactures five principal products: a) carbon pitch, used in the production of aluminum and steel; b) phthalic anhydride (“PAA”), used in the production of plasticizers and polyester resins; c) creosote, used in the treatment of wood; d) carbon black (and carbon black feedstock), used in the manufacture of rubber tires, and e) furnace coke, used in steel production. Carbon pitch, PAA, creosote and carbon black are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals division’s profitability is impacted by its cost to purchase coal tar in relation to its prices realized for carbon pitch, PAA, creosote and carbon black. The Company has four tar distillation facilities in the United States, one in Australia, one in Denmark and two in the United Kingdom, strategically located to provide access to coal tar and to facilitate better service to its customers with a consistent supply of high-quality products. For 2002, 2001 and 2000, respectively, principal products comprised the following percentages of net sales for Carbon Materials & Chemicals: i) carbon pitch, 39%, 37% and 37%; ii) PAA, 12%, 12% and 14%; iii) creosote, 11%, 9% and 9%; iv) carbon black (and carbon black feedstock), 10%, 10% and 9%; and v) furnace coke, 10%, 8% and 9%.

The Company believes it has a strategic advantage over its competitors based on its ability to access coal tar from many global suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. The Company’s eight coal tar distillation facilities, three of which have port access, and two carbon pitch terminals give it the ability to offer customers multiple sourcing and a consistent supply of high quality products. In anticipation of potential reductions of United States coke capacity, the Company has secured coal tar supply through long-term contracts and acquisitions.

Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%).

Over 75% of Koppers’ carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to four years, many with provisions for periodic pricing reviews. Demand for carbon pitch generally has fluctuated with production of primary aluminum. However, global restructuring in the electrode and aluminum markets during the past several years has resulted in reduced volumes in domestic markets. Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products. The commercial carbon industry, the second largest user of carbon pitch, uses carbon pitch to produce electrodes and other specialty carbon products for the steel industry. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes used in the aluminum production process. However, in 2000 the Company’s largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. Although management does not believe that this alternative technology will be developed and used widely within the next five years, the potential development and implementation of this new technology could seriously impair the

Company’s ability to profitably market carbon pitch and related co-products.

Creosote is used in the wood preservation industry as a preservative for railroad crossties and lumber, utility poles and pilings. To the extent that creosote cannot be sold for use in treating wood products, distillate oils are sold into the carbon black market rather than being blended to creosote specifications.

Approximately 47% of Koppers’ total creosote production was sold to the Railroad & Utility Products division in 2002. Railroad & Utility Products purchases substantially all of its creosote from the Carbon Materials & Chemicals division. Koppers is the only competitor in this market that is integrated in this fashion. The remainder of its creosote is sold to railroads or to other wood treaters. The Company has one principal competitor in the creosote market.

The Company is also a 51% owner of a timber preservation chemicals business that operates throughout Australia, Southeast Asia, Japan and South Africa. Timber preservation chemicals are used to impart durability to timber products used in building/construction, agricultural and heavy-duty industrial markets. The most commonly used chemicals are creosote, copper chrome arsenates (“CCA”), copper co-biocides, sapstain control products and light organic solvent preservatives (“LOSP”).

Roofing pitch and refined tars are also produced in smaller quantities and are sold into the commercial roofing and pavement sealer markets, respectively.

Carbon black is manufactured in Australia at a carbon black facility using both petroleum oil and coal tar based feedstocks, which are subjected to heat and rapid cooling within a reactor. Additionally, tar based carbon black feedstock is manufactured as a co-product of the tar distillation process and can be produced at the Company’s four domestic, one Australian and three European tar distillation facilities. The tar distillation plant in Australia is a major raw material supplier of coal tar based feedstock for the Company’s carbon black business.

Chemical oils resulting from the distillation of coal tars are further refined by the Company into naphthalene, which is the primary feedstock used by the Company for the production of PAA. The primary markets for PAA are in the production of plasticizers, unsaturated polyester resins and alkyd resins.

On a worldwide basis, naphthalene and orthoxylene, a refined petroleum derivative, are both used in the manufacturing of PAA. In the United States, however, the Company is the only PAA producer capable of utilizing both orthoxylene and naphthalene in its manufacturing process. The other four principal PAA competitors can use only orthoxylene in the production of PAA. Koppers’ price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to Koppers’ cost to produce naphthalene; however, due to difficult market conditions and excess supplies of PAA during the past several years, margins did not change proportionally to orthoxylene prices. Management does not expect market conditions for PAA to improve significantly in 2003. Koppers’ cost to produce naphthalene and PAA is primarily driven by its cost to procure and distill coal tar. Naphthalene is also sold into the industrial sulfonate market for use as dispersants in the concrete additive and gypsum board markets. Additional end uses include oil field additives, agricultural emulsifiers, synthetic tanning agents and dyestuffs.

Furnace coke is a carbon and fuel source required in the manufacturing of steel. Coal, the primary raw material, is carbonized in oxygen-free ovens to obtain the finished product. Coke manufacturers are either an integrated part of a steel company or, as in the case of the Company, operate independently and are known as “merchant producers.”

The Company’s coke business consists of one production facility located in Monessen, Pennsylvania (the “Monessen Facility”), which produces furnace coke. The plant consists of two batteries with a total of 56 ovens and has a total capacity of approximately 350,000 tons of furnace coke per year. All of the ovens were rebuilt in 1980 and 1981, which, together with recent improvements, make the Monessen Facility one of the most modern coking facilities in the United States.

Before the expiration of the related tax law at December 31, 2002 the Monessen Facility qualified for a tax credit based on its production of coke as a non-conventional fuel and the sale thereof to unrelated third parties. The tax credit generated per ton of coke was tied to a per-barrel of oil equivalent determined on a British Thermal Unit (“BTU”) basis and adjusted annually for inflation. The value of this tax credit per ton of coke was approximately $28. In December 1999 the Company entered into an agreement with a third party which resulted in substantially all tax credits generated as a result of the production and sale of coke at the Monessen Facility being transferred to the third party (the “Monessen Transaction”). In 2002, 2001 and 2000 the Company earned $9.8 million, $8.2 million and $8.6 million, respectively, for the transfer of tax credits. The tax credits expired at the end of 2002, and it has not yet been determined whether these credits will by renewed by the United States Congress. Prior to the Monessen Transaction, the Company earned these credits.

An integrated steel company is the only customer for the Company’s furnace coke, with a contract to take 100% of the

Company’s coke production in 2003. Due to the difficulties in the domestic steel industry, coupled with the low pricing of domestic coke largely as a result of imports, the Company continues to review its strategic alternatives for the coke business.

The Carbon Materials & Chemicals division’s ten largest customers represented approximately 47%, 44% and 40% of the division’s net sales for 2002, 2001 and 2000, respectively. The Company has one primary global competitor in the carbon pitch market.

Coal tar is purchased from a number of outside sources as well as from the Monessen Facility. Primary suppliers are United States Steel Corporation, Bethlehem Steel Corporation, China Steel Chemical Corporation, BHP Steel (AIS) Pty. Limited, OneSteel Manufacturing Pty. Ltd., Corus Group PLC and Wheeling-Pittsburgh Steel Corporation.

Because of the Clean Air Act Amendments and other environmental laws, future coal tar availability from domestic coke production is expected to decline. Management believes that the Company’s ability to source coal tar and carbon pitch from overseas markets through its foreign operations, as well as its research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

In 1999 the Company entered into a joint venture agreement with Tangshan Iron & Steel Co. (“TISCO”) to rehabilitate and operate a tar distillation facility in China. The joint venture, Koppers (China) Carbon and Chemical Co., Limited (“Koppers China”) is 60% owned by the Company and began production of coal tar products in 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters.”

Railroad & Utility Products

The Company markets treated wood products primarily to the railroad and public utility markets, primarily in the United States and Australia. The Railroad & Utility Products division’s profitability is influenced by the demand for railroad products and services by Class 1 railroads, demand for transmission and distribution poles by electric and telephone utilities and its cost to procure wood. Historically, sales of railroad products and services have represented approximately three-fourths of the Railroad & Utility Products division’s net sales. Railroad products include items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and pilings used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products division operates 20 wood treating plants, one specialty trackwork facility, one co-generation facility and pole distribution yards located throughout the United States and Australasia. The Company’s network of plants is strategically located near timber supplies to enable it to access raw materials and service customers effectively. In addition, Koppers’ crosstie treating plants abut railroad customers’ track lines, and its pole distribution yards are typically located near Koppers’ utility customers.

The Railroad & Utility Products division’s largest customer base is the Class 1 railroad market, which buys 73% of all crossties produced in the United States. Koppers has also been expanding key relationships with the approximately 550 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 17 million replacement crossties purchased during 2002. The Company currently has contracts with six of the seven North American Class 1 railroads and has enjoyed long-standing relationships, some of more than 50 years, with this important customer base. These relationships, coupled with a growing interest on the part of railroads to outsource non-core activities and consolidate their supplier base, have enabled the Company to position itself for growth by offering certain products and services to railroads at a cost lower than the railroads’ internal cost. Such new services include assembling track sections and affixing fastening devices at the treating plant rather than field locations; fabricating specialty track items such as turnouts; and disposing of discarded ties in an environmentally safe manner in high temperature boilers. In 2002 and 2001 approximately 8% and 9%, respectively, of Railroad & Utility Products’ net sales were derived from these types of services to railroads. The Company intends to capitalize on its relationships with railroads by expanding its current service offerings, including track panels, specialty track components and railroad tie disposal.

Historically, investment trends in track maintenance by domestic railroads have been linked to general economic conditions in the country. During recessions, the railroads have typically deferred track maintenance until economic conditions improve. Recently, however, the Class 1 railroads have increased their spending on track maintenance, which has caused an increase in demand for railroad crossties. The increased maintenance during a recessionary cycle can be partially attributed to merger activities that resulted in deferrals of track maintenance over the past few years. Management believes this increase in demand will continue for the near term.

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 62% of a finished crosstie’s cost, fluctuate with the demand from competing hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Normally, raw material price fluctuations are passed through to the customer according to the terms of the applicable contract. Weather conditions can be a factor in the supply of raw material, as unusually wet conditions may make it difficult to harvest timber.

In the United States, hardwood lumber is procured by the division from hundreds of small sawmills throughout the northeastern, midwestern, and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of the division’s twelve crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of Koppers’ Carbon Materials & Chemicals division.

The Company’s top ten Railroad & Utility Products accounts comprised approximately 69%, 65% and 63% of Railroad & Utility Products’ net sales for 2002, 2001 and 2000, respectively, and are serviced through long-term contracts ranging from one to five years on a requirements basis. Koppers’ sales to the railroad industry are coordinated through its office in Pittsburgh, Pennsylvania. The Company has one principal national competitor in the railroad products market; this competitor has recently announced that it is exiting the wood treating business. There are also several principal regional competitors in this market.

The Company believes that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete crossties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, the Company acquired a 50% partnership interest in KSA Limited Partnership (“KSA”), a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 2002, an estimated 0.6 million concrete crossties, or 5% of total tie insertions, were installed by Class 1 railroads. The Company believes that concrete crossties will continue to command approximately this level of market share. KSA produced approximately 140,000 concrete crossties in 2002, or 23% of the United States estimated concrete tie market. While the cost of material and installation of a concrete crosstie is much higher than that of a wood tie, the average lives of wood and concrete crossties are similar, although concrete generally performs better in high weight bearing, high traffic areas and is attractive to railroads for these purposes.

Utility poles are produced mainly from softwoods such as pine and fir in the United States and from hardwoods of the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of the Company’s pole-peeling facilities. While crossties are treated exclusively with creosote, the Company treats poles with a variety of preservatives including pentachlorophenol (“Penta”), CCA, creosote and antisapstains.

In the United States the market for utility pole products is characterized by a large number of small, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically with over 200 investor-owned electric and telephone utilities and 2,800 smaller municipal utilities and Rural Electric Associations (“REAs”). Approximately 2.2 million poles are purchased annually in the United States, with a smaller market in Australia. In recent years the Company has seen its utility pole volumes decrease due to industry deregulation and its impact on maintenance programs. The Company expects demand for utility poles to remain at low levels. In Australia, the Company markets its products primarily to the utility, agricultural, landscape and vineyard markets.

Pole products accounted for approximately 18%, 20% and 20% of Railroad & Utility Products’ net sales in 2002, 2001 and 2000, respectively. The Company has three principal competitors in the utility products market. There are few barriers to entry in the utility products market, which consists of regional wood treating companies operating small to medium size plants and serving local markets.

Due to deteriorating market conditions resulting in increasing operating losses over the past several years, in February 2001 the Company’s Board of Directors approved the closure of the utility pole facility and adjacent cogeneration facility located in Feather River, California (“Feather River”) effective March 31, 2001. This closure resulted in total charges to earnings in 2001 of $4.6 million, which included $1.3 million of operating expenses. At December 31, 2002 closure of the facility has been completed, the land has been sold, and there are no remaining reserves.

Equity Investments and Related Parties

Domestic Joint Venture: KSA

KSA, located in Portsmouth, Ohio, produces concrete crossties, a complementary product to the Company’s treated wood crosstie business. Other interests are held by Sherman International Corp. (24%), Abetong America, Inc. (24%) and Sherman Abetong, Inc. (2%). KSA entered into a contract with its major customer in 2000 to supply a minimum of 450,000 concrete ties over a period of five years. KSA also provides concrete turnouts, used in rail traffic switching, and used crosstie rehabilitation.

Foreign Joint Venture: Koppers China

In 1999 the Company entered into a joint venture agreement with TISCO to rehabilitate and operate a tar distillation facility in China. Koppers China is 60% owned by the Company and began production of coal tar products in 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters.”

Research and Development

As of December 31, 2002, the Company had eleven full-time employees engaged in research and development and technical service activities. The Company’s research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote. The Company believes the research and technical efforts provided in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 2002, 2001 and 2000 were $2.9 million, $2.7 million and $2.5 million, respectively.

Technology and Licensing

In 1988, Koppers acquired certain assets from Old Koppers including the patents, patent applications, trademarks, copyrights, transferable licenses, inventories, trade secrets, and proprietary processes used in the businesses acquired. The most important trademark acquired was the name “Koppers.” The association of the name with the chemical, building, wood preservation and coke industries is beneficial to the Company, as it represents longstanding, high-quality products.

Environmental Matters

The Company’s operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emissions of substances into the air, as well as various health and safety matters (collectively, “Environmental Laws”). Environmental Laws are subject to frequent amendment and have historically become more stringent. Failure to comply with Environmental Laws can result in significant civil penalties, criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company could be subject to suit by third parties in connection with alleged violations of or liability under Environmental Laws.

For the last three years, the Company’s annual capital expenditures for environmental matters averaged approximately $6 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $9 million. The Company currently estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $10 million for 2003. The Company believes that it will have continuing significant expenditures associated with compliance with Environmental Laws and, to the extent not covered by insurance or available recoveries under third party indemnification arrangements, for present and future remediation efforts at waste and plant sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters”.

Employees and Employee Relations

As of December 31, 2002, the Company employed 700 salaried employees and 1,357 non-salaried employees. Listed below is a breakdown of employees by business segment, including administration.

Division	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	362	620	982
Railroad & Utility Products	248	737	985
Administration	90	0	90

Total Employees	700	1,357	2,057

Of the Company’s employees, approximately 54% are represented by 24 different unions and covered under numerous labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with more than 300 employees. Another significant affiliation is the Paper, Allied-Industrial, Chemical & Energy Workers’ International Union, with more than 170 employees at four facilities. Labor contracts expiring in 2003 cover approximately 12% of total employees.

ITEM 2. Properties

The principal fixed assets of the Company consist of its production, treatment, and storage facilities and its transportation and plant vehicles. Its production facilities consist of 18 Carbon Materials & Chemicals facilities and 21 Railroad & Utility

Products facilities. See “Business—Carbon Materials & Chemicals,” and “Business—Railroad & Utility Products.” As of December 31, 2002 the net book value of vehicles, machinery and equipment represented approximately 31% of the Company’s total assets, as reflected in its consolidated balance sheet. The following chart sets forth information regarding the Company’s facilities:

Segment/Primary Product Line	Location	Acreage	Description of Property Interest
Carbon Materials & Chemicals
Wood Preservation Chemicals	Auckland, New Zealand	1.3	Leased
Carbon Pitch	Clairton, Pennsylvania	17	Owned
Carbon Pitch, Creosote, Naphthalene	Pt. Clarence, England	120	Owned
Wood Preservation Chemicals	Lautoka, Fiji	.7	Owned
Carbon Pitch	Follansbee, West Virginia	32	Owned
Carbon Black	Kurnell, New South Wales, Australia	20	Leased
Carbon Pitch	Mayfield, New South Wales, Australia	26	Owned
Furnace Coke	Monessen, Pennsylvania	45	Owned
Carbon Pitch	Nyborg, Denmark	36	26 Owned, 10 Leased
Wood Preservation Chemicals	Penang, Malaysia	3	Leased
Carbon Pitch	Portland, Oregon	6	Leased
Carbon Pitch	Portland, Victoria, Australia	1.1	Leased
Carbon Pitch	Scunthorpe, England	27	Owned
Wood Preservation Chemicals	Port Shepstone, South Africa	.6	Leased
Carbon Pitch, PAA	Stickney, Illinois	38	Owned
PAA	Totten, England	1	Owned
Wood Preservation Chemicals	Trentham, Victoria, Australia	24	Owned
Carbon Pitch	Woodward, Alabama	23	Owned
Railroad & Utility Products
Prefabricated Rail Sections	Alorton, Illinois	12.2	5.6 Owned, 6.6 Leased
Utility Poles, Railroad Crossties	Bunbury, Western Australia	26	Owned
Utility Poles, Railroad Crossties	Denver, Colorado	64	Owned
Utility Poles, Railroad Crossties	Florence, South Carolina	200	Owned
Utility Poles	Gainesville, Florida	86	Owned
Railroad Crossties	Galesburg, Illinois	125	Leased
Utility Poles	Grafton, New South Wales, Australia	100	Owned
Railroad Crossties	Green Spring, West Virginia	98	Owned
Utility Poles, Railroad Crossties	Grenada, Mississippi	154	Owned
Railroad Crossties	Guthrie, Kentucky	122	Owned
Pine Products	Hume, Australia Capital Territory	5	99 Year Lease
Utility Poles	Logansport, Louisiana	30	Owned
Utility Poles	Longford, Tasmania	16.5	Owned
Railroad Crossties	Montgomery, Alabama	84	Owned
Railroad Crossties	N. Little Rock, Arkansas	148	Owned
Railroad Crossties	Roanoke, Virginia	91	Owned
Railroad Crossties	Somerville, Texas	244	Owned
Railroad Crossties	Superior, Wisconsin	120	Owned
Railroad Crossties	Susquehanna, Pennsylvania	109	Owned
Pine Products	Takura, Queensland, Australia	75	Leased
Utility Poles	Thornton, New South Wales, Australia	15	Owned

The Company’s corporate offices are located in approximately 60,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania. The office space is leased from Axiom Real Estate Management, Inc. with the lease term expiring on December 31, 2010.

ITEM 3. Legal Proceedings

The Company is involved in litigation and various proceedings relating to environmental laws and regulations and toxic tort matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters.”

Government Investigation

On December 4, 2002 European Commission representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning tar pitch, creosote and naphthalene. The United States Department of Justice also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the European Commission and the United States Department of Justice. As a result of such cooperation, in February 2003 the European Commission granted the Company’s request for exemption from penalties for any infringement that the Commission may find as a result of its investigation concerning tar pitch. The exemption from the Commission was granted upon certain conditions, including the continued cooperation of the Company with the Commission. The Company is currently unable to determine the outcome of the investigation. There can be no assurance that the outcome of this matter will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

The Company is involved in various other proceedings incidental to the ordinary conduct of its business. The Company believes that none of these other proceedings will have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fourth quarter of 2002.

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Currently, there is no public trading market for the Company’s common stock. At December 31, 2002 the Company had 1.1 million shares of common stock outstanding. Of the total, 0.9 million shares of common stock were owned by approximately 160 individuals consisting of officers, directors, and current and former employees of the Company (collectively, the “Management Investors”), with the remainder owned by the Company’s 401(k) plan. The terms and conditions of ownership, including voting rights and dividends, are governed by the Restated Articles of Incorporation of the Company and the stockholders’ agreement by and among the Company, Saratoga Partners III, L.P. (“Saratoga”), and the Management Investors, dated as of December 1, 1997 (as amended, the “Stockholders’ Agreement”). See “Stockholders’ Agreement.”

Each share of common stock has an equal and ratable right to receive dividends to be paid from the Company’s assets legally available therefor when, as, and if declared by the Board of Directors. The declaration and payment of dividends on the common stock are subject to (i) the Company’s credit and loan agreements; (ii) the provisions of the indenture which governs the Company’s 9 7/8% Senior Subordinated Notes due 2007 (the “Subordinated Notes”); (iii) the supermajority vote requirements of the Stockholders’ Agreement; and (iv) the provisions of any series of preferred stock, including the senior convertible preferred stock (“preferred stock”) held by Saratoga which may at the time be outstanding. In 2002 and 2001 the Company paid cash dividends of $2.85 and $4.00 per share, respectively, to all holders of common and preferred stock.

Stockholders’ Agreement

The Company is a party to the Stockholders’ Agreement. The Management Investors are a group of approximately 160 individual stockholders with various ownership interests in the common stock and collectively comprising approximately 80% of the total outstanding shares of the common stock of the Company. The remaining 20% is held indirectly by approximately 400 current employees through the Company’s 401(k) plan. Each Management Investor is an officer, director, or current or former employee of either Koppers or one of its subsidiaries. Pursuant to the Stockholders’ Agreement, each of the Management Investors has appointed Walter W. Turner as the representative (“Representative”) of the Management Investors and granted to the Representative an irrevocable proxy for the term of the Stockholders’ Agreement to vote all their shares. During 2002 the Company redeemed all retiree shares held by the 401(k) plan and has established a policy of redeeming all such shares when an employee leaves the Company.

The Stockholders’ Agreement sets forth supermajority voting requirements for the Board of Directors for certain matters, including the issuance of additional stock, mergers, consolidations, acquisitions, significant asset sales, and the incurrence of material indebtedness. Saratoga is entitled to nominate a majority of the Board of Directors. The Stockholders’ Agreement requires the Company to redeem shares upon a Management Investor’s ceasing for any reason to be employed by the Company.

As of December 31, 2002, Koppers was obligated to purchase approximately 0.25 million shares of common stock from Management Investors based on currently available information.

ITEM 6. Selected Financial Data

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In millions except shares figures)
Income Statement Data:
Net sales	$730.3	$707.6	$723.5	$664.1	$670.6
Cost of sales	613.3	585.3	598.8	548.9	553.5
Depreciation and amortization (1)	28.7	30.4	30.0	27.1	30.6
Selling, general and administrative	44.0	46.3	45.4	37.4	39.9
Restructuring charges (2)	—	3.3	—	—	(1.0)

Operating profit	44.3	42.3	49.3	50.7	47.6
Equity in earnings of affiliates	—	0.3	2.2	1.7	2.4
Other income (3)	9.8	8.2	8.6	0.8	—
Interest expense	22.9	24.5	28.0	28.1	29.7

Income before income tax provision (benefit),and minority interest	31.2	26.3	32.1	25.1	20.3
Income tax provision (benefit) (4)	13.8	12.1	16.6	0.2	(0.3)
Minority interest	0.9	0.9	0.8	0.7	0.5

Net income	16.5	13.3	14.7	24.2	20.1
Preferred dividends	6.5	9.1	—	—	—

Net income to common stock	$10.0	$4.2	$14.7	$24.2	$20.1
Earnings per share of common stock:
Basic earnings per share	$8.61	$3.15	$10.64	$16.70	$12.64

Diluted earnings per share	$4.72	$3.15	$3.83	$6.23	$4.85

Balance Sheet Data (end of period):
Working capital	$63.5	$89.2	$107.4	$97.3	$104.9
Total assets	463.8	455.2	483.9	477.7	477.6
Total debt	261.7	269.0	291.5	309.8	332.7
Common stock subject to redemption (5)	23.1	22.3	30.9	25.6	16.0
Common equity	4.6	2.8	8.5	12.9	1.9
Other Data:
Cash dividends per common share	$2.85	$4.00	$—	$—	$—
Capital expenditures	19.7	14.6	14.8	22.5	20.2
Acquisitions and related capital expenditures (6)	—	6.4	15.3	1.7	2.6

(1)	The 2002 amount does not include goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill amortization amounted to $1.5 million, $1.3 million, $1.5 million and $1.2 million for 2001, 2000, 1999 and 1998, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Impact of Recently Issued Accounting Standards”.

(2)	The 2001 charges were related to the closure of Feather River. See Note 2 of the Notes to Consolidated Financial Statements of the Company. In 1998, approximately $1.0 million of plant closing reserves were credited to income as the result of a negotiated reduction in a contractual penalty obligation related to the Feather River cogeneration facility.

(3)	Other income consists of proceeds from the monetization of tax credits from the Monessen Facility based on coke production and sales. See Note 6 of the Notes to Consolidated Financial Statements of the Company.

(4)	In December 1999 the Company entered into an agreement with a third party to transfer substantially all of the energy tax credits from the Monessen Facility for cash. See Note 6 of the Notes to Consolidated Financial Statements of the Company.

(5)	Represents the amount necessary to redeem stock held by Management Investors upon termination of their employment with the Company pursuant to the Stockholders’ Agreement. See Note 4 of the Notes to Consolidated Financial Statements of the Company.

(6)	Significant acquisitions include the purchase of the remaining 50% of the Company’s equity ownership in the European operations of Tarconord A/S (“Tarconord”, now known as “Koppers Europe”) in May 2000.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain written and oral statements made from time to time by Koppers in the Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. Koppers is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from forward-looking statements.

Results of Operations

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
Net sales (In millions):
Carbon Materials & Chemicals	$403.0	$419.7	$421.3
Railroad & Utility Products	327.3	287.9	302.2

Total	$730.3	$707.6	$723.5

Segment sales as percent of total net sales:
Carbon Materials & Chemicals	55.2%	59.3%	58.2%
Railroad & Utility Products	44.8%	40.7%	41.8%

Total	100.0%	100.0%	100.0%
Gross margin by segment (after depreciation and amortization):
Carbon Materials & Chemicals	14.6%	15.3%	15.8%
Railroad & Utility Products	9.6%	10.2%	9.6%

Total	12.1%	13.0%	13.1%
Operating margin by segment:
Carbon Materials & Chemicals	7.3%	7.7%	8.6%
Railroad & Utility Products	5.2%	4.1%	4.6%

Total	6.1%	6.0%	6.8%

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001.

Net Sales. Net sales for the year ended December 31, 2002 were higher than 2001 as higher sales for Railroad & Utility Products more than offset lower sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals decreased due to lower volumes and pricing for PAA and lower volumes for carbon pitch in the United States. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to increases in volumes for railroad crossties.

Gross Margin after Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased for both segments. Gross margin for Carbon Materials & Chemicals decreased primarily as a result of lower volumes and pricing for PAA and lower volumes for carbon pitch in the United States. Gross margin for Railroad & Utility Products decreased due primarily to the settlement of a lawsuit related to environmental matters. See “Environmental and Other Matters”.

Depreciation and Amortization. Depreciation and amortization for 2002 decreased compared to the prior year due primarily to the non-amortization of goodwill in 2002 pursuant to Financial Accounting Standards No. 141 and 142. See “Impact of Recently Issued Accounting Standards”.

Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales decreased as a result of lower bad debt expense due to the bankruptcy of a significant customer in 2001 and also as a result of improved cost control as compared to the prior year.

Equity in Earnings of Affiliates. Equity earnings for 2002 were lower than the prior year due primarily to depreciation charges incurred for Koppers China.

Other income. Other income consists of the energy tax credits as a result of the Monessen Transaction. The increase for 2002 was due to an increase in sales as a result of liquidating inventory that was produced in 2001.

Income Taxes. The Company’s effective income tax rate for the year ended December 31, 2002 decreased due primarily to an increase in domestic pre-tax earnings, which resulted in a reduction in foreign tax expense as a percentage of total taxes.

Net Income. Net income for 2002 compared to the same period last year increased due to a reduction in bad debt expense and an increase in other income.

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

Income Taxes. The Company’s effective income tax rate for the year ended December 31, 2001 decreased due primarily to the existence of non-deductible losses in 2000.

Net Income. Net income for 2001 compared to the same period last year decreased primarily due to the recession in manufacturing in the United States.

Liquidity and Capital Resources

The Company’s liquidity needs are primarily for debt service, capital maintenance and acquisitions. The Company believes that its cash flows from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company’s expenditures and service its indebtedness, the Company would be required to raise additional funds. The Company is currently in the process of negotiating with various financial institutions to obtain new financing for the expiring portions of its bank debt during 2003.

As of December 31, 2002 the Company had $9.5 million of cash and cash equivalents and $34.3 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of December 31, 2002, $12.7 million of commitments were utilized by outstanding standby letters of credit.

Substantially all of the Company’s assets, including the assets of significant subsidiaries other than the Danish operations of Koppers Europe, are pledged as collateral for the Company’s credit facilities. The credit facilities contain certain covenants that limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

Cash provided by operating activities decreased in 2002 as working capital excluding debt was relatively unchanged; cash provided by operating activities in 2001 had increased from 2000 due primarily to a lower balance in accounts receivable as compared to the prior year.

Capital expenditures excluding acquisitions increased as many projects that had been delayed were started or completed. For fiscal year 2003 the Company anticipates capital expenditures of $22.9 million excluding acquisitions. This amount includes environmental capital expenditures of approximately $10 million, with the remainder for capital maintenance and improvements. The Company expects to finance 2003 capital expenditures primarily through cash flows generated from operations. The Company’s projection of 2003 capital expenditures is based on a continuation of the Company’s program to maintain and modernize existing manufacturing capacity and to comply with existing environmental regulations. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or changes in environmental requirements, or lower in the event of inadequate cash flows from operations.

Cash used for financing activities in 2002 was comprised of term debt repayments of $30.4 million ($6.9 million of which was unscheduled repayment), $9.8 million of dividends and $6.2 million of common stock redemptions. Approximately $22 million of net revolver borrowings were necessary to maintain working capital levels. Cash used for financing activities in 2001 was due to term debt repayments of $21.1 million ($6.8 million of which was unscheduled repayment), along with dividend and stock payments totaling $20.5 million.

Restructuring Charges. In February 2001 the Company’s Board of Directors approved the closure of the utility pole facility located in Feather River, California effective March 31, 2001. This resulted in a charge of $3.3 million in the first quarter of 2001. At December 31, 2002 closure of the facility has been completed and there are no remaining reserves.

Pension Expense and Funding. Due primarily to depressed equity securities markets for the last several years, the Company anticipates a significant increase in its level of required pension contributions beginning in 2004, after estimated contributions of approximately $6 million in 2003. Additionally, pension expense is expected to increase by $3 million to $4 million in 2003.

Dividends. In 2002 the Company paid a dividend in the amount of $9.8 million to common and preferred shareholders. The Company is limited by its current lending covenants regarding the payment of dividends. For 2003 under existing credit agreements this limitation is approximately $5 million.

Operating Lease Commitments. Commitments during the next five years under operating leases aggregate to approximately $64 million, ranging from $21.1 million in 2003 to $6.5 million in 2007.

Government Investigation. On December 4, 2002 European Commission representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning tar pitch, creosote and naphthalene. The United States Department of Justice also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the European Commission and the United States Department of Justice. As a result of such cooperation, in February 2003 the European Commission granted the Company’s request for exemption from penalties for any infringement that the Commission may find as a result of its investigation concerning tar pitch. The exemption from the Commission was granted upon certain conditions, including the continued cooperation of the Company with the Commission. The Company is currently unable to determine the outcome of the investigation. There can be no assurance that the outcome of this matter will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

Stock Redemptions. In 2003, anticipated stock redemptions for retirees total $4.0 million.

Impact of Deferred Taxes. Based on the Company’s earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on the Consolidated Balance Sheet at December 31, 2002 are realizable.

Foreign Operations and Foreign Currency Transactions. The Company is subject to foreign currency translation fluctuations due to its foreign operations. Exchange rate fluctuations in 2002 resulted in an increase to comprehensive income of $9.7 million, while exchange rate fluctuations in 2001 and 2000 resulted in charges to comprehensive income of $4.2 million and $11.2 million, respectively.

Seasonality; Effects of Weather. The Company’s quarterly operating results fluctuate due to a variety of factors that are outside Koppers’ control, including inclement weather conditions, which in the past have affected operating results. Operations at several of Koppers’ facilities have been halted for short periods of time during the winter months. Moreover, demand for some of

Koppers’ products declines during periods of inclement weather. As a result of the foregoing, the Company anticipates that it may experience material fluctuations in quarterly operating results.

Schedule of Certain Contractual Obligations

The following table details the future projected payments for the Company’s significant contractual obligations.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Long Term Debt	$261.7	$53.1	$33.6	$175.0	$—
Operating Leases	78.7	21.1	29.1	13.7	14.8
Total Contractual Cash Obligations	$340.4	$74.2	$62.7	$188.7	$14.8

Schedule of Certain Other Commercial Commitments

The following table details the future projected payments for the Company’s significant other commercial commitments.

Other Commercial Commitments

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Lines of Credit (Unused)	$56.0	$56.0	$—	$—	$—
Standby Letters of Credit	12.7	12.7	—	—	—
Guarantees	1.5	—	1.5	—	—
Total Commercial Commitments	$70.2	$68.7	$1.5	$—	$—

Critical Accounting Policies

Revenue Recognition. The Company recognizes revenue from product sales at the time of shipment and when title passes to the customer. Service revenue is recognized at the time the service is provided. Shipping and handling costs are included as a component of net sales and amounted to $50.1 million, $49.3 million and $49.1 million in 2002, 2001 and 2000, respectively.

Inventories. In the United States, Carbon Materials & Chemicals (excluding furnace coke) and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 59% and 55% of the first-in, first-out (“FIFO”) inventory value at December 31, 2002 and 2001, respectively.

Accrued Insurance. The Company is insured for property, casualty and workers’ compensation insurance up to various stop loss amounts after meeting required retention levels. Losses are accrued based upon the Company’s estimates of the liability for the related retentions for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

Accounts Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to Koppers, a specific reserve for bad debts is recorded against amounts due. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Environmental Liabilities. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2002 and 2001 were approximately $12.3 million and $12.6 million, respectively, which includes provisions for fines, soil remediation and the cleaning and disposal of residues from tanks and tank cars.

Asset Impairment. The Company measures asset impairment based upon the applicable accounting guidance. The cash flows models used in the Company’s impairment analysis are consistent with the Company’s internal projections.

Impact of Recently Issued Accounting Standards

In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of approximately $0.8 million for the year ended December 31, 2002. The effect on basic and diluted earnings per share was $0.70 and $0.23, respectively. If Statement No. 142 had been adopted January 1, 2000 the increase to net income, basic earnings per share and diluted earnings per share would have been $0.8 million, $0.60 and $0.60, respectively, for 2001 and $0.7 million, $0.46 and $0.17, respectively, for 2000. During 2002 the Company performed the required impairment tests of goodwill as of January 1, 2002 and October 31, 2002 and has determined that there is no impairment.

In July 2001 the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The Company believes the adoption of this statement will result in a cumulative effect adjustment to net income in the first quarter of 2003 ranging from $15 million to $25 million.

In October 2001 the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company has performed an analysis and determined that the adoption of this Statement had no effect on the earnings or financial position of the Company.

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

In December 2002 the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Statement 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted Statement No. 148 as of December 31, 2002 and has complied with the new disclosure requirements.

In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. No additional matters were identified for disclosure. The Company does not expect that the adoption of FIN No. 45 will have a material impact on its financial position, cash flows or results of operations.

In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial position, cash flows or results of operations.

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

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company’s inception on December 28, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world’s largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms by which Beazer East is to indemnify Koppers with regard to environmental claims or environmental cleanup liabilities and imposes certain conditions on the Company before receiving such indemnification. The Company believes that it has taken appropriate steps to satisfy all of such conditions, but Beazer East may elect to challenge the Company’s compliance with such conditions.

Five sites owned and/or operated by Koppers are listed on the National Priorities List (“NPL”) promulgated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). The sites include the recently closed Feather River; the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many Koppers sites are or have been operated under Resource Conservation and Recovery Act (“RCRA”) permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the environmental remediation portion of the Indemnity have averaged approximately $8 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fails to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

Green Spring

The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX Transportation, Inc. (“CSX”) arising from the operation of the Company’s wood treating facility in Green Spring, West Virginia (“Green Spring”). A trial of the claims of eight “test” plaintiffs began on March 11, 2002. As a result of the Company’s motion for summary judgment filed before the commencement of the trial and the Company’s motion for a directed verdict during the trial, the court found the claims against the Company to be without merit and dismissed all such claims. The Court entered final judgment for the Company on June 25, 2002. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988. The final judgment in favor of the Company was not appealed by the eight “test” plaintiffs.

Although the claims of the eight “test” plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002 the jury returned its verdict in the trial of the claims of the eight “test” plaintiffs. The jury found in favor of Beazer East and CSX with respect to the claims of four of the eight “test” plaintiffs relating to medical monitoring. With regard to the remaining four plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX filed various post-trial motions in connection with the trial, and the presiding judge denied all motions other than that Beazer East and CSX had operated the facility as a joint venture. The parties have the right to appeal these rulings. In addition, the plaintiffs have asked the judge to certify certain of her rulings to the West Virginia Supreme Court for an appeal.

The claims of the remaining plaintiffs (approximately 85) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003 the Court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial is scheduled for July 2003. Plaintiffs are current and former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs’ allegations against the defendants include personal injuries and property damage related to the operation of Green Spring from the mid-1940’s through 1992. As a result of previous litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East’s obligations to the Company under the Indemnity in connection with the litigation involving Green Spring. There can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

North Little Rock

The Company and other defendants were sued in a toxic tort action arising from the operation of the Company’s wood treating facility in North Little Rock, Arkansas (“North Little Rock”). Plaintiffs’ allegations included personal injuries and property damage relating to the operation of North Little Rock. The trial began on January 29, 2002 and continued until February 9, 2002, at which time the case was settled by the Company for an amount substantially below plaintiffs’ pre-trial settlement demand and was expensed in the first quarter of 2002. The settlement included a release of all claims pending by the plaintiffs against the Company in connection with the operation of North Little Rock.

Grenada

The Company and other defendants including Beazer East, Illinois Central Railroad and Heatcraft, Inc. have been named in four toxic tort lawsuits in the state of Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water, groundwater and air emissions from Grenada and the Heatcraft facility. Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries. Although the Company intends to vigorously defend this case, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

Other Environmental Matters

In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over three years. If the terms of the civil settlement agreement change, there can be no assurance that this would not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA. The government and the Company subsequently entered into a plea agreement which provides, among other things, for the payment by the Company of a $2.1 million fine payable to EPA over three years and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust over three years. The Company’s plea was entered in August 2002 and the sentencing of the Company occurred in December 2002. At the sentencing, the Court, among other things, approved the terms of the plea agreement previously negotiated between the Company and EPA. The first payments, totaling $1.0 million, were made in December 2002.

The required settlements related to the Clean Water Act and the Woodward Coke investigation have been accrued by the Company as of December 31, 2002.

Other Matters

There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. However, in 2000 the Company’s largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. Although management does not believe that this alternative technology will be developed and used widely within the next five years, the potential development and implementation of this new technology could seriously impair the Company’s ability to profitably market carbon pitch and related co-products. Over 75% of Koppers’ carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to four years.

Global restructuring in the electrode and aluminum markets during the past several years has resulted in reduced volumes of carbon pitch in domestic markets. Because of the Clean Air Act Amendments and other environmental laws, future coal tar availability from domestic coke production is expected to decline. Management believes that the Company’s ability to source coal tar and carbon pitch from overseas markets through its foreign operations, as well as its research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

Koppers’ price realizations and profit margins for PAA have historically fluctuated with the price of orthoxylene and its relationship to Koppers’ cost to produce naphthalene; however, due to excess supplies of PAA during the past several years, margins did not change proportionally despite high levels for orthoxylene prices. Management does not expect market conditions for PAA to improve significantly in 2003.

In 1999 the Company entered into a joint venture agreement with TISCO to rehabilitate and operate a tar distillation facility in China. The joint venture agreement also includes a tar supply contract with TISCO, which will serve to ensure the long-term supply of coal tar products in its Australasian markets. Koppers has participated in the international marketing of carbon pitch products for the joint venture. Koppers China is 60% owned by the Company and began production of coal tar products in 2001. Contributions of cash, engineering services and acquisition costs for the joint venture total $10.5 million to date.

In June 2001 the Company entered into an agreement with TISCO whereby TISCO assumed control of Koppers China through December 31, 2003. During this period TISCO bears all responsibility for the operations and management of the facility, as well as the net income or loss, except for Koppers’ pro rata share of depreciation, amortization and income taxes of the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China. TISCO has guaranteed a bank loan of Koppers China; the Company has issued a cross guarantee to TISCO in the amount of approximately $1.5 million, representing 60% of the loan amount.

An integrated steel company is the only customer for the Company’s furnace coke, with a contract to take 100% of the Company’s coke production in 2003. Due to the difficulties in the domestic steel industry, coupled with the low pricing of domestic coke largely as a result of imports, the Company continues to review its strategic alternatives for the coke business.

Over the last several years, utility pole demand has dropped as utilities in the United States and Australia have reduced spending due to competitive pressures arising from deregulation. It is expected that deregulation will continue to negatively affect both new and replacement pole installation markets.

ITEM 7a. Market Risk

Like other global companies, Koppers is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The objective of financial risk management at Koppers is to minimize the negative impact of interest rate and foreign exchange rate fluctuations on the Company’s earnings, cash flows and equity.

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

As required by the Securities and Exchange Commission rules, the following analyses present the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2002 and 2001. The range of changes chosen for these analyses reflect the Company’s view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact the Company’s business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt obligations. As described in Note 3 of the Notes to Consolidated Financial Statements of the Company, the Company has both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs.

At December 31, 2002 the Company had $179.1 million of fixed rate debt and $82.6 million of variable rate debt, reflecting the Company’s strategy of maintaining variable rate debt at 25% to 50% of total debt. At December 31, 2001 the Company had $191.1 million of fixed rate debt and $77.9 million of variable rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates) a one percentage point decrease in interest rates at December 31, 2002 and 2001 would increase the unrealized fair market value of the fixed rate debt by approximately $10.5 million and $11.2 million, respectively. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $0.8 million, holding other variables constant.

Exchange Rate Sensitivity Analysis. The Company’s exchange rate exposures result primarily from its investment and ongoing operations in Australia, Denmark and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on earnings of the Company, based on actual earnings from foreign operations in 2002 and 2001, would be reductions of approximately $1.5 million and $0.8 million, respectively.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 26 and are listed in Item 15 hereof.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

ITEM 10. Directors and Executive Officers of the Registrant

The following table sets forth the names and ages of the executive officers and Directors of the Company as of January 31, 2003 and the positions that they hold. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position with the Company
Robert Cizik	71	Non-Executive Chairman and Director
Walter W. Turner	56	President and Chief Executive Officer and Director
Clayton A. Sweeney	71	Director
Christian L. Oberbeck	42	Director
David M. Hillenbrand	55	Director
Donald E. Davis	46	Vice President and Chief Financial Officer
Steven R. Lacy	47	Vice President, Law and Human Resources and Secretary
Thomas D. Loadman	48	Vice President and General Manager, Railroad Products & Services
Kevin J. Fitzgerald	50	Vice President and General Manager, Carbon Materials & Chemicals
Ernest S. Bryon	57	Vice President, Australasian Operations
David Whittle	60	Vice President, European Operations
David T. Bryce	55	Vice President and General Manager, Utility & Construction Products
Mark McCormack	43	Vice President and General Manager, Global Marketing, Sales and Development Group for Carbon Materials & Chemicals
Randall D. Collins	50	Vice President, Safety, Health & Environmental Affairs and Risk Management and Assistant Secretary
Robert H. Wombles	51	Vice President, Technology
M. Claire Schaming	49	Treasurer and Assistant Secretary

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

Mr. Oberbeck has been a Director of Koppers since October 1997. Mr. Oberbeck is one of the founders of Saratoga Partners where he has been Managing Director since its formation as an independent entity in September 1998. Prior to that time Mr. Oberbeck was a Managing Director of Warburg Dillon Read Inc. and its predecessor entity Dillon, Read & Co. Inc. where he was responsible for the management of the Saratoga funds. Mr. Oberbeck is also a Director of EUR Systems, Inc., NAT, Inc., Scovill Fasteners Inc. and Wireless Services Holding Corporation.

Dr. Hillenbrand was elected as a Director of Koppers in February 1999. Dr. Hillenbrand became Executive Vice President, Bayer Polymers, Bayer AG in July 2002 following eight years as President and Chief Executive Officer of Bayer, Inc. Prior to 1994, Dr. Hillenbrand was Senior Vice President and Elkhart General Site Manager, Miles Inc. (now Bayer Corporation). In that position, he was responsible for the administration services and operations at Bayer’s largest North American site, which included chemical manufacturing facilities.

Mr. Davis was elected Vice President and Chief Financial Officer of Koppers in November 1994. Mr. Davis had been General Manager of Koppers’ Recovery Resources Group from June 1992 to March 1996 and served as Treasurer from 1988 until 1992. He is also a Director of Koppers Arch (formerly Koppers-Hickson). Mr. Davis is a certified public accountant.

Mr. Lacy was elected Vice President, Law and Human Resources and Secretary in July 2002. Mr. Lacy had been elected Vice President, General Counsel and Corporate Secretary in July 2001. Mr. Lacy had worked in the corporate legal department for Wheeling-Pittsburgh Steel Corporation from July 1998 through November 2000, most recently as Vice President, General Counsel and Secretary. Prior to that time, he was employed by the Bethlehem Lukens Plate Division of Bethlehem Steel Corporation as Division Counsel.

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

Mr. Bryon was elected Vice President, Australasian Operations on October 1, 1998. Mr. Bryon had served as General Manager of Koppers Coal Tar Products Pty. Ltd. (a subsidiary of Koppers Australia) since 1993. Mr. Bryon is a Director of Koppers Arch and Koppers China.

Dr. Whittle was elected Vice President, European Operations in May 2000. Dr. Whittle had served as Managing Director of the United Kingdom operations of Tarconord since the acquisition of Bitmac, Ltd. by Tarconord in 1996. From 1986 until 1996 Dr. Whittle had been Managing Director and Chief Executive Officer of Bitmac Ltd. Dr. Whittle is active in industry associations and has served as president of the International Tar Association and Lincolnshire Iron & Steel Institute, and was until recently president of the Coke Oven Managers’ Association.

Mr. Bryce was elected Vice President and General Manager, Utility & Construction Products, in February 2002, and had held this position since March 2001 when he joined Koppers. Prior to joining Koppers, Mr. Bryce was president of Atlantic Wood Industries, Inc. from 1994 until 2000. Mr. Bryce is a member of the American Wood Preserves Association.

Mr. McCormack was elected Vice President and General Manager, Global Marketing, Sales and Development Group, Carbon Materials & Chemicals, in February 2002. Mr. McCormack had been Vice President, Marketing and Corporate Development for Koppers Europe since January 2001 and was General Manager of Carbon Materials & Chemicals for Koppers Australia since 1998.

Mr. Collins was elected Vice President, Safety, Health and Environmental Affairs and Risk Management in November 1994, and had been Corporate Secretary from January 1989 until July 2001, at which time he was appointed as Assistant Secretary. His responsibilities include establishing policy and assuring regulatory compliance for environmental, safety and health matters.

Mr. Wombles joined Koppers in June 1997 at which time he was elected Vice President, Technology. Prior to joining Koppers, Mr. Wombles was Vice President, Research, Applications and Development for Ashland Petroleum Company. Mr. Wombles’ area of expertise is the chemistry and processing of high molecular weight hydrocarbons. He is the author of several technical publications in this area and has been granted ten United States patents in the area of hydrocarbon processing.

Ms. Schaming was elected Treasurer and Assistant Secretary in May 1992. Her previous position was Assistant Treasurer and Manager of Cash Operations. Ms. Schaming is a certified cash manager.

ITEM 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth information concerning the compensation for services in all capacities to the Company, including options and stock appreciation rights (“SARS”), for the years ended December 31, 2002, 2001 and 2000, of those persons who were at December 31, 2002 the current Chief Executive Officer and each of the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 2002 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)			Long-Term Compensation Awards (4)

(a)	(b)	(c)	(d)	(g)	(i)
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/SARS (#)	All Other Compensation (5)
Walter W. Turner President and Chief Executive Officer	2002 2001 2000	$381,250 363,720 352,440	$175,000 50,000 199,000	15,000 — 6,000	$133,259 165,143 49,647
Steven R. Lacy	2002	237,315	82,500	10,000	73,600
Vice President, Law and Human Resources	2001	88,523	30,000	—	84,048
And Secretary (2)
Donald E. Davis Vice President and Chief Financial Officer	2002 2001 2000	234,975 226,200 216,600	82,500 25,000 102,000	3,000 — 3,000	85,002 104,475 32,542
David Whittle	2002	209,880	145,890	—	22,264
Vice President, European Operations,	2001	192,240	147,000	—	16,458
Koppers Europe ApS (3)	2000	107,400	56,592	3,000	8,862
Thomas D. Loadman Vice President and General Manager, Railroad Products & Services	2002 2001 2000	196,140 189,420 181,200	72,809 45,252 52,258	3,000 — 2,000	71,849 87,939 28,266

(1)	Column (e) “Other Annual Compensation” has been omitted because there are no amounts to report. The aggregate amount of perquisites and other personal benefits for any Named Executive Officer does not exceed $50,000 or 10% of the total of annual salary and bonus for any such Named Executive Officer.
(2)	Consists of six months of salary for 2001.
(3)	Consists of seven months of salary for 2000.
(4)	Columns (f) “Restricted Stock Awards” and (h) “LTIP Payouts” have been omitted because there are no amounts to report.
(5)	With the exception of Dr. Whittle, all other compensation consists of regular and supplemental matches to the Company’s 401(k) plan and earned credit for the Company’s Supplemental Executive Retirement Plan (“SERP”). For Mr. Turner, 401(k) matches for 2002, 2001 and 2000 were $6,000, $5,154 and $4,654, respectively, and SERP credits for 2002, 2001 and 2000 were $127,259, $159,989 and $44,993, respectively. For Mr. Lacy, 401(k) matches for 2002 and 2001 were $6,000 and $2,987, respectively, and SERP credits for 2002 and 2001 were $67,600 and $81,061, respectively. For Mr. Davis, 401(k) matches for 2002, 2001 and 2000 were $6,000, $5,154 and $4,654, respectively, and SERP credits for 2002, 2001 and 2000 were $79,002, $99,321 and $27,888, respectively. For Mr. Loadman, 401(k) matches for 2002, 2001 and 2000 were $6,000, $5,154 and $4,654, respectively, and SERP credits for 2002, 2001 and 2000 were $65,849, $82,785 and $23,612, respectively. All other compensation for Dr. Whittle consists of automobile allowances.

Stock Options

The following table sets forth information regarding the grant of stock options during 2002.

Option/SAR Grants in Last Fiscal Year

	Individual Grants (1)
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value (2)
Name
Walter W. Turner	15,000	22.4%	$25.15	7/31/12	$54,300
Steven R. Lacy	10,000	14.9%	$25.15	7/31/12	36,200
Donald E. Davis	3,000	4.5%	$25.15	7/31/12	10,860
David Whittle	—	—	—	—	—
Thomas D. Loadman	3,000	4.5%	$25.15	7/31/12	10,860

(1)	Options become exercisable over a five-year period. Any unexercised options expire after ten years. The stock option price is equal to the fair value of a share of common stock at the grant date.
(2)	Option values reflect Black-Scholes model output for options. The assumptions used in the model were risk-free interest rate of 5%, dividend yield of 5%, volatility factor of .22, and an expected option life of five years.

Option Exercises and Fiscal Year-End Values

Shown below is information with respect to stock options exercised during 2002 and unexercised options at the end of the fiscal year under the Company’s stock option plans. There were no exercises of stock options by any of the Named Executive Officers during 2002. No SARS were granted to any of the Named Executive Officers and none of the Named Executive Officers held any unexercised SARS at the end of the fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

	Number of Securities Underlying Options/SARS Exercised		Number of Securities Underlying Unexercised Options/SARS at FY– End (#)		Value of Unexercised In-the-money Options/ SARS at FY-End ($) (1)
Name		Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Walter W. Turner	—	$—	7,200	21,600	$79,200	$115,350
Steven R. Lacy	—	—	—	10,000	—	38,500
Donald E. Davis	—	—	6,600	7,800	75,600	58,350
David Whittle	—	—	1,200	1,800	7,200	10,800
Thomas D. Loadman	—	—	22,900	7,200	340,067	54,750

(1)	The value of unexercised in-the-money options was calculated by subtracting the exercise price from the fair value as of December 31, 2002 as determined by the Board of Directors pursuant to the provisions of the Stockholders’ Agreement.

Benefit Plans

Pension Plan. All executive officers of the Company are covered by the Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (the “Salaried Plan”). The following table contains approximate retirement benefits payable under the Salaried Plan, assuming retirement at age 65, payments made on the straight-life annuity basis and no election of a co- annuitant option. Annual retirement benefits are computed at the rate of 1.2% of Terminal Salary (as defined below) not in excess of $16,000, plus 1.6% of Terminal Salary in excess of $16,000, all multiplied by years of Credited Service (as defined below). Terminal Salary is determined based on the average annual salary (defined as salary plus one half of any incentive payments) for the five highest consecutive years of the last ten years of credited service, or during all years of such credited service if less than five. Credited Service includes all accumulated service as a salaried employee of the Company except for any period of layoff or leave of absence. In 1998 the Company amended the Salaried Plan to provide a minimum pension equal to 1.2% of Terminal Salary multiplied by years of Credited Service up to 35 years reduced by any pension benefit paid by the pension plan of Old Koppers.

Estimated Annual Retirement Benefit Under the Salaried Retirement Plan

Terminal Salary	Years of Credited Service at Retirement
	5	10	15	20	25	30
$100,000	$7,680	$15,360	$23,040	$30,720	$38,400	$46,080
150,000	11,680	23,360	35,040	46,720	58,400	70,080
200,000	15,680	31,360	47,040	62,720	78,400	94,080
250,000	19,680	39,360	59,040	78,720	98,400	118,080
300,000	23,680	47,360	71,040	94,720	118,400	142,080
350,000	27,680	55,360	83,040	110,720	138,400	166,080
400,000	31,680	63,360	95,040	126,720	158,400	190,080
450,000	35,680	71,360	107,040	142,720	178,400	214,080
500,000	39,680	79,360	119,040	158,720	198,400	238,080

The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 2002 for each participating Named Executive Officer: Walter W. Turner, $352,985 and 14 years of service; Steven R. Lacy, $209,200 and two years of service; Donald E. Davis, $230,954 and 14 years of service; and Thomas D. Loadman, $198,894 and 14 years of service.

Effective December 1, 1997 the Board of Directors established a Supplemental Executive Retirement Plan for each participating Named Executive Officer and all other participating elected officers of the Company. The SERP will pay an annual benefit equal to 2% of final pay multiplied by years of service up to 35 years, reduced by the sum of: i) pension benefits received from the Company; ii) pension benefits received from Old Koppers; iii) one half of any Social Security benefits; and iv) the value of Company paid common stock in the individual’s Employee Savings Plan account.

Employment Agreements

Employment Agreement with Steven R. Lacy. The Company entered into an employment agreement with Mr. Lacy in April 2002 that contains the terms of Mr. Lacy’s employment with Koppers. The employment agreement provides that Mr. Lacy will serve as Vice President, General Counsel and Corporate Secretary. The term of the agreement commences on April 5, 2002 and continues until April 4, 2004; thereafter, on April 4 of each year the term is automatically extended for one additional year unless notice is given 180 days in advance by the Company or Mr. Lacy that such party does not wish to extend the term. The employment agreement provides that Mr. Lacy will receive a base salary at an annual rate of no less than $250,000, and that such base salary will be subject to periodic review by the Chief Executive Officer. The employment agreement provides for participation in the Company’s corporate senior management incentive pool with an annual incentive target of 40% of base salary, and provides for a stock option grant to purchase a total of 7,500 shares of the Company’s common stock. The employment agreement also provides for participation in all the Company’s benefits plans. In the event of termination by the Company other than for cause, Mr. Lacy is entitled to receive the following payments: i) 104 weeks of salary and benefits continuation; ii) an additional number of weeks of salary and benefits continuation equal to the number of full years of service with the Company; iii) a lump sum severance payment equal to one-half of the sum of the amounts awarded to him under the applicable incentive plan and bonus plans in respect of each of the two calendar years preceding that in which occurs the date of termination; and iv) a lump sum severance payment equal to the value of certain payments he is entitled to receive in the event of a change of control, whether or not a change of control occurs.

Employment Agreement with David Whittle. The Company entered into an employment agreement with Dr. Whittle in August 2000 that contains the terms of Dr. Whittle’s employment with Koppers. The employment agreement provides that Dr. Whittle will serve as Vice President and General Manager of Koppers Europe at a beginning annual salary of 131,000 pounds sterling, subject to annual adjustments. The agreement also provides for participation in the Company’s incentive plan based on the attainment of certain operating results for Koppers Europe. The agreement provides that in the event of termination for any reason other than gross misconduct, Dr. Whittle shall be given twelve months notice of termination or, at the Company’s option, pay in lieu of notice. The agreement provides that in exchange for the terms of the employment agreement, Dr. Whittle agrees to an immediate termination of the service agreement entered into with Bitmac Limited (predecessor company to the United Kingdom operations of Koppers Europe).

Director Compensation

Koppers does not pay compensation to Directors who are also employees. Each Director who is not an employee is paid a fee of $35,000 per year plus $5,000 for each Board Committee chaired, except the Saratoga Director is paid under the advisory services agreement between Koppers and Saratoga in lieu of Director fees. See “Certain Relationships and Related Transactions—Consulting Agreements.”

Compensation Committee Interlocks and Insider Participation

Mr. Oberbeck, a principal for Saratoga, serves on and is chairman of the Human Resources and Compensation Committee of the Board of Directors of the Company, which establishes compensation levels for the Company’s five most highly paid executive officers. Koppers also has an advisory services agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to Mr. Oberbeck. In addition, Saratoga may provide the Company with advisory services in connection with significant business transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of February 12, 2003 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of either common stock or preferred stock; (ii) each Director of the Company; (iii) each Named Executive Officer; and (iv) all officers and Directors of the Company as a group.

	Voting Common Stock		Senior Convertible Preferred Stock (2)
Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Saratoga (3)			2,288,481	100.0%
Management Investors (4)(5)	1,197,154	100.0%
Robert K. Wagner (6)	63,813	5.3%
Walter W. Turner (7)	52,462	4.4%
Clayton A. Sweeney (8)	50,231	4.2%
Christian L. Oberbeck (3)	—	*	2,288,481	100.0%
Robert Cizik (9)	55,294	4.6%
David M. Hillenbrand (10)	13,000	1.1%
Steven R. Lacy (11)	100	*
Donald E. Davis (12)	49,656	4.1%
David Whittle (13)	1,200	*
Thomas D. Loadman (14)	40,886	3.4%
All Directors and officers as a group (16 persons)	396,577	33.1%
Total shares outstanding, including vested options	1,197,154	100.0%	2,288,481	100.0%

*	1% or less.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and/or investment power with respect to the shares shown as beneficially owned.
(2)	On December 1, 1997 2,117,952 shares of voting common stock and 27,672 shares of non-voting common stock held by Saratoga were converted into 2,145,624 shares of preferred stock, entitling Saratoga to elect a majority of the Board of Directors of the Company and to exercise a majority of the voting power over all outstanding stock of the Company with respect to all matters subject to a stockholder vote. The preferred stock has voting (except as described below) and dividend rights equal to voting common stock, and has a liquidation preference equal to par value. The preferred stock is convertible into common stock at any time on a one-for-one basis. The holders of the preferred stock vote as a separate series from all other classes of stock, and are entitled to elect a majority of the Board of Directors.
(3)	With respect to 142,857 of these shares, Saratoga has voting power with respect to such shares and Koppers has been informed that Brown University Third Century Fund has dispositive directive power with respect to such shares subject to the terms of the Stockholders’ Agreement. Saratoga is a private investment fund. The address for Saratoga is 535 Madison Avenue, New York, NY 10022. Saratoga has generally authorized Mr. Oberbeck, a Director of the Company, to vote the shares of the Company held by Saratoga. Mr. Oberbeck disclaims beneficial ownership of the preferred stock owned by Saratoga. Saratoga is entitled to elect a majority of the Board of Directors and to exercise a majority of the voting power of all outstanding stock of the Company.
(4)	Pursuant to the Stockholders’ Agreement, Mr. Turner was appointed as Representative of the approximately 160 Management Investors and granted irrevocable proxies to vote the shares of common stock owned by the Management Investors for the term of the Stockholders’ Agreement. See “Market for the Registrant’s Common Equity and Related Stockholder Matters Stockholders’ Agreement”. The address for Mr. Turner is Koppers Inc., 436 Seventh Avenue, Pittsburgh, PA 15219.
(5)	Includes vested options held by the Management Investors to acquire 131,931 shares of common stock, which are exercisable at any time, plus 3,000 stock options which vest within 60 days of February 12, 2003.

(6)	Pursuant to the Stockholders’ Agreement, Mr. Wagner has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him. Mr. Wagner resigned from the Board of Directors in February 2000. The Company redeemed 65,418 shares of common stock held by Mr. Wagner in February 2001 for approximately $1.8 million. The redemption represented the third payment of 25% of Mr. Wagner’s total shares at the date of resignation; the remaining shares held by Mr. Wagner will be redeemed in 2003 at the fair value on the redemption date.
(7)	Mr. Turner, as Representative of the Management Investors pursuant to the Stockholders’ Agreement, has the authority to vote 1,062,223 shares held directly by the Management Investors and the 401(k) plan and consequently may be deemed to have voting control of such shares (which include 45,262 shares directly owned by Mr. Turner).
(8)	Pursuant to the Stockholders’ Agreement, Mr. Sweeney has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him. In 2002 and 2001 the Company redeemed a total of 49,829 shares owned by Mr. Sweeney for a total of $1.4 million. The redemption represented 50% of Mr. Sweeney’s shares; the remaining shares held by Mr. Sweeney will be redeemed in equal amounts of shares over the next two years at the fair value at each redemption date.
(9)	Includes 7,059 restricted shares. Mr. Cizik financed 35,294 of his shares in 1999 through a loan from the Company. The financed shares vest at a rate of 20% per year according to Mr. Cizik’s compensation arrangement. See “Certain Relationships and Related Transactions-Consulting Agreements”.
(10)	Includes vested options to purchase 9,000 shares, plus 3,000 options that vest within 60 days of February 12, 2003. Pursuant to the Stockholders’ Agreement, Dr. Hillenbrand has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.
(11)	Pursuant to the Stockholders’ Agreement, Mr. Lacy has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.
(12)	Includes vested options to purchase 6,600 shares. Pursuant to the Stockholders’ Agreement, Mr. Davis has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.
(13)	Includes vested options to purchase 1,200 shares. Pursuant to the Stockholders’ Agreement, Dr. Whittle has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.
(14)	Includes vested options to purchase 22,900 shares. Pursuant to the Stockholders’ Agreement, Mr. Loadman has granted an irrevocable proxy to the Representative of the Management Investors to vote the shares owned by him.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	223,742	$20.20	589,260
Equity compensation plans not approved by security holders (2)	34,120	$14.00	None

Total	257,862

(1)	Includes the Company’s Amended and Restated Stock Option Plan, 1998 Stock Option Plan and Employee Stock Purchase Plan.
(2)	Includes the Company’s 1997 Stock Option Plan which is described below.

The Company has a 1997 Stock Option Plan that was made effective on August 18, 1997 (the “1997 Plan”). The 1997 Plan was not approved by shareholders. The purposes of the 1997 Plan are to advance the interests of the Company by achieving a commonality of interests between shareholders and key employees and by permitting the Company to retain and attract key employees. The 1997 Plan provides for the grant of both incentive stock options and non-qualified stock options. Because no shareholder approval was obtained, no incentive stock options were granted under the 1997 Plan. The 1997 Plan is administered by the Human Resources and Compensation Committee of the Board of Directors of the Company.

The terms and conditions of the options granted under the Plan, including the option price, are determined from time to time by the Board. The exercise price with respect to each option is payable at the time the option is exercised, in cash, or by delivering other shares of common stock of the Company owned by the optionee. The term of any option may not extend beyond ten years of the date of grant. The options are not transferable except by will or the laws of descent or distribution and are only exercisable during the lifetime of the optionee by the optionee. The 1997 Plan also contains rules about the exercisability of options after the death, termination of employment, or disability of optionees.

In the event the Board requires participants to hold options for a specified period of time prior to exercise and the Company experiences a change of control, optionees have the right to exercise outstanding options immediately prior to such event. In general, a change in control is deemed to have occurred when there is a change in ownership of over 30% of the outstanding shares of voting stock of the Company, a liquidation or dissolution of the Company, a sale of substantially all of the Company, or a merger, consolidation or combination in which the Company is not the survivor.

ITEM 13. Certain Relationships and Related Transactions

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2002. Clayton A. Sweeney, a shareholder and Director of the Company, is also counsel to Schnader Harrison Segal & Lewis LLP. During 2002, the Company paid a total of $0.5 million in legal fees to this firm. Additionally, in 2002 and 2001 the Company redeemed a total of 50% of Mr. Sweeney’s common stock for $1.4 million.

Consulting Agreements

The Company entered into a consulting agreement with Mr. Cizik in 1999 in which the Company pays a fee of $12,500 per month to Mr. Cizik for consulting services. The agreement also includes a provision which allowed Mr. Cizik to purchase 20,000 shares of common stock for $17.00 per share, which purchase was made in October 1999 when the fair value per share was $17.25. Additionally, the agreement provides for a $0.6 million interest free loan from the Company for the purchase of 35,294 shares of restricted common stock at a price of $17.00 per share. Mr. Cizik purchased these shares in October 1999 by signing a promissory note to the Company for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by Mr. Cizik’s personal assets, is due in 2009, or immediately in the event Mr. Cizik is no longer Non-Executive Chairman of the Board of Directors. The shares are restricted, with a vesting period of five years; at December 31, 2002 7,059 of the shares were restricted. In the event Mr. Cizik is no longer Non-Executive Chairman of the Board of Directors of Koppers, the Company will redeem any non-vested shares at cost and all other shares at fair value.

Koppers has an advisory and consulting agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to Mr. Oberbeck. In addition, Saratoga may provide the Company with advisory services in connection with significant business transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies.

ITEM 14. Controls and Procedures

As of December 31, 2002 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements of Koppers Industries, Inc. are included in Item 8:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Koppers Industries, Inc.
Consolidated Financial Statements for the Years Ended December 31, 2002, 2001 and 2000
Report of Independent Auditors	27
Consolidated Statement of Operations for the Years Ended December 31, 2002, 2001 and 2000	28
Consolidated Balance Sheet at December 31, 2002 and 2001	29
Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	31
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	32
Notes to Consolidated Financial Statements	34

2. Schedules for the Years Ended December 31, 2002, 2001 and 2000
Schedule II—Valuation and Qualifying Accounts	58

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. See Exhibit Index on page 56 hereof

(b) Reports on Form 8-K.

The Company filed a report on Form 8-K in the fourth quarter of 2002 relating to an investigation initiated by the European Commission and the United States Department of Justice regarding industry competitive practices concerning pitch, creosote and naphthalene.

(c) Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Koppers Industries, Inc.

We have audited the accompanying consolidated balance sheet of Koppers Industries, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Industries, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

January 31, 2003

KOPPERS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions except per share figures)

	Years Ended December 31,
	2002	2001	2000
Net sales	$730.3	$707.6	$723.5
Operating expenses:
Cost of sales	613.3	585.3	598.8
Depreciation and amortization	28.7	30.4	30.0
Selling, general and administrative	44.0	46.3	45.4
Restructuring charges	—	3.3	—

Total operating expenses	686.0	665.3	674.2

Operating profit	44.3	42.3	49.3
Equity in earnings of affiliates	—	0.3	2.2
Other income	9.8	8.2	8.6

Income before interest expense, income tax provision and minority interest	54.1	50.8	60.1
Interest expense	22.9	24.5	28.0

Income before income tax provision and minority interest	31.2	26.3	32.1
Income tax provision	13.8	12.1	16.6
Minority interest	0.9	0.9	0.8

Net income	$16.5	$13.3	$14.7

Earnings per share of common stock:
Basic earnings per share	$8.61	$3.15	$10.64

Diluted earnings per share	$4.72	$3.15	$3.83

See accompanying notes.

KOPPERS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

(In millions)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$9.5	$5.2
Accounts receivable less allowance for doubtful accounts of $0.9 in 2002 and $1.0 in 2001	95.9	84.3
Inventories:
Raw materials	54.4	53.8
Work in process	4.8	3.7
Finished goods	54.8	58.0
LIFO reserve	(10.4)	(9.3)

Total inventories	103.6	106.2
Deferred tax benefit	5.1	6.2
Other	5.5	4.0

Total current assets	219.6	205.9
Equity in non-consolidated investments	11.3	12.2
Fixed assets:
Land	6.8	6.7
Buildings	15.5	14.7
Machinery and equipment	395.1	368.4

	417.4	389.8
Less: accumulated depreciation	(262.1)	(230.5)

Net fixed assets	155.3	159.3
Goodwill	29.2	27.0
Deferred tax benefit	35.2	35.3
Other assets	13.2	15.5

Total assets	$463.8	$455.2

See accompanying notes.

KOPPERS INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

(In millions except per share figures)

	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67.8	$57.8
Accrued liabilities	35.2	45.7
Revolving credit	31.3	—
Current portion of term loans	21.8	13.2

Total current liabilities	156.1	116.7
Long-term debt:
Revolving credit	1.9	10.2
Term loans	31.7	59.5
Senior Subordinated Notes due 2007	175.0	175.0
Senior Notes due 2004	—	11.1

Total long-term debt	208.6	255.8
Product warranty and insurance reserves	17.2	16.6
Accrued pension liabilities	32.5	17.8
Other	21.7	23.2

Total liabilities	436.1	430.1
Commitments and contingencies-See Note 9
Minority interest	5.4	4.7
Common stock subject to redemption	23.1	22.3
Senior convertible preferred stock, $.01 par value; 10.0 shares authorized;	—	—
2.3 shares issued in 2002 and 2001
Common stock, $.01 par value:
37.0 shares authorized, 2.8 shares issued in 2002 and 2001	—	—
Capital in excess of par value	12.9	12.4
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained earnings	46.5	40.6
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(14.6)	(24.3)
Minimum pension liability, net of tax	(12.4)	(4.1)

Total accumulated other comprehensive loss	(27.0)	(28.4)
Treasury stock, at cost, 1.7 shares in 2002 and 1.5 shares in 2001	(32.6)	(25.9)

Total liabilities and stockholders’ equity	$463.8	$455.2

See accompanying notes.

KOPPERS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2002	2001	2000
Cash provided by operating activities:
Net income	$16.5	$13.3	$14.7
Adjustments to reconcile net income to net cash provided
by operating activities, net of acquisitions:
Depreciation and amortization	28.7	30.4	30.0
Bad debt expense	—	2.3	3.4
Deferred income taxes	6.2	4.8	6.9
Equity income of affiliated companies, net of dividends received	0.9	0.6	(1.4)
Restructuring reserves	(3.4)	0.6	(0.8)
Change in reserves	(3.9)	0.4	3.7
Other	—	(1.7)	1.0
(Increase) decrease in working capital, net of acquisitions:
Accounts receivable	(7.0)	11.2	(12.6)
Inventories	7.2	(2.3)	(8.7)
Accounts payable	7.1	4.0	(2.4)
Accrued liabilities	(5.3)	(3.5)	2.9
Other working capital items	(1.0)	(0.6)	—

Net cash provided by operating activities	46.0	59.5	36.7
Cash used in investing activities:
Acquisitions and related costs, net of cash acquired	—	(6.4)	(15.3)
Capital expenditures	(19.7)	(14.6)	(14.8)
Other	1.4	2.7	0.5

Net cash used in investing activities	(18.3)	(18.3)	(29.6)
Cash provided by (used in) financing activities, net of acquisitions:
Borrowings of revolving credit	253.3	165.7	122.3
Repayments of revolving credit	(231.5)	(165.7)	(112.9)
Repayments on long-term debt	(30.4)	(21.1)	(24.0)
Purchases of common stock	(6.2)	(5.9)	(2.6)
Dividends paid	(9.8)	(14.6)	—

Net cash used in financing activities	(24.6)	(41.6)	(17.2)
Effect of exchange rates on cash	1.2	(1.2)	(1.4)

Net increase (decrease) in cash and cash equivalents	4.3	(1.6)	(11.5)
Cash and cash equivalents at beginning of year	5.2	6.8	18.3

Cash and cash equivalents at end of year	$9.5	$5.2	$6.8

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$22.3	$25.0	$26.6
Income taxes	$7.0	$8.6	$9.4

See accompanying notes.

KOPPERS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions except per share figures)

	Common Stock Subject to Redemption	Convertible Preferred Stock	Voting Common Stock	Capital In Excess of Par Value	Loan Receivable From Director
Balance at December 31, 1999	$25.6	$—	$—	$8.2	$—
Net income for 2000	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Comprehensive income
Net change in common stock subject to redemption	5.3	—	—	—	—
Options exercised, 0.1 shares	—	—	—	0.9	—
Treasury stock purchases, 0.1 shares	—	—	—	—	(0.6)

Balance at December 31, 2000	30.9	—	—	9.1	(0.6)
Net income for 2001	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Minimum pension liability adjustment, net of tax of $2.7	—	—	—	—	—
Comprehensive income
Net change in common stock subject to redemption	(8.6)	—	—	—	—
Options exercised, 0.2 shares	—	—	—	3.3	—
Treasury stock purchases, 0.3 shares	—	—	—	—	—
Dividends paid ($4.00 per share)	—	—	—	—	—

Balance at December 31, 2001	22.3	—	—	12.4	(0.6)
Net income for 2002	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Minimum pension liability adjustment, net of tax of $5.1	—	—	—	—	—
Comprehensive income
Net change in common stock subject to redemption	0.8	—	—	—	—
Options exercised, 0.1 shares	—	—	—	0.5	—
Treasury stock purchases, 0.2 shares	—	—	—	—	—
Dividends paid ($2.85 per share)	—	—	—	—	—

Balance at December 31, 2002	$23.1	$—	$—	$12.9	$(0.6)

See accompanying notes.

KOPPERS INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions except per share figures)

	Retained Earnings	Accumulated Other Compehensive Income (Loss)	Compre- hensive Income	Treasury Stock
Balance at December 31, 1999	$23.9	$(8.9)		$(14.8)
Net income for 2000	14.7	—	$14.7	—
Foreign currency translation	—	(11.2)	(11.2)	—

Comprehensive income			$3.5

Net change in common stock subject to redemption	(5.3)	—		—
Options exercised, 0.1 shares	—	—		—
Treasury stock purchases, 0.1 shares	—	—		(3.2)

Balance at December 31, 2000	33.3	(20.1)		(18.0)
Net income for 2001	13.3	—	$13.3	—
Foreign currency translation	—	(4.2)	(4.2)	—
Minimum pension liability adjustment, net of tax of $2.7	—	(4.1)	(4.1)	—

Comprehensive income			$5.0

Net change in common stock subject to redemption	8.6	—		—
Options exercised, 0.2 shares	—	—		—
Treasury stock purchases, 0.3 shares	—	—		(7.9)
Dividends paid ($4.00 per share)	(14.6)	—	—	—

Balance at December 31, 2001	40.6	(28.4)		(25.9)
Net income for 2002	16.5	—	$16.5	—
Foreign currency translation	—	9.7	9.7	—
Minimum pension liability adjustment, net of tax of $5.1	—	(8.3)	(8.3)	—

Comprehensive income			$17.9

Net change in common stock subject to redemption	(0.8)	—		—
Options exercised, 0.1 shares	—	—		—
Treasury stock purchases, 0.2 shares	—	—		(6.7)
Dividends paid ($2.85 per share)	(9.8)	—		—

Balance at December 31, 2002	$46.5	$(27.0)		$(32.6)

See accompanying notes.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Business

Koppers Industries, Inc. (the “Company” or “Koppers”) is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the railroad, aluminum, chemical, utility and steel industries. The Company’s business is managed as two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

The Company’s Carbon Materials & Chemicals division is a supplier of a) carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes; b) phthalic anhydride (“PAA”), used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making; c) creosote and chemicals, used in the protection of timber against termites, fungal decay and weathering; d) carbon black (and carbon black feedstock), used in the production of rubber tires; and e) furnace coke, used in the manufacture of steel.

The Company’s Railroad & Utility Products division a) provides various products and services to railroads, including crossties (both wood and concrete), track and switch pre-assemblies, and disposal services; b) supplies treated wood poles to electric and telephone utilities; and c) provides products to, and performs various wood treating services for, vineyards, construction and other commercial applications.

Basis of Financial Statements

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries for which the Company is deemed to exercise control over operations. All significant intercompany transactions have been eliminated.

The Company’s investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method. Accordingly, the Company’s share of the earnings of these companies is included in the accompanying consolidated statement of operations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all liquid investments with an original maturity of 90 days or less to be cash equivalents.

Accounts Receivable.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to Koppers, a specific reserve for bad debts is recorded against amounts due. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

In the United States, Carbon Materials & Chemicals (excluding furnace coke) and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 59% and 55% of the first-in, first-out (“FIFO”) inventory value at December 31, 2002 and 2001, respectively. Liquidation of LIFO inventories resulted in $0.0 million and $2.6 million, respectively, of pretax income for the years ended December 31, 2002 and 2001.

KOOPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and when title passes to the customer. Service revenue is recognized at the time the service is provided. Shipping and handling costs are included as a component of net sales and amounted to $50.1 million, $49.3 million and $49.1 million in 2002, 2001 and 2000, respectively.

Investments

The following describes activity related to the Company’s significant equity investments as included in the consolidated statement of operations as of and for each of the years ended December 31:

Tarconord A/S (Tarconord)

Prior to its acquisition in May 2000, the Company held a 50% equity interest in Tarconord.

	Equity Income	Dividends Received
	(In millions)
2000	$0.9	$0.0

KSA Limited Partnership (KSA)

The Company holds a 50% investment in KSA, a concrete crosstie operation located in Portsmouth, Ohio.

	Equity Income	Dividends Received
	(In millions)
2002	$0.6	$0.8
2001	0.6	0.9
2000	0.9	0.8

Koppers (China) Carbon & Chemical Co. Ltd. (Koppers China)

The Company holds a 60% ownership interest in Koppers China but accounts for this investment under the equity method as described below.

	Equity Loss	Dividends Received
	(In millions)
2002	$(0.6)	$0.0
2001	(0.3)	0.0

In 1999 the Company entered into a joint venture agreement with Tangshan Iron & Steel Co. (“TISCO”) to rehabilitate and operate a tar distillation facility in China. The joint venture agreement also includes a tar supply contract with TISCO, which serves to ensure a long-term supply of coal tar products in its Australasian markets. Koppers has participated in the international marketing of carbon pitch products for the joint venture. The joint venture, Koppers (China) Carbon and Chemical Co., Limited (“Koppers China”) is 60% owned by the Company and began production of coal tar products in 2001. Contributions of cash, engineering services and acquisition costs for the joint venture total $10.5 million to date.

In June 2001 the Company entered into an agreement with TISCO whereby TISCO assumed control of Koppers China through December 31, 2003. During this period TISCO bears all responsibility for the operations and management of the facility, as well as the net income or loss, except for Koppers’ pro rata share of depreciation, amortization and income taxes for the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China. TISCO has guaranteed a bank loan of Koppers China; the Company has issued a cross guarantee to TISCO in the amount of approximately $1.5 million, representing 60% of the loan amount.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

Buildings, machinery, and equipment are recorded at purchased cost and depreciated over their estimated useful lives (5 to 20 years) using the straight-line method.

Accrued Insurance

The Company is insured for property, casualty and workers’ compensation insurance up to various stop loss coverages. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

Disclosures About Fair Value of Financial Instruments

Cash and short-term investments: The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term debt: The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of the revolving credit facilities and term loans approximate carrying value due to the variable rate nature of these instruments. The fair value of the Subordinated Notes at December 31, 2002 and 2001 was $164.5 million and $175.0 million, respectively.

Research and Development

Research and development costs, which are included in selling, general and administrative expenses, amounted to $2.9 million for 2002, $2.7 million for 2001 and $2.5 million for 2000.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of approximately $0.8 million for the year ended December 31, 2002. The effect on basic and diluted earnings per share was $0.70 and $0.23, respectively. If Statement No. 142 had been adopted January 1, 2000 the increase to net income, basic earnings per share and diluted earnings per share would have been $0.8 million, $0.60 and $0.60, respectively, for 2001 and $0.7 million, $0.46 and $0.17, respectively, for 2000. During 2002 the Company performed the required impairment tests of goodwill as of January 1, 2002 and October 31, 2002 and has determined that there is no impairment.

Derivatives

The Company economically hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period. Therefore, at December 31, 2002 and 2001 there were no deferred gains or losses on hedging of foreign currencies. The fair value of derivatives at December 31, 2002 and 2001 was ($0.3) million and $0.3 million, respectively, and is included in Other Current Assets and Other Current Liabilities. For the years ended December 31, 2002 and 2001 $0.0 million and $0.2 million, respectively, of gains on forward exchange contracts are included in cost of sales.

Environmental Liabilities

The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2002 and 2001 were approximately $12.3 million and $12.6 million, respectively, which includes provisions for fines, soil remediation and the cleaning and disposal of residues from tanks and tank cars.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for stock option grants since all options granted had an exercise price equal to the fair value of the underlying stock on the date of grant. The following table illustrates the impact on earnings and earnings per share if the Company had accounted for all outstanding option grants according to the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation:

	Years Ended December 31,
	2002	2001	2000
	(In millions except per share figures)
Net income, as reported	$16.5	$13.3	$14.7
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	0.1	0.1	—

Pro forma net income	$16.4	$13.2	$14.7
Earnings per share:
Basic-as reported	$8.61	$3.15	$10.64
Basic-pro forma	8.53	3.10	10.64
Diluted-as reported	$4.72	$3.15	$3.83
Diluted-pro forma	4.70	3.10	3.83

The fair values for options granted in 2002 and 2000 were estimated at each respective grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2000, respectively: risk-free interest rate of 5.00% and 5.56%, dividend yield of 5.0% and 0.0%, volatility factor of .22 and .20 and an expected option life of 5 and 10 years. The option grants in 2002 and 2000 were for incentive stock options, while all previous grants were for non-qualified options.

Reclassification

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassification had no effect on net income.

Impact of Other Recently Issued Accounting Standards

In July 2001 the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The Company believes the adoption of this statement will result in a cumulative effect adjustment to net income in the first quarter of 2003 ranging from $15 million to $25 million.

In October 2001 the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company has performed an analysis and determined that the adoption of this Statement had no effect on the earnings or financial position of the Company.

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

In December 2002 the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation-Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted Statement No. 148 as of December 31, 2002 and has complied with the new disclosure requirements.

In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. No additional matters were identified for disclosure. The Company does not expect that the adoption of FIN No. 45 will have a material impact on its financial position, cash flows or results of operations.

In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial position, cash flows or results of operations.

2.	Restructuring Charges

In February 2001 the Company’s Board of Directors approved the closure of the utility pole facility and adjacent cogeneration facility located in Feather River, California (“Feather River”) effective March 31, 2001. The closure resulted in total charges to earnings in 2001 of $4.6 million, which included $1.3 million of operating expenses. Expenditures of approximately $3.3 million during 2002 and 2001 were primarily for dismantling costs. At December 31, 2002 the dismantling and closure has been completed, the land has been sold, and there are no remaining reserves.

3.	Debt

	December 31,
	2002	2001
	(In millions)
Revolving credit	$33.2	$10.2
Term loans	53.5	72.7
Senior Subordinated Notes due 2007	175.0	175.0
Senior Notes due 2004	—	11.1

	$261.7	$269.0

Unscheduled Term Debt Repayments

In 2002, 2001 and 2000 the Company made unscheduled term debt repayments totaling $6.9 million, $6.8 million and $9.2 million, respectively.

Monessen Transaction

As part of the Monessen Transaction (as defined and described in Note 6), the Company executed a $5.0 million loan that is scheduled to be repaid at an interest rate of 9% based on the cash flows of the coke operations. The outstanding balance on this loan at December 31, 2002 amounted to $4.1 million.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facilities

The Company has credit facilities of $275.0 million with UBS Warburg and Mellon Bank, N.A. that are syndicated among several lenders. The credit facilities provide for term loans totaling $135.0 million and revolving credit facilities of $140.0 million (the “Revolving Credit Facility”), subject to sublimits of $20.0 million aggregate for standby and trade letters of credit and up to $40.0 million and $20.0 million for the Australian Term Letter of Credit (as defined below) and the Australian Revolving Letter of Credit (as defined below), respectively. National Australia Bank, Limited provided an Australian dollar (“A$”) denominated term loan to Koppers Australia and certain of its subsidiaries in an aggregate principal amount equivalent to US$40 million. An A$ denominated letter of credit (the “Australian Term Letter of Credit”) was issued under the Revolving Credit Facility to such Australian lender in the amount of A$59.3 million. National Australia Bank, Limited provided an A$ denominated revolving loan facility for the benefit of Koppers Australia and certain of its subsidiaries with availability of up to the equivalent of US$10 million. An A$ denominated letter of credit (the “Australian Revolving Letter of Credit”) was issued under the Revolving Credit Facility to such Australian lender currently in the amount of A$33.9 million. To the extent that currency fluctuations cause the face amount of the Australian Term Letter of Credit or the Australian Revolving Letter of Credit to exceed on a US$ equivalent basis their respective subfacility limits, availability will be correspondingly reduced under the Revolving Credit Facility. Commitment fees ranging from 0.2% to 0.5% per annum are required on the undrawn portions of the Revolving Credit Facility and the term loans.

The credit facilities provide for a $70.0 million Term Loan A, $7.3 million of which was outstanding at December 31, 2002 and a $65.0 million Term Loan B, $41.4 million of which was outstanding at December 31, 2002. In addition, $0.7 million was outstanding on the A$ denominated term loan at December 31, 2002.

The term loans and the Revolving Credit Facility under the credit facilities provide for interest at variable rates. At December 31, 2002 the effective rates on the term loans were 2.92% for Term Loan A, 3.38% for Term Loan B and 4.91% for the Australian term loan. The Revolving Credit Facility, Term Loan A and the Australian term loan expire November 30, 2003, and Term Loan B expires November 30, 2004.

The Company is currently in the process of negotiating with various financial institutions to obtain new financing for the expiring portions of its bank debt during 2003.

Substantially all of the Company’s assets, including the assets of significant subsidiaries other than the Danish operations of Koppers Europe, are pledged as collateral for the credit facilities. The credit facilities contain certain covenants that limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

Senior Subordinated Notes Due 2007 and Senior Notes Due 2004

The Company has $175.0 million of Senior Subordinated Notes Due 2007 (the “Subordinated Notes”). The Subordinated Notes bear interest at 9- 7/8% per annum, with interest payable on June 1 and December 1 of each year. The Subordinated Notes are unsecured and rank junior to all existing and future senior debt of the Company, and are effectively subordinated to all secured obligations to the extent of the assets securing such obligations.

The Subordinated Notes are redeemable, at the Company’s option, at any time on or after December 1, 2002 and prior to maturity, at redemption prices ranging from 104.938% of the principal amount in 2002 to 100.0% of the principal amount in 2005. The Company also had $11.1 million of 8.5% Senior Notes due 2004 which were called at par in October 2002.

At December 31, 2002 the aggregate debt maturities for the next five years are as follows (in millions):

2003	$53.1
2004	33.6
2005
2006	—
2007	175.0

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002 the Company had $12.7 million of standby letters of credit outstanding, with terms ranging from one to two years.

Deferred financing costs associated with the credit facilities and the issuance of the Subordinated Notes totaled approximately $16.0 million and are being amortized over the life of the related debt. Deferred financing costs (net of accumulated amortization of $10.0 million at December 31, 2002, $8.2 million at December 31, 2001 and $6.2 million at December 31, 2000) were $6.5 million, $8.4 million and $10.4 million at December 31, 2002, 2001 and 2000, respectively, and are included in other assets.

4.	Stock Activity

The terms and conditions of stock ownership, including voting rights and dividends, are governed by the Restated Articles of Incorporation of the Company and the stockholders’ agreement by and among the Company, Saratoga Partners III, L.P. (“Saratoga”) and the directors, officers, and current and former employees who own shares of common stock (as amended, the “Stockholders’ Agreement”). The Stockholders’ Agreement provides for annual stock redemptions at the Company’s option, provided that all relevant covenants with the Company’s lenders and note holders are met.

Common Stock Subject to Redemption

The Stockholders’ Agreement requires the Company, subject to cash payment limitations under the terms of existing debt covenants, to redeem certain shares of common stock owned by members of management upon a “termination event” relative to a management employee. A termination event is defined as retirement, death, disability or resignation. At December 31, 2002 and 2001 the maximum redemptions that could be paid under the Stockholders’ Agreement, subject to existing debt covenants, were $23.1 million and $22.3 million, respectively. The value of shares subject to redemption under the terms of the Stockholders’ Agreement is segregated from other common stock on the face of the balance sheet. There were approximately 1.1 million shares of Common Stock at December 31, 2002 subject to the redemption provisions of the Stockholders’ Agreement.

In each of 2002 and 2001 the Company redeemed 25% of a Director’s shares at the respective fair values for a total of approximately $0.7 million each year, with the remainder scheduled to be redeemed in an equal amount of shares (at each year’s current fair value) in 2003 and 2004. In 2000, a former Director resigned from the Company’s Board of Directors. The Company has redeemed 75% of the Director’s shares for a total of approximately $5.1 million, with the remainder scheduled to be redeemed at fair value in 2003.

In October 1999, a Director of the Company purchased 55,294 shares of common stock of the Company for $0.9 million; 35,294 of the shares were financed through an interest-free loan from the Company in the amount of $0.6 million due in 2009. The shares related to the loan are restricted and vest at a rate of 20% per year. At December 31, 2002 7,059 of such shares were restricted. In the event that the Director no longer serves on the Board of Directors, the loan must be repaid.

The aggregate redemption amounts under the Stockholders’ Agreement for the next five years based on termination events of which the Company is aware, based on the current share price, are as follows:

2003	$4.0	million
2004	$2.0	million
2005	$0.5	million
2006	$0.5	million
2007	$—

Senior Convertible Preferred Stock

The senior convertible preferred stock (“preferred stock”) has voting rights (except as noted below) and dividend rights equal to common stock, and has a liquidation preference equal to par value ($.01 per share). The preferred stock is convertible into common stock at any time on a one-for-one basis. The holders of the preferred stock vote as a separate series from all other classes of stock, and are entitled to elect a majority of the Board of Directors of the Company.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

In 2002 and 2001 the Company paid dividends of $2.85 and $4.00 per share, respectively, to common and preferred shareholders. The Company is limited by its current lending covenants regarding the payment of dividends. For 2003 under existing credit agreements this limitation is approximately $5 million.

5.	Pension and Other Postretirement Benefit Plans

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(In millions)		(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$123.6	$116.8	$11.9	$11.3
Service cost	5.3	5.1	0.2	0.2
Interest cost	8.5	7.9	0.7	0.8
Plan participants’ contributions	(0.3)	(0.3)	—	—
Amendments	0.7	0.9	—	—
Actuarial (gains) losses	3.2	(0.9)	(1.7)	0.5
Benefits paid	(7.0)	(5.9)	(0.9)	(0.9)

Benefit obligation at end of year	$134.0	$123.6	$10.2	$11.9

Change in plan assets:
Fair value of plan assets at beginning of year	$92.4	$103.3	$—	$—
Actual return on plan assets	(7.1)	(9.3)	—	—
Employer contribution	6.8	4.0	0.9	0.9
Plan participants’ contributions	0.3	0.3	—	—
Benefits paid	(7.0)	(5.9)	(0.9)	(0.9)

Fair value of plan assets at end of year	$85.4	$92.4	$0.0	$0.0

Funded status of the plan	$(48.6)	$(31.2)	$(10.2)	$(11.9)
Unrecognized transitional (asset)/obligation	(3.1)	(3.2)	—	—
Unrecognized actuarial (gain) loss	35.5	18.1	(2.8)	(3.7)
Unrecognized prior service cost	2.3	2.1	(2.1)	(2.3)

Net amount recognized	$(13.9)	$(14.2)	$(15.1)	$(17.9)

Disclosures:
Amounts recognized in the statement of financial position consist of:
Prepaid pension benefit	$—	$1.5	$—	$—
Accrued benefit liability	(35.5)	(24.3)	(15.1)	(17.9)
Intangible asset	1.4	1.8	—	—
Minimum pension liability adjustment-reduction of shareholders’ equity	20.2	6.8	—	—

Net amount recognized	$(13.9)	$(14.2)	$(15.1)	$(17.9)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $128.4 million, $115.0 million and $80.3 million, respectively, as of December 31, 2002, and $61.6 million, $57.7 million and $42.6 million, respectively, as of December 31, 2001.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Weighted-average assumptions as of December 31:
Discount rate	6.75%	7.00%	7.00%	7.00%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%
Initial medical trend rate			8.00%	8.50%

The 2002 initial medical trend rate was assumed to decrease gradually to 5.0% in 2009 and remain at that level thereafter.
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$5.3	$5.2	$0.2	$0.2
Interest cost	8.5	7.9	0.7	0.8
Expected return on plan assets	(7.8)	(8.2)	—	—
Amortization of prior service cost	0.5	—	(0.9)	(1.0)

Net periodic benefit cost	$6.5	$4.9	$—	$—

The Company has two nonpension postretirement benefit plans. The contributions for health benefits are adjusted annually; the life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company’s expressed intent to increase retiree contributions each year by 50%-100% of any increases in premium costs.

The Company recognizes a minimum pension liability for under funded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized either as an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of shareholders’ equity. The Company recorded additional liabilities of $21.6 million and $8.6 million as of December 31, 2002 and 2001, respectively. Intangible assets of $1.4 million and $1.8 million and stockholders’ equity reductions, net of income taxes, of $12.4 million and $4.1 million, were recorded as of December 31, 2002 and 2001, respectively.

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2002	$0.1	$(0.1)
Effect on postretirement benefit obligation as of December 31, 2002	$0.4	$(0.4)

Incentive Plan—The Company has established management incentive plans based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this plan was $2.2 million in 2002, $2.0 million in 2001 and $2.5 million in 2000.

Employee Savings Plan—The Company has established an employee savings plan for all eligible salaried employees that conforms to Section 401(k) of the Internal Revenue Code. Under the plan, participating employees can elect to contribute up to 16% of their salaries with a regular Company matching contribution equivalent to 50% of the first 6% of contributions. Prior to 2002 the matching contribution was 100% of the first 1% plus 50% of the next 2% of contributions.

The Company’s regular contributions amounted to $0.9 million in 2002, $0.5 million in 2001 and $0.6 million in 2000. The Company also made supplemental contributions at the end of 2001 and 2000 approved by the Board of Directors. Supplemental contributions will no longer be made in lieu of the increased regular contribution percentages.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Income Taxes

Monessen Transaction

In December 1999 the Company entered into an agreement to transfer substantially all future non-conventional fuel tax credits generated as a result of the production and sale of coke at the coke facility in Monessen, Pennsylvania (the “Monessen Facility”) to a third party (the “Monessen Transaction”). For the years ended December 31, 2002, 2001 and 2000 the Company received $9.8 million, $8.2 million and $8.6 million, respectively, for the transfer of tax credits, which is recorded as other income. The tax credits expired at the end of 2002, and it has not yet been determined whether these credits will be renewed by the United States Congress. Prior to the Monessen Transaction, the Company earned these credits.

Components of the Company’s income tax provision are as follows:

	Years Ended December 31,
	2002	2001	2000
	(In millions)
Current:
Federal	$0.1	$0.4	$1.8
State	0.1	—	—
Foreign	7.4	6.9	7.9

Total current tax provision	7.6	7.3	9.7
Deferred:
Federal	6.1	5.0	6.7
State	0.1	(0.1)	0.3
Foreign	—	(0.1)	(0.1)

Total deferred tax provision	6.2	4.8	6.9

Total income tax provision	$13.8	$12.1	$16.6

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
	(In millions)
Deferred tax assets:
Alternative minimum tax credits	$12.3	$13.6
Other postretirement benefits obligation	17.0	13.2
Reserves, including insurance and product warranty	11.5	11.9
Book/tax inventory accounting	2.8	2.8
Accrued vacation	2.5	2.3
Excess tax basis on Koppers Australia assets	11.2	12.5
Monessen Transaction	2.2	3.1
Other	4.1	3.0

Total deferred tax assets	63.6	62.4

Deferred tax liabilities:
Tax over book depreciation and amortization	18.4	16.4
Other	4.9	4.5

Total deferred tax liabilities	23.3	20.9

Net deferred tax assets	$40.3	$41.5

Income before income taxes for 2002, 2001 and 2000 included $23.5 million, $21.2 million and $21.4 million, respectively, from foreign operations.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2002	2001	2000
Federal	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.4	(0.6)	0.5
Equity in earnings of foreign affiliates	—	—	(0.9)
Foreign taxes	10.0	12.6	12.6
Section 29 credits	(0.4)	(0.4)	(0.3)
Non-deductible environmental fines	0.1	—	5.2
Other	(0.9)	(0.6)	(0.4)

	44.2%	46.0%	51.7%

Based on the Company’s earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on the Consolidated Balance Sheet at December 31, 2002 are realizable.

The Company has not provided any United States tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2002 consolidated retained earnings of the Company included approximately $10 million of undistributed earnings from these investments. The Company has an alternative minimum tax credit carryforward of approximately $12.3 million. The credit has no expiration date.

7.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2002	2001	2000
	(In millions except per share figures)

Numerator for basic and diluted:
Net income from continuing operations	$16.5	$13.3	$14.7
Preferred stock dividend	(6.5)	(9.1)	—

Numerator for basic earnings per common share	10.0	4.2	14.7
Denominators:
Weighted-average common shares	1.2	1.3	1.4
Effect of dilutive securities:
Convertible preferred stock	2.3	2.3	2.3
Employee stock options	—	0.1	0.1

Dilutive potential common shares	2.3	2.4	2.4
Denominators for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	3.5	3.7	3.8
Net income per common share:
Basic earnings per common share	$8.61	$3.15	$10.64
Diluted earnings per common share	$4.72	$3.15	$3.83

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Stock Options

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, recognizes no compensation expense for stock option grants. In 2002, 2001 and 2000 the Company recognized $0.2 million, $0.3 million and $0.3 million, respectively, of expense related to the redemption of stock options by terminated employees. Included in capital in excess of par value, the Company also recorded tax benefits of approximately $0.1 million, $1.4 million and $0.6 million for stock option exercises in 2002, 2001 and 2000, respectively, for active employees.

Approximately 0.3 million options were outstanding at December 31, 2002 to purchase shares of common stock to certain key executives at various exercise prices. All options granted have 10-year terms; all vest and become fully exercisable ratably over a period of five years of continued employment, except for options granted before 1997, which have a vesting period of three years.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000
	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	235	$16	470	$13	510	$10
Granted	67	25	—	—	55	23
Exercised	(38)	11	(233)	9	(95)	4
Forfeited	(6)	17	(2)	20	—	—

Outstanding at end of year	258	$19	235	$16	470	$13

Exercisable at end of year	133	$16	151	$14	321	$10

Weighted-average fair value of options granted during the year	$3.62		—		$6.90

Exercise prices for options outstanding as of December 31, 2002 ranged from $10.56 to $28.00, and the weighted-average remaining contractual life of those options was approximately seven years. The following table indicates the number of options outstanding for each respective exercise price (options in thousands):

Exercise Price	Options outstanding at December 31, 2002
$10.56	16
14.00	34
17.00	77
17.25	17
23.00	44
28.00	3
25.15	67

Total options	258

9.	Commitments and Contingencies

General

From time to time lawsuits, claims and proceedings are asserted against the Company relating to the conduct of its business, including those pertaining to product liability, warranties, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations and cash flows for that period.

Legal Proceedings

Government Investigation

On December 4, 2002 European Commission representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning tar pitch, creosote and naphthalene. The United States Department of Justice also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the European Commission and the United States Department of Justice. As a result of such cooperation, in February 2003 the European Commission granted the Company’s request for exemption from penalties for any infringement that the Commission may find as a result of its investigation concerning tar pitch. The exemption from the Commission was granted upon certain conditions, including the continued cooperation of the Company with the Commission. The Company is currently unable to determine the outcome of the investigation. There can be no assurance that the outcome of this matter will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

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

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company’s inception on December 28, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, Inc. (“Beazer East”), Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of two of the world’s largest reinsurance companies, Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms by which Beazer East is to indemnify Koppers with regard to environmental claims or environmental cleanup liabilities and imposes certain conditions on the Company before receiving such indemnification. The Company believes that it has taken appropriate steps to satisfy all of such conditions, but Beazer East may challenge the Company’s compliance with such conditions.

Five sites owned and/or operated by Koppers are listed on the National Priorities List (“NPL”) promulgated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). The sites include the recently closed Feather River; the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many Koppers sites are or have been operated under Resource Conservation and Recovery Act (“RCRA”) permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the environmental remediation portion of the Indemnity have averaged approximately $8 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fails to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

Green Spring

The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX Transportation, Inc. (“CSX”), arising from the operation of the Company’s wood treating facility in Green Spring, West Virginia (“Green Spring”). A trial of the claims of eight “test” plaintiffs began on March 11, 2002. As a result of the Company’s motion for summary judgment filed before the commencement of the trial and the Company’s motion for a directed verdict during the trial, the court found the claims against the Company to be without merit and dismissed all such claims. The Court entered final judgment for the Company on June 25, 2002. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988. The final judgment in favor of the Company was not appealed by the eight “test” plaintiffs.

Although the claims of the eight “test” plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002 the jury returned its verdict in the trial of the claims of the eight “test” plaintiffs. The jury found in favor of Beazer East and CSX with respect to the claims of four of the eight “test” plaintiffs relating to medical monitoring. With regard to the remaining four plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX filed various post-trial motions in connection with the trial, and the presiding judge denied all motions other than that Beazer East and CSX had operated the facility as a joint venture. The parties have the right to appeal these rulings. In addition, the plaintiffs have asked the judge to certify certain of her rulings to the West Virginia Supreme Court for an appeal.

The claims of the remaining plaintiffs (approximately 85) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003 the Court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial is scheduled for July 2003. Plaintiffs are current and former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs’ allegations against the defendants include personal injuries and property damage related to the operation of Green Spring from the mid-1940’s through 1992. As a result of previous litigation among CSX, Beazer East and the Company, CSX has assumed a portion of Beazer East’s obligations to the Company under the Indemnity in connection with the litigation involving Green Spring. There can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

North Little Rock

The Company and other defendants were also sued in a toxic tort action arising from the operation of the Company’s wood treating facility in North Little Rock, Arkansas (“North Little Rock”). Plaintiffs’ allegations included personal injuries and property damage relating to the operation of North Little Rock. The trial began on January 29, 2002 and continued until February 9, 2002, at which time the case was settled by the Company for an amount substantially below plaintiffs’ pre-trial settlement demand and was expensed in the first quarter of 2002. The settlement included a release of all claims pending by the plaintiffs against the Company in connection with the operation of North Little Rock.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Grenada

The Company and other defendants including Beazer East, Illinois Central Railroad and Heatcraft, Inc. have been named in four toxic tort lawsuits in the state of Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water, groundwater and air emissions from Grenada and the Heatcraft facility. Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries. Although the Company intends to vigorously defend this case, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

Other Environmental Matters

In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over three years. If the terms of the civil settlement agreement change, there can be no assurance that this would not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA. The government and the Company subsequently entered into a plea agreement which provides, among other things, for the payment by the Company of a $2.1 million fine payable to EPA over three years and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust over three years. The Company’s plea was entered in August 2002 and the sentencing of the Company occurred in December 2002. At the sentencing, the Court, among other things, approved the terms of the plea agreement previously negotiated between the Company and EPA, including the payments set forth above. The first payments, totaling $1.0 million, were made in December 2002.

The required settlements related to the Clean Water Act and the Woodward Coke investigation have been accrued by the Company as of December 31, 2002.

Rents

Rent expense including operating leases for 2002, 2001 and 2000 was $25.2 million, $24.4 million and $19.9 million, respectively. Commitments during the next five years under operating leases aggregate to approximately $64 million, ranging from $21.1 million in 2003 to $6.5 million in 2007.

10.	Operations By Business Segment

Description of the Types of Products and Services From Which Each Reportable Segment Derives Its Revenues.

The Company’s Carbon Materials & Chemicals division is a supplier of a) carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes; b) PAA, used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making; c) creosote and chemicals, used in the protection of timber against termites, fungal decay and weathering; d) carbon black (and carbon black feedstock), used in the production of rubber tires; and e) furnace coke, used in the manufacture of steel.

The Company’s Railroad & Utility Products division a) provides various products and services to railroads, including crossties (both wood and concrete), track and switch pre-assemblies, and disposal services; b) supplies treated wood poles to electric and telephone utilities; and c) provides products to, and performs various wood treating services for, vineyards, construction and other commercial applications.

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Measurement of Segment Profit or Loss and Segment Assets.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors Management Used to Identify the Company’s Reportable Segments.

The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The business units have been aggregated into two reportable segments since management believes the long-term financial performance of these reportable segments is affected by similar economic conditions.

	Business Segments
	Carbon Materials & Chemicals	Railroad & Utility Products	All Other	Total

	(In millions)
Year ended December 31, 2002:
Revenues from external customers	$403.0	$327.3	$—	$730.3
Intersegment revenues	23.4	—	—	23.4
Depreciation and amortization	19.1	7.5	2.1	28.7
Operating profit (loss)	29.4	16.9	(2.0)	44.3
Segment assets	284.6	127.7	51.5	463.8
Capital expenditures	12.9	6.6	0.2	19.7

Year ended December 31, 2001:
Revenues from external customers	$419.7	$287.9	$—	$707.6
Intersegment revenues	18.9	—	—	18.9
Depreciation and amortization	20.3	8.0	2.1	30.4
Operating profit (loss)	32.3	11.7	(1.7)	42.3
Segment assets	278.6	126.2	50.4	455.2
Capital expenditures	15.6	5.0	0.4	21.0

Year ended December 31, 2000:
Revenues from external customers	$421.3	$302.2	$—	$723.5
Intersegment revenues	16.9	—	—	16.9
Depreciation and amortization	19.8	8.0	2.2	30.0
Operating profit (loss)	36.3	13.9	(0.9)	49.3

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2002	2001	2000
	(In millions)
Profit or Loss
Operating profit for reportable segments	$46.3	$44.0	$50.2
Corporate depreciation and amortization	(2.1)	(2.1)	(2.2)
Equity in earnings of affiliates	—	0.3	2.2
Other including Section 29 tax credits	9.9	8.6	9.9

Income before interest expense, income tax provision and minority interest	$54.1	$50.8	$60.1

Assets
Total assets for reportable segments	$412.3	$404.8
Deferred financing	6.5	8.4
Deferred taxes	40.3	41.5
Fixed assets	1.5	1.7
Other, including equity investments	16.8	13.8
Cash and short-term investments	1.2	1.2
Elimination of intercompany receivables	(14.8)	(16.2)

Total consolidated assets	$463.8	$455.2

Geographic Information
United States:
Revenues from external customers	$511.4	$502.1
Long-lived assets	189.2	191.0
Australia and Pacific Rim:
Revenues from external customers	$118.9	$107.9
Long-lived assets	38.5	42.9
Europe:
Revenues from external customers	$100.0	$97.6
Long-lived assets	16.5	15.4

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Financial Information for Subsidiary Guarantors

The Company’s payment obligations under the 9-7/8% Senior Subordinated Notes due 2007 (the “Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers Industries, Inc. (parent), Koppers Australia Pty. Limited, and Koppers Industries of Delaware, Inc. (collectively, the “Guarantor Subsidiaries”). The Notes have not been guaranteed by KHC Assurance, Inc., Koppers Europe, and KSA Limited Partnership (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Summarized Condensed Financial Information

For the Year Ended December 31, 2002

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$158.3	$116.6	$198.7	$(254.0)	$219.6
Non-current assets	261.5	50.9	121.3	(189.5)	244.2
Current liabilities	290.3	19.1	100.0	(253.3)	156.1
Non-current liabilities	256.7	2.2	21.1	—	280.0
Net sales	471.5	129.7	170.7	(41.6)	730.3
Gross profit (after depreciation and amortization)	46.3	43.2	10.5	(11.7)	88.3
Net income (loss)	1.3	19.9	4.3	(9.0)	16.5

Summarized Condensed Financial Information

For the Year Ended December 31, 2001

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$160.5	$100.4	$192.4	$(247.4)	$205.9
Non-current assets	264.3	47.2	125.9	(188.1)	249.3
Current liabilities	239.1	24.5	101.6	(248.5)	116.7
Non-current liabilities	289.6	4.9	19.1	(0.2)	313.4
Net sales	466.7	118.6	163.2	(40.9)	707.6
Gross profit (after depreciation and amortization)	51.0	41.3	14.8	(18.5)	88.6
Net income (loss)	1.7	18.3	9.0	(15.7)	13.3

Summarized Condensed Financial Information

For the Year Ended December 31, 2001

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$170.3	$107.3	$170.5	$(226.2)	$221.9
Non-current assets	267.5	46.7	49.1	(101.3)	262.0
Current liabilities	219.9	28.7	92.5	(226.6)	114.5
Non-current liabilities	244.1	18.0	76.0	(3.3)	334.8
Net sales	526.7	127.4	93.5	(24.1)	723.5
Gross profit (after depreciation, amortization and restructuring)	51.3	45.2	9.6	(11.4)	94.7
Net income (loss)	(3.5)	20.4	6.5	(8.7)	14.7

KOPPERS INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002	2001	2002	2001	2002	2001	2002	2001
	(In millions, except per share figures)
Net sales	$165.3	$174.7	$191.6	$189.3	$198.2	$176.7	$175.2	$166.9
Operating profit	$6.2	$4.0	$13.1	$15.0	$14.5	$12.9	$10.5	$10.4
Net income	$1.8	$0.6	$5.6	$5.7	$6.5	$4.6	$2.6	$2.4
Net income (loss) to common stock	$(4.7)	$0.6	$5.6	$(3.4)	$6.5	$4.6	$2.6	$2.4
Earnings (loss) per share of common stock:
Basic earnings (loss) per share	$(3.74)	$0.45	$4.79	$(2.61)	$5.77	$3.42	$2.40	$1.80
Diluted earnings (loss) per share	$(3.74)	$0.16	$1.60	$(2.61)	$1.87	$1.25	$0.76	$0.65

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, Koppers Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Koppers Inc.

By:	/s/ Donald E. Davis
Donald E. Davis, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Robert Cizik Robert Cizik	Non-Executive Chairman and Director	March 5, 2003

/s/ Walter W. Turner Walter W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2003

/s/ Donald E. Davis Donald E. Davis	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 5, 2003

/s/ Clayton A. Sweeney Donald E. Davis	Director	March 5, 2003

/s/ Christian L. Oberbeck Christian L. Oberbeck	Director	March 5, 2003

/s/ David M. Hillenbrand David M. Hillenbrand	Director	March 5, 2003

CERTIFICATIONS

I, Walter W. Turner, certify that:

1.	I have reviewed this annual report on Form 10-K of Koppers Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ Walter W. Turner
Walter W. Turner President and Chief Executive Officer

I, Donald E. Davis, certify that:

1.	I have reviewed this annual report on Form 10-K of Koppers Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ Donald E. Davis
Donald E. Davis President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated and Amended Articles of Incorporation of the Company (Incorporated by reference from Exhibit 4.1 of the Company’s Form S – 8 Registration Statement filed December 22, 1997).
3.2	Restated and Amended By –Laws of the Company (Incorporated by reference from Exhibit 4.2 of the Company’s Form S –8 Registration Statement filed December 22, 1997).
4.1

Indenture between the Company and Integra Trust Company, National Association, as Trustee (Incorporated by reference to respective exhibits to the Company’s Form 10 –K for the year ended December 31, 1993).

4.2

Indenture, dated as of December 1, 1997 between the Company and PNC Bank, National Association, as Trustee (Incorporated by reference to respective exhibits to the Company’s Form S –4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).

9.2

Stock Subscription Agreement dated as of December 26, 1988 (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

9.3

Stockholders’ Agreement by and among Koppers Industries, Inc., Saratoga Partners III, L. P. and the Management Investors referred to therein, dated December 1, 1997 (Incorporated by reference from Exhibit 4.3 of the Company’s Form S –8 Registration Statement filed December 22, 1997).

10.1

Asset Purchase Agreement, dated as of December 28, 1988, between the Company and Koppers Company, Inc. (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

10.2

Asset Purchase Agreement Guarantee, dated as of December 28, 1988, provided by Beazer PLC (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

*10.6

Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

*10.7

Koppers Industries, Inc. Non–contributory Long Term Disability Plan for Salaried Employees (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

*10.8

Koppers Industries, Inc. Employee Savings Plan (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).

*10.10

Koppers Industries, Inc. Survivor Benefit Plan (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).

*10.25

Restated and Amended Employee Stock Option Plan (Incorporated by reference to respective exhibits to the Company’s Amendment No. 1 to Form S –1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).

10.27	Volume Treatment Agreement CSX –Koppers dated as of January 30, 1997 (Incorporated by reference to respective exhibits to the Company’s Form 10 –K for the year ended December 31, 1996).

Exhibit No.	Description

10.28

Credit Agreement, dated as of December 1, 1997 by and among the Company, the Banks from time to time parties thereto and Swiss Bank Corporation and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company’s Form S –4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).

10.29

Advisory Services Agreement between the Company and Saratoga Partners III, L.P. (Incorporated by reference to respective exhibits to the Company’s Form S –4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).

*10.30	Compensation contracts and Promissory Note for Robert Cizik (Incorporated by reference to respective exhibits to the Company’s Form 10 –K for the year ended December 31, 1999).
*10.31	Koppers Industries, Inc. 1997 Stock Option Plan (Incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).
*10.32

Koppers Industries, Inc. 1998 Stock Option Plan, as Restated and Amended as of November 9, 1999 (Incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).

*10.33	Koppers Industries, Inc. 2001 Senior Management Incentive Plan (Incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).
10.34

Treatment Services Agreement between the Company and CSX Transportation, Inc. dated October 4, 2002 (Incorporated by reference to respective exhibits to the Company’s Form 10-Q for the quarter ended September 30, 2002).

*10.35	Employment agreement with Steven R. Lacy dated April 5, 2002, filed herewith.
*10.36	Employment agreement with David Whittle dated August 18, 2000, filed herewith.
*10.37	Employment agreement with Robert H. Wombles dated August 1, 2001, filed herewith.
21.1	Amended List of Subsidiaries of the Company (Incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).
23.1	Consent of Ernst & Young LLP, filed herewith.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensatory plan arrangement

KOPPERS INDUSTRIES, INC.

SCHEDULE II –VALUATION AND QUALIFYING ACCOUNTS

(In millions)

For the years ended December 31, 2002, 2001 and 2000

	Balance at beginning of year	Additions charged to Expense	Deductions	Balance at close of year
2002
Allowance for doubtful accounts	$1.0	$0.1	$0.2	$0.9

2001
Allowance for doubtful accounts	$0.9	$2.3	$2.2	$1.0

2000
Allowance for doubtful accounts	$1.1	$3.3	$3.5	$0.9