Form 10-Q
period 2003-03-31
KOPPERS INC
filed 2003-05-06
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          to

Commission file number 1-12716

KOPPERS INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1588399
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

436 Seventh Avenue

Pittsburgh, Pennsylvania 15219

(Address of principal executive offices)

(412) 227-2001

(Registrant’s telephone number, including area code)

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

Common Stock, par value $.01 per share, outstanding at April 10, 2003 amounted to 1.0 million shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions except per share amounts)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net sales	$180.2	$165.3
Operating expenses:
Cost of sales	153.1	143.4
Depreciation and amortization	8.5	6.9
Selling, general and administrative	11.9	8.8

Total operating expenses	173.5	159.1
Operating profit	6.7	6.2
Other income (expense)	(0.2)	2.1

Income before interest expense, income taxes and minority interest	6.5	8.3
Interest expense	5.3	5.7

Income before income taxes and minority interest	1.2	2.6
Income taxes	0.5	0.6
Minority interest	0.3	0.2

Income before cumulative effect of accounting change	0.4	1.8
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	(18.1)	—

Net income (loss)	$(17.7)	$1.8

Earnings (loss) per share of common stock:
Basic earnings (loss) per share before cumulative effect of accounting change	$0.35	$(3.74)
Cumulative effect of accounting change	(17.31)	—

Basic (loss) per share	$(16.96)	$(3.74)

Diluted earnings (loss) per share before cumulative effect of accounting change	0.11	(3.74)
Cumulative effect of accounting change	(5.34)	—

Diluted (loss) per share	$(5.23)	$(3.74)

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11.4	$9.5
Accounts receivable less allowance for doubtful accounts of $1.0 in 2003 and $0.9 in 2002	98.0	95.9
Inventories:
Raw materials	48.1	54.4
Work in process	4.6	4.8
Finished goods	58.6	54.8
LIFO reserve	(10.9)	(10.4)

Total inventories	100.4	103.6
Deferred tax benefit	5.2	5.1
Other	6.3	5.5

Total current assets	221.3	219.6
Equity investments	11.1	11.3
Fixed assets	439.0	417.4
Less: accumulated depreciation	(283.7)	(262.1)

Net fixed assets	155.3	155.3
Goodwill	30.4	29.2
Deferred tax benefit	47.9	35.2
Other assets	12.5	13.2

Total assets	$478.5	$463.8

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52.1	$67.8
Accrued liabilities	42.6	35.2
Revolving credit	43.0	31.3
Current portion of term loans	21.1	21.8

Total current liabilities	158.8	156.1
Long-term debt:
Revolving credit	2.5	1.9
Term loans	30.7	31.7
Senior Subordinated Notes due 2007	175.0	175.0

Total long-term debt	208.2	208.6
Other long-term reserves	100.6	71.4

Total liabilities	467.6	436.1
Common stock subject to redemption	22.6	23.1
Minority interest	5.0	5.4
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 2.3 shares issued in 2003 and 2002	—	—
Common stock, $.01 par value per share; 37.0 shares authorized, 2.8 shares issued in 2003 and 2002	—	—
Capital in excess of par value	12.9	12.9
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained earnings	29.4	46.5
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(10.7)	(14.6)
Minimum pension liability, net of tax	(12.4)	(12.4)

Total accumulated other comprehensive loss	(23.1)	(27.0)
Treasury stock, at cost, 1.8 shares in 2003 and 1.7 shares in 2002	(35.3)	(32.6)

Total liabilities and stockholders’ equity	$478.5	$463.8

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash (used in) operating activities	$(3.9)	$(5.0)
Cash provided by (used in) investing activities:
Capital expenditures	(2.0)	(3.5)
Other	—	0.9

Net cash (used in) investing activities	(2.0)	(2.6)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	77.4	55.7
Repayments of revolving credit	(65.2)	(44.0)
Repayment of long-term debt	(1.8)	(1.1)
Payment of deferred financing costs	(0.3)	—
Purchases of common stock	(2.7)	(4.1)

Net cash provided by financing activities	7.4	6.5
Effect of exchange rates on cash	0.4	(0.2)

Net increase (decrease) in cash	1.9	(1.3)
Cash and cash equivalents at beginning of period	9.5	5.2

Cash and cash equivalents at end of period	$11.4	$3.9

See accompanying notes.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc. and its subsidiaries’ (“Koppers” or the “Company”) financial position and interim results as of and for the periods presented have been included. Because Koppers’ business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2002 has been summarized from the audited fiscal year 2002 balance sheet.

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2002 Annual Report on Form 10-K.

(2)	Asset Retirement Obligations. Effective January 1, 2003 the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million ($17.31 per share and $5.34 per share for basic and diluted, respectively). The effect of the change on the three months ended March 31, 2003 was to increase income before the cumulative effect of the accounting change by $0.3 million ($0.30 per share and $0.09 per share for basic and diluted, respectively). The pro forma effects of the application of Statement No. 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three Months Ended March 31,
	2003	2002
Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:
Net income (millions)	$0.4	$1.4
Basic earnings (loss) per share	0.35	(4.09)
Diluted earnings (loss) per share	0.11	(4.09)

The Company recognizes asset retirement obligations for i) storage tank inspections and the removal and disposal of residues; ii) dismantling of certain tanks required by governmental authorities; iii) inspection, cleaning and dismantling costs for owned railcars; and iv) inspection and cleaning costs for leased railcars and barges. The following table describes changes to the Company’s asset retirement obligation liability at March 31, 2003 (in millions):

Asset retirement obligation at beginning of year	$—
Liability recognized in transition	33.4
Accretion expense	0.6
Depreciation expense	0.3
Expenses incurred	1.3

Asset retirement obligation at March 31, 2003	$33.0

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The pro forma asset retirement obligation liability balances as if Statement No. 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

	March 31,
	2003	2002
	(In millions)
Pro forma amounts of liability for asset retirement obligation at beginning of year	$33.4	$31.2
Pro forma amounts of liability for asset retirement obligation at end of quarter	33.0	31.8

(3)	Impact of Recently Issued Accounting Standards

In December 2002 the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Statement 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. For the three months ended March 31, 2003 the effect of expensing stock options was immaterial to net income and earnings per share.

In July 2002 the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Effective January 1, 2003 the Company adopted the provisions of Statement No. 146, which had no impact on the earnings or financial position of the Company.

(4)	Legal Proceedings

Government Investigation

On December 4, 2002 European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the EC and the DOJ. As a result of such cooperation, in February 2003 the EC granted the Company’s request for exemption from penalties for any infringement the Commission may find as a result of its investigation concerning pitch. Additionally, in April 2003 the DOJ granted the Company’s request for exemption from penalties for any infringement the DOJ may find as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products. These exemptions were granted upon certain conditions, including the continued cooperation of the Company. The Company is currently unable to determine the outcome of the investigations. There can be no assurance that the outcome of these matters will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(5)	Environmental and Other Matters

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

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company’s inception on December 29, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of reinsurance companies Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

Four sites owned and/or operated by Koppers are listed on the National Priorities List (“NPL”) promulgated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). The sites include the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many Koppers sites are or have been operated under Resource Conservation and Recovery Act (“RCRA”) permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the environmental remediation portion of the Indemnity have averaged approximately $8 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fails to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Green Spring

The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX Transportation, Inc. (“CSX”) arising from the operation of the Company’s wood treating facility in Green Spring, West Virginia (“Green Spring”). A trial of the claims of eight “test” plaintiffs began on March 11, 2002. As a result of the Company’s motion for summary judgment filed before the commencement of the trial and the Company’s motion for a directed verdict during the trial, the court found the claims against the Company to be without merit and dismissed all such claims. The Court entered judgment for the Company on June 25, 2002. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988. The time in which to appeal the judgment in favor of the Company has expired.

Although the claims of the eight “test” plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002 the jury returned its verdict in the trial of the claims of the eight “test” plaintiffs. The jury found in favor of Beazer East and CSX with respect to the claims of four of the eight “test” plaintiffs relating to medical monitoring. With regard to the remaining four plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX filed various post-trial motions in connection with the trial, and the presiding judge denied all motions other than that Beazer East and CSX had operated the facility as a joint venture. The parties have the right to appeal these rulings. Plaintiffs challenged certain of the judge’s rulings by a Writ of Prohibition to the West Virginia Supreme Court, which was denied.

The claims of the remaining plaintiffs (approximately 85) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003 the Court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial is scheduled for July 2003. The remaining plaintiffs are former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs’ allegations against the defendants include personal injuries and property damage related to the operation of Green Spring over a lengthy period of time. There can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Grenada

The Company and other defendants including Beazer East, Illinois Central Railroad and Heatcraft, Inc. have been named in five toxic tort lawsuits in Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water, groundwater and air emissions from Grenada and the Heatcraft facility. Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries and property damage. Although the Company intends to vigorously defend this case, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Other Environmental Matters

In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over three years. The first payment in the amount of $1.0 million was made in April 2003.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

(6)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerators for basic and diluted:
Income before cumulative effect of accounting change	$0.4	$1.8
Preferred stock dividend	—	(6.5)

Net income (loss) available to common stockholders before cumulative effect of accounting change	0.4	(4.7)
Net income (loss) to common stockholders	(17.7)	(4.7)
Denominators:
Weighted-average common shares	1.0	1.2
Effect of dilutive securities:
Senior convertible preferred stock	2.3	2.3
Employee stock options	0.1	0.1

Dilutive potential common shares	2.4	2.4

Denominators for diluted earnings per share-adjusted weighted-average shares and assumed conversions	3.4	3.6
Income (loss) before cumulative effect of accounting change:
Basic earnings (loss) per share	0.35	(3.74)
Diluted earnings (loss) per share	0.11	(3.74)
Cumulative effect of accounting change:
Basic (loss) per share	(17.31)	—
Diluted (loss) per share	(5.34)	—
Net (loss):
Basic (loss) per share	$(16.96)	$(3.74)

Diluted (loss) per share	$(5.23)	($3.74)

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The senior convertible preferred stock and employee stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2002 since it would have resulted in an antidilutive effect.

(7)	Comprehensive Income

	Three Months Ended March 31,
	2003	2002
	(In millions)
Net income (loss)	$(17.7)	$1.8
Other comprehensive income:
Unrealized currency translation gain	3.9	1.2

Total comprehensive income (loss)	$(13.8)	$3.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Net sales:
Carbon Materials & Chemicals	$103.8	$89.2
Railroad & Utility Products	76.4	76.1

Total	$180.2	$165.3
Percentage of net sales:
Carbon Materials & Chemicals	57.6%	54.0%
Railroad & Utility Products	42.4%	46.0%

Total	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	12.2%	11.2%
Railroad & Utility Products	8.3%	6.9%

Total	10.3%	9.1%
Operating profit:
Carbon Materials & Chemicals	$4.6	$3.9
Railroad & Utility Products	2.5	2.6
All Other	(0.4)	(0.3)

Total	$6.7	$6.2

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002.

Net Sales. Net sales for the three months ended March 31, 2003 were higher than the same period in 2002 due primarily to higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased due primarily to higher selling prices for products in Europe and Australia. Net sales for Railroad & Utility Products increased slightly as higher sales prices for railroad crossties more than offset lower volumes for utility poles. Inter-segment revenues were $6.5 million and $5.2 million for Carbon Materials & Chemicals for the quarters ended March 31, 2003 and 2002, respectively.

Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization increased for both segments. Gross margin for Carbon Materials & Chemicals increased due primarily to higher prices for all major products in Europe and Australia. Gross margin for Railroad & Utility Products increased due primarily to a legal settlement in the prior year.

Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due primarily to the expensing of certain acquisition costs.

Other Income. Other income for 2003 consists of income from equity investments. Other income for 2002 includes the monetization of energy tax credits related to the production of coke at the Company’s facility located in Monessen, Pennsylvania (the “Monessen Facility”). The tax credits expired at the end of 2002 and it has not been determined whether they will be renewed. See Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Interest Expense. Interest expense decreased due to lower debt levels and lower interest rates, as compared to the prior year quarter.

Income taxes. The effective tax rate for 2003 increased as a result of the composition of earnings among domestic and foreign operations.

Net Income. Net income was lower than 2002 primarily as a result of the adoption of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

The Company’s liquidity needs are primarily for debt service, capital maintenance and acquisitions. The Company believes that its cash flow from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company’s expenditures and service its indebtedness, the Company would be required to raise additional funds. The Company is currently in the process of negotiating with financial institutions to obtain new financing for the expiring portions of its bank debt.

As of March 31, 2003 the Company had $11.4 million of cash and cash equivalents and $22.7 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of March 31, 2003 $12.2 million of commitments were utilized by outstanding standby letters of credit.

Net cash used in operating activities was lower than the prior year as the loss of cash from the Monessen tax credits was partially offset by the lack of dismantling expenditures related to the closure of the wood treating facility in Feather River, California in the prior year quarter. See Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Capital expenditures were lower than the prior year due to severe winter weather.

Net cash provided by financing activities in 2003 increased due to a higher level of net borrowings to finance a larger increase in working capital requirements as compared to the prior year quarter.

Schedule of Certain Contractual Obligations

The following table details the future projected payments for the Company’s significant contractual obligations.

Contractual Obligations

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Long Term Debt	$272.3	$64.1	$33.2	$175.0	$—
Operating Leases	78.7	21.1	29.1	13.7	14.8

Total Contractual Cash Obligations	$351.0	$85.2	$62.3	$188.7	$14.8

Schedule of Certain Other Commercial Commitments

The following table details the future projected payments for the Company’s significant other commercial commitments.

Other Commercial Commitments

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Lines of Credit (Unused)	$44.8	$44.8	$—	$—	$—
Standby Letters of Credit	12.2	12.2	—	—	—
Guarantees	2.5	—	2.5	—	—

Total Commercial Commitments	$59.5	$57.0	$2.5	$—	$—

Recently Issued Accounting Standards

Effective January 1, 2003 the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million net of income taxes of $11.7 million ($17.31 per share and $5.34 per share for basic and diluted earnings per share, respectively). The Company recognizes asset retirement obligations for i) storage tank inspections and the removal and disposal of residues; ii) dismantling of certain tanks required by governmental authorities; iii) inspection, cleaning and dismantling costs for owned railcars; and iv) inspection and cleaning costs for leased railcars and barges.

Government Investigation

On December 4, 2002 EC representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The DOJ also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the EC and the DOJ. As a result of such cooperation, in February 2003 the European Commission granted the Company’s request for exemption from penalties for any infringement that the Commission may find as a result of its investigation concerning tar pitch.

Additionally, in April 2003 the DOJ granted the Company’s request for exemption from penalties for any infringement the DOJ may find as a result of imports of pitch, creosote or naphthalene, or the purchase for export of coal tar used to produce these products. These exemptions were granted upon certain conditions, including the continued cooperation of the Company. The Company is currently unable to determine the outcome of the investigations. There can be no assurance that the outcome of these matters will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

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

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Acquisition. Under the related asset purchase agreement between the Company and Beazer East, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, to the extent attributable to acts or omissions occurring prior to the Acquisition, including, with certain limited exceptions, liabilities and costs of compliance with environmental laws. Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee. Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of reinsurance companies Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

Four sites owned and/or operated by Koppers are listed on the NPL promulgated under CERCLA. The sites include the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the Follansbee, West Virginia carbon materials and chemicals facility. In addition, many Koppers sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted on several of these sites. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity.

To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the environmental remediation portion of the Indemnity have averaged approximately $8 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fails to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an amount that could be significant.

Green Spring

The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX, arising from the operation of Green Spring. A trial of the claims of eight “test” plaintiffs began on March 11, 2002. As a result of the Company’s motion for summary judgment filed before the commencement of the trial and the Company’s motion for a directed verdict during the trial, the court found the claims against the Company to be without merit and dismissed all such claims. The Court entered judgment for the Company on June 25, 2002. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988. The time within which to appeal the judgment in favor of the Company has expired.

Although the claims of the eight “test” plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002 the jury returned its verdict in the trial of the claims of the eight “test” plaintiffs. The jury found in favor of Beazer East and CSX with respect to the claims of four of the eight “test” plaintiffs relating to medical monitoring. With regard to the remaining four plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX filed various post-trial motions in connection with the trial, and the presiding judge denied all motions other than that Beazer East and CSX had operated the facility as a joint venture. The parties have the right to appeal these rulings. Plaintiffs challenged certain of the judge’s rulings by a Writ of Prohibition to the West Virginia Supreme Court, which was denied.

The claims of the remaining plaintiffs (approximately 85) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003 the Court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial is scheduled for July 2003. The remaining plaintiffs are former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs’ allegations against the defendants include personal injuries and property damage related to the operation of Green Spring over a lengthy period of time. There can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Grenada

The Company and other defendants including Beazer East, Illinois Central Railroad and Heatcraft, Inc. have been named in five toxic tort lawsuits in Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water, groundwater and air emissions from Grenada and the Heatcraft facility. Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries and property damage. Although the Company intends to vigorously defend this case, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Other Environmental Matters

In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over three years. The first payment in the amount of $1.0 million was made in April 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2003 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is being investigated for industry competitive practices concerning pitch, creosote and naphthalene. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders on February 19, 2003 the following individuals were unanimously elected to continue as Directors: Robert Cizik, Christian L. Oberbeck, David M. Hillenbrand, Clayton A. Sweeney, and Walter W. Turner. Additionally, the shareholders unanimously ratified the retention of Ernst & Young LLP by the Audit Committee to continue as independent auditor of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.38 Timber Tie Treating Agreement between the Company and The Burlington Northern and Santa Fe Railway Company dated April 28, 2003. Certain portions of the Timber Tie Treating Agreement have been omitted pursuant to a request for confidential treatment. The entire Timber Tie Treating Agreement has been filed confidentially with the Securities and Exchange Commission.

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

KOPPERS INC. (Registrant)

Date:	May 6, 2003	By:	/s/ DONALD E. DAVIS
Donald E. Davis, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

CERTIFICATIONS

I, Walter W. Turner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Koppers Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ WALTER W. TURNER
Walter W. Turner President and Chief Executive Officer

I, Donald E. Davis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Koppers Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ DONALD E. DAVIS
Donald E. Davis Vice President and Chief Financial Officer