Form 10-Q
period 2003-06-30
KOPPERS INC
filed 2003-08-04
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to                              Commission file number 1-12716

KOPPERS INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1588399 (I.R.S. Employer Identification No.)

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

Yes  ☐  No  ☒

Common Stock, par value $.01 per share, outstanding at July 10, 2003 amounted to 0.8 million shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KOPPERS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net sales	$207.3	$191.6	$387.5	$356.9
Operating expenses:
Cost of sales	172.9	159.9	326.0	303.3
Depreciation and amortization	8.5	7.1	17.0	14.0
Selling, general and administrative	15.8	11.5	27.7	20.3

Total operating expenses	197.2	178.5	370.7	337.6

Operating profit	10.1	13.1	16.8	19.3
Other income (expense)	0.1	3.0	(0.1)	5.1

Income before interest expense, income taxes and minority interest	10.2	16.1	16.7	24.4
Interest expense	5.2	6.0	10.5	11.7

Income before income taxes and minority interest	5.0	10.1	6.2	12.7
Income tax provision	2.4	4.3	2.9	4.9
Minority interest	0.4	0.2	0.7	0.4

Income before cumulative effect of accounting change	2.2	5.6	2.6	7.4
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	—	—	(18.1)	—

Net income (loss)	$2.2	$5.6	$(15.5)	$7.4

Earnings (loss) per share of common stock:
Basic earnings (loss) per share before cumulative effect of accounting change	$(0.08)	$4.79	$0.30	$0.74
Cumulative effect of accounting change	—	—	(18.63)	—

Basic earnings (loss) per share	$(0.08)	$4.79	$(18.33)	$0.74

Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.08)	$1.60	$0.30	$0.74
Cumulative effect of accounting change	—	—	(18.63)	—

Diluted earnings (loss) per share	$(0.08)	$1.60	$(18.33)	$0.74

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8.8	$9.5
Accounts receivable less allowance for doubtful accounts of $1.1 in 2003 and $0.9 in 2002	109.5	95.9
Inventories:
Raw materials	56.2	54.4
Work in process	4.4	4.8
Finished goods	59.8	54.8
LIFO reserve	(11.6)	(10.4)

Total inventories	108.8	103.6
Deferred tax benefit	5.2	5.1
Other	5.7	5.5

Total current assets	238.0	219.6
Equity investments	10.6	11.3
Fixed assets	451.2	417.4
Less: accumulated depreciation	(296.1)	(262.1)

Net fixed assets	155.1	155.3
Goodwill	31.8	29.2
Deferred tax benefit	47.3	35.2
Other assets	13.9	13.2

Total assets	$496.7	$463.8

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55.1	$67.8
Accrued liabilities	38.8	35.2
Revolving credit	18.8	31.3
Current portion of term loans	11.2	21.8

Total current liabilities	123.9	156.1
Long-term debt:
Revolving credit	15.6	1.9
Term loans	67.9	31.7
Senior Subordinated Notes due 2007	175.0	175.0

Total long-term debt	258.5	208.6
Other long-term reserves	102.0	71.4

Total liabilities	484.4	436.1
Common stock subject to redemption	21.7	23.1
Minority interest	5.7	5.4
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 2.3 shares issued in 2003 and 2002	—	—
Common stock, $.01 par value per share; 37.0 shares authorized, 2.8 shares issued in 2003 and 2002	—	—
Capital in excess of par value	13.0	12.9
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained earnings	29.4	46.5
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(2.6)	(14.6)
Minimum pension liability, net of tax	(12.4)	(12.4)

Total accumulated other comprehensive loss	(15.0)	(27.0)
Treasury stock, at cost, 2.0 shares in 2003 and 1.7 shares in 2002	(41.9)	(32.6)

Total liabilities and stockholders’ equity	$496.7	$463.8

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Cash provided by (used in) operating activities	$(7.5)	$1.4
Cash provided by (used in) investing activities:
Capital expenditures	(5.7)	(8.6)
Other	—	1.1

Net cash (used in) investing activities	(5.7)	(7.5)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	180.2	133.8
Repayments of revolving credit	(179.4)	(103.9)
Borrowings from long-term debt	75.0	—
Repayment of long-term debt	(49.5)	(9.2)
Payment of deferred financing costs	(2.6)	—
Dividends paid	(3.1)	(9.9)
Purchases of common stock	(9.1)	(4.4)

Net cash provided by financing activities	11.5	6.4
Effect of exchange rates on cash	1.0	(0.2)

Net increase (decrease) in cash	(0.7)	0.1
Cash and cash equivalents at beginning of period	9.5	5.2

Cash and cash equivalents at end of period	$8.8	$5.3

See accompanying notes.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The accompanying unaudited consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc. and its subsidiaries’ (“Koppers” or the “Company”) financial position and interim results as of and for the periods presented have been included. Because Koppers’ business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2002 has been summarized from the audited fiscal year 2002 balance sheet.

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2002 Annual Report on Form 10-K.

(2)	Refinancing. In May 2003 the Company refinanced substantially all of its bank debt, incurring fees and expenses to date of approximately $2.6 million. The new credit facilities provide for term loans of $75 million and a revolving credit facility of up to $100 million. The credit agreement is for a period of four years, with required term loan repayments of $5.6 million in 2003, $13.1 million in 2004, $18.8 million in 2005, $24.4 million in 2006 and $13.1 million in 2007. The loans are secured by substantially all the assets of the Company, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants. As a result of the refinancing, $0.4 million of deferred financing costs associated with the previous loans were written off.

(3)	Dividend and Stock Redemption. On May 28, 2003 the Company declared a dividend of $1.00 per share of common and preferred stock to shareholders of record June 2, which was paid on or about June 4. On May 16, 2003 the Company redeemed all shares of Koppers common stock from the Company’s 401(k) plans for $5.2 million.

(4)	Asset Retirement Obligations. Effective January 1, 2003 the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million ($17.31 per share and $5.34 per share for basic and diluted, respectively, for the three months ended March 31, 2003 and $18.63 per share for both basic and diluted for the six months ended June 30, 2003). The effect of the change on the three months ended June 30, 2003 was to increase income by $0.3 million ($0.30 per share and $0.09 per share for basic and diluted, respectively) and the effect of the change on the six months ended June 30, 2003 was to increase income before the cumulative

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

effect of the accounting change by $0.7 million ($0.82 per share and $0.54 per share for basic and diluted, respectively). The pro forma effects of the application of Statement No. 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:
Net income (millions)	$2.2	$5.3	$2.6	$6.7
Basic earnings (loss) per share	(0.08)	4.54	0.30	0.13
Diluted earnings (loss) per share	$(0.08)	$1.51	$0.30	$0.13

The Company recognizes asset retirement obligations for i) storage tank inspections and the removal and disposal of residues; ii) dismantling of certain tanks required by governmental authorities; iii) inspection, cleaning and dismantling costs for owned railcars; and iv) inspection and cleaning costs for leased railcars and barges. The following table describes changes to the Company’s asset retirement obligation liability at June 30, 2003 (in millions):

Asset retirement obligation at beginning of year	$—
Liability recognized in transition	33.4
Accretion expense	1.2
Depreciation expense	0.5
Expenses incurred	(3.2)

Asset retirement obligation at June 30, 2003	$31.9

The pro forma asset retirement obligation liability balances as if Statement No. 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

	June 30,
	2003	2002
	(In millions)
Pro forma amounts of liability for asset retirement obligation at beginning of year	$33.4	$31.2
Pro forma amounts of liability for asset retirement obligation at end of quarter	31.9	32.3

(5)	Impact of Recently Issued Accounting Standards

In May 2003 the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003 for nonpublic entities as defined by the Statement. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of Statement No. 150 will require the Company to classify common stock subject to redemption as a liability as of January 1, 2004.

In April 2003 the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

after June 30, 2003, and hedging relationships designated after June 30, 2003. Statement No. 149 clarifies the definition of a derivative, and is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The Company does not expect the effect of the adoption of this statement to be material.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition with respect to its equity investments in Koppers China and KSA Limited Partnership.

In December 2002 the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Statement 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. For the six months ended June 30, 2003 the effect of expensing stock options was not material to net income and earnings per share.

In July 2002 the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Effective January 1, 2003 the Company adopted the provisions of Statement No. 146, which had no current impact on the earnings or financial position of the Company.

(6)	Legal Proceedings

Government Investigation

On December 4, 2002 European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the EC and the DOJ. The Company is also cooperating with the Canadian Competition Bureau (“CCB”). As a result of such cooperation, (i) in February 2003 the EC granted the Company’s request for exemption from penalties for any infringement the Commission may find as a result of its investigation

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

concerning pitch; (ii) in April 2003 DOJ granted the Company’s request for exemption from penalties for any infringement the DOJ may find as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003 the CCB granted the Company a provisional guarantee of immunity from prosecution under the Canadian Competition Act in respect of the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These exemptions were granted upon certain conditions, including the continued cooperation of the Company. The Company is currently unable to determine the outcome of the investigations. There can be no assurance that the outcome of these matters will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

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

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Court recently approved an amendment to plaintiffs’ complaint to add approximately 20 plaintiffs. The claims of the remaining plaintiffs (approximately 105) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003 the Court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial was initially scheduled for July 2003 but has been postponed until July 2004. The remaining plaintiffs are former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs’ allegations against the defendants include personal injuries and property damage related to the operation of Green Spring over a lengthy period of time. There can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Grenada

The Company and other defendants including Beazer East, Illinois Central Railroad and Heatcraft, Inc. have been named in five toxic tort lawsuits in Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water, groundwater and air emissions from Grenada and the Heatcraft facility. Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries and property damage. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(8)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions except per share amounts)
Numerators for basic and diluted:
Income before cumulative effect of accounting change	$2.2	$5.6	$2.6	$7.4
Preferred stock dividend	(2.3)	—	(2.3)	(6.5

Income to common stockholders before effect of accounting change	(0.1)	5.6	0.3	0.9
Cumulative effect of accounting change	—	—	(18.1)	—

Net income (loss) to common stockholders	$(0.1)	$5.6	$(17.8)	$0.9
Denominators:
Weighted-average common shares	0.9	1.2	1.0	1.2
Effect of dilutive securities:
Senior convertible preferred stock	2.3	2.3	2.3	2.3
Employee stock options	—	—	—	—

Dilutive potential common shares	2.3	2.3	2.3	2.3
Denominators for diluted earnings per share-adjusted weighted-average shares and assumed conversions	3.2	3.5	3.3	3.5
Income (loss) before cumulative effect of accounting change:
Basic earnings (loss) per share	$(0.08)	$4.79	$0.30	$0.74
Diluted earnings (loss) per share	$(0.08)	$1.60	$0.30	$0.74
Cumulative effect of accounting change:
Basic (loss) per share	$—	$—	$(18.63)	$—
Diluted (loss) per share	$—	$—	$(18.63)	$—
Net income (loss):
Basic earnings (loss) per share	$(0.08)	$4.79	$(18.33)	$0.74
Diluted earnings (loss) per share	$(0.08)	$1.60	$(18.33)	$0.74

The senior convertible preferred stock and employee stock options were not included in the computation of diluted earnings per share for the six months ended June 30, 2003 and 2002 and the three months ended June 30, 2003 since it would have resulted in an antidilutive effect.

(9)	Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In millions)		(In millions)
Net income	$2.2	$5.6	$2.6	$7.4
Other comprehensive income:
Unrealized currency translation gain	8.1	6.0	12.0	7.2

Total comprehensive income	$10.3	$11.6	$14.6	$14.6

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(10)	Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in millions)
Net sales:
Carbon Materials & Chemicals	$116.4	$106.8	$220.2	$196.0
Railroad & Utility Products	90.9	84.8	167.3	160.9

Total	$207.3	$191.6	$387.5	$356.9
Percentage of net sales:
Carbon Materials & Chemicals	56.2%	55.7%	56.8%	54.9%
Railroad & Utility Products	43.8%	44.3%	43.2%	45.1%

Total	100.0%	100.0%	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	14.3%	14.9%	13.4%	13.2%
Railroad & Utility Products	11.0%	10.8%	9.8%	8.9%

Total	12.5%	12.8%	11.5%	11.1%
Operating profit:
Carbon Materials & Chemicals	$5.6	$8.4	$10.2	$12.3
Railroad & Utility Products	5.4	5.1	7.9	7.7
All Other	(0.9)	(0.4)	(1.3)	(0.7)

Total	$10.1	$13.1	$16.8	$19.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002.

Net Sales.    Net sales for the three months ended June 30, 2003 were higher than the same period in 2002 due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased due primarily to higher sales volumes for carbon pitch. Net sales for Railroad & Utility Products increased due primarily to higher sales volumes and prices for railroad crossties in the United States. Inter-segment revenues were $6.5 million and $5.0 million for Carbon Materials & Chemicals for the quarters ended June 30, 2003 and 2002, respectively.

Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased compared to the prior year quarter. Gross margin for Carbon Materials & Chemicals decreased due primarily to higher operating costs incurred as a result of higher utility prices. Gross margin for Railroad & Utility Products increased due primarily to higher sales volumes for railroad crossties.

Depreciation and Amortization.    Depreciation and amortization increased due primarily to additional depreciation and accretion charges as a result of the adoption of SFAS 143, Accounting for Asset Retirement Obligations.

Selling, General and Administrative Expense.    As a percent of net sales, selling, general and administrative expense increased as a result of a significant bad debt write-off and severance charges. See “Liquidity and Capital Resources-Refinancing”.

Other Income.    Other income for 2002 includes the monetization of energy tax credits related to the production of coke at the Company’s facility located in Monessen, Pennsylvania (the “Monessen Facility”). See Note 6 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Interest Expense.    Interest expense decreased due primarily to lower interest rates.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002.

Net Sales.    Net sales for the six months ended June 30, 2003 were higher than the same period in 2002 as both segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due primarily to higher prices for major product lines in Australia and Europe. Net sales for Railroad & Utility Products increased due primarily to higher sales volumes for railroad crossties in the United States. Inter-segment revenues were $13.0 million and $10.2 million for Carbon Materials & Chemicals for the six months ended June 30, 2003 and 2002, respectively.

Gross Margin after Depreciation and Amortization.    Gross margin after depreciation and amortization increased for both segments. Gross margin for Carbon Materials & Chemicals increased due to higher prices for major product lines in Australia and Europe. Gross margin for Railroad & Utility Products increased due primarily to a legal settlement in the prior year.

Depreciation and Amortization.    Depreciation and amortization increased due primarily to additional depreciation and accretion charges as a result of the adoption of SFAS 143, Accounting for Asset Retirement Obligations.

Selling, General and Administrative Expense.    As a percent of net sales, selling, general and administrative expense increased due primarily to a significant bad debt write-off and severance charges.

Other Income.    Other income for 2002 includes the monetization of energy tax credits related to the production of coke at the Monessen Facility.

Interest Expense.    Interest expense decreased due primarily to lower interest rates.

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

Refinancing.    In May 2003 the Company refinanced substantially all of its bank debt, incurring fees and expenses to date of approximately $2.6 million. The new credit facilities provide for term loans of $75 million and a revolving credit facility of up to $100 million. The credit agreement is for a period of four years, with required term loan repayments of $5.6 million in 2003, $13.1 million in 2004, $18.8 million in 2005, $24.4 million in 2006 and $13.1 million in 2007. The loans are secured by substantially all the assets of the Company, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants. As a result of the refinancing, $0.4 million of deferred financing costs associated with the previous loans were written off.

As of June 30, 2003 the Company had $8.8 million of cash and cash equivalents and $32.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of June 30, 2003 $16.2 million of commitments were utilized by outstanding standby letters of credit.

Net cash used by operating activities compared to net cash provided by operating activities in the prior year was the result of lower earnings combined with a higher level of working capital buildup as compared to the prior year.

Capital expenditures were lower than the prior year due to efforts to conserve cash and delays in certain projects due to severe winter weather earlier in the year.

Net cash provided by financing activities in 2003 related to increases in term debt from the refinancing to provide for working capital requirements, payment of deferred financing costs, purchases of stock from retirees and the Company’s 401(k) plans, and the payment of a dividend totaling $3.1 million in June ($1.00 per share to holders of common and preferred stock). Net cash used in financing activities in the prior year related to borrowings from the revolving credit facility to finance an increase in working capital, purchases of stock from retirees and the payment of a dividend.

Schedule of Certain Contractual Obligations

The following table details the future projected payments for the Company’s significant contractual obligations.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Long Term Debt	$288.5	$11.2	$37.5	$239.8	$—
Operating Leases	$87.3	$19.2	$31.0	$17.5	$19.6

Total Contractual Cash Obligations	$375.8	$30.4	$68.5	$257.3	$19.6

Schedule of Certain Other Commercial Commitments

The following table details the future projected payments for the Company’s significant other commercial commitments.

Other Commercial Commitments

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Lines of Credit (Unused)	$68.0	$—	$—	$68.0	$—
Standby Letters of Credit	$16.2	$16.2	$—	$—	$—
Guarantees	$2.5	$—	$2.5	$—	$—

Total Commercial Commitments	$86.7	$16.2	$2.5	$68.0	$—

Recently Issued Accounting Standards

In May 2003 the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003 for non-public entities as defined by the Statement. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of Statement No. 150 will require the Company to classify common stock subject to redemption as a liability as of January 1, 2004.

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

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million ($17.31 per share and $5.34 per share for basic and diluted, respectively, for the three months ended June 30, 2003, and $18.63 per share for both basic and diluted for the six months ended June 30, 2003). The effect of the change on the three months ended June 30, 2003 was to increase income by $0.3 million ($0.30 per share and $0.09 per share for basic and diluted, respectively) and the effect of the change on the six months ended June 30, 2003 was to increase income before the cumulative effect of the accounting change by $0.7 million ($0.82 per share and $0.54 per share for basic and diluted, respectively).

Government Investigation

On December 4, 2002 EC representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The DOJ also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the EC and the DOJ. The Company is also cooperating with the CCB. As a result of such cooperation, (i) in February 2003 the EC granted the Company’s request for exemption from penalties for any infringement the Commission may find as a result of its investigation concerning pitch; (ii) in April 2003 DOJ granted the Company’s request for exemption from penalties for any infringement the DOJ may find as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003 the CCB granted the Company a provisional guarantee of immunity from prosecution under the Canadian Competition Act in respect of the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These exemptions were granted upon certain conditions, including the continued cooperation of the Company. The Company is currently unable to determine the outcome of the investigations. There can be no assurance that the outcome of these matters will not have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

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

The Court recently approved an amendment to plaintiffs’ complaint to add approximately 20 plaintiffs. The claims of the remaining plaintiffs (approximately 105) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003 the Court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial was initially scheduled for July 2003 but has been postponed to July 2004. The remaining plaintiffs are former employees of Green Spring, family members of such employees and residents from the communities surrounding Green Spring. Plaintiffs’ allegations against the defendants include personal injuries and property damage related to the operation of Green Spring over a lengthy period of time. There can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Grenada

The Company and other defendants including Beazer East, Illinois Central Railroad and Heatcraft, Inc. have been named in five toxic tort lawsuits in Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water, groundwater and air emissions from Grenada and the Heatcraft facility. Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries and property damage. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

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

As of June 30, 2003 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.39	Carbon Pitch Supply Agreement between the Company and Alcoa, Inc. and Subsidiaries dated January 1, 2003. Certain portions of the Carbon Pitch Supply Agreement have been omitted pursuant to a request for confidential treatment. The entire Carbon Pitch Supply Agreement has been filed confidentially with the Securities and Exchange Commission.

10.40	Credit Agreement, dated May 12, 2003, by and among the Company, the Guarantors party hereto, the Banks party hereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

(b)	Reports on Form 8-K:

On June 12, 2003 the Company filed a report on Form 8-K regarding the departure from the Company of the Vice President and Chief Financial Officer effective June 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS INC.
(Registrant)

By:	/s/ M. CLAIRE SCHAMING
M. Claire Schaming, Treasurer

Date:    August 4, 2003