Form 10-Q
period 2003-09-30
KOPPERS INC
filed 2003-11-12
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Common Stock, par value $.01 per share, outstanding at October 10, 2003 amounted to 0.8 million shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net sales	$202.5	$198.2	$590.0	$555.1
Operating expenses:
Cost of sales	169.5	164.8	495.5	468.1
Depreciation and amortization	8.3	7.2	25.3	21.2
Selling, general and administrative	12.8	11.7	40.5	32.0
Restructuring charges	1.3	—	1.3	—

Total operating expenses	191.9	183.7	562.6	521.3

Operating profit	10.6	14.5	27.4	33.8
Other income (expense)	—	2.5	(0.1)	7.6

Income before interest expense, income taxes and minority interest	10.6	17.0	27.3	41.4
Interest expense	5.5	5.7	16.0	17.4

Income before income taxes and minority interest	5.1	11.3	11.3	24.0
Income tax provision	4.6	4.6	7.5	9.5
Minority interest	0.5	0.2	1.2	0.6

Income before cumulative effect of accounting change	—	6.5	2.6	13.9

Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	—	—	(18.1)	—

Net income (loss)	$—	$6.5	$(15.5)	$13.9

Earnings (loss) per share of common stock:

Basic earnings per share before cumulative effect of accounting change	$0.06	$5.77	$0.38	$6.23
Cumulative effect of accounting change	—	—	(20.02)	—

Basic earnings (loss) per share	$0.06	$5.77	$(19.64)	$6.23

Diluted earnings per share before cumulative effect of accounting change	$0.02	$1.87	$0.38	$3.95
Cumulative effect of accounting change	—	—	(20.02)	—

Diluted earnings (loss) per share	$0.02	$1.87	$(19.64)	$3.95

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13.2	$9.5
Accounts receivable less allowance for doubtful accounts of $1.1 in 2003 and $0.9 in 2002	104.4	95.9
Inventories:
Raw materials	54.1	54.4
Work in process	4.5	4.8
Finished goods	62.3	54.8
LIFO reserve	(12.3)	(10.4)

Total inventories	108.6	103.6
Deferred tax benefit	5.2	5.1
Other	4.1	5.5

Total current assets	235.5	219.6
Equity investments	10.4	11.3
Fixed assets	456.0	417.4
Less: accumulated depreciation	(304.0)	(262.1)

Net fixed assets	152.0	155.3
Goodwill	32.2	29.2
Deferred tax benefit	48.5	35.2
Other assets	14.1	13.2

Total assets	$492.7	$463.8

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50.7	$67.8
Accrued liabilities	55.0	35.2
Revolving credit	25.0	31.3
Current portion of term loans	12.2	21.8

Total current liabilities	142.9	156.1
Long-term debt:
Revolving credit	2.2	1.9
Term loans	64.1	31.7
Senior Subordinated Notes due 2007	175.0	175.0

Total long-term debt	241.3	208.6
Other long-term reserves	94.5	71.4

Total liabilities	478.7	436.1
Common stock subject to redemption	21.6	23.1
Minority interest	5.6	5.4
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 2.3 shares issued in 2003 and 2002	—	—
Common stock, $.01 par value per share; 37.0 shares authorized, 2.8 shares issued in 2003 and 2002	—	—
Capital in excess of par value	13.0	12.9
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained earnings	29.6	46.5
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1.0)	(14.6)
Minimum pension liability, net of tax	(12.4)	(12.4)

Total accumulated other comprehensive loss	(13.4)	(27.0)
Treasury stock, at cost, 2.0 shares in 2003 and 1.7 shares in 2002	(41.8)	(32.6)

Total liabilities and stockholders’ equity	$492.7	$463.8

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash provided by operating activities	$11.4	$30.8
Cash provided by (used in) investing activities:
Capital expenditures	(9.9)	(12.7)
Other	0.7	1.4

Net cash (used in) investing activities	(9.2)	(11.3)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	230.0	178.0
Repayments of revolving credit	(236.4)	(167.0)
Borrowings from long-term debt	75.0	—
Repayment of long-term debt	(52.3)	(11.4)
Payment of deferred financing costs	(3.8)	—
Dividends paid	(3.1)	(9.8)
Purchases of common stock	(9.1)	(5.7)

Net cash provided by (used in) financing activities	0.3	(15.9)
Effect of exchange rates on cash	1.2	0.3

Net increase in cash	3.7	3.9
Cash and cash equivalents at beginning of period	9.5	5.2

Cash and cash equivalents at end of period	$13.2	$9.1

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

(2) Plant closure. In September 2003 the Company closed its utility pole treating facility in Logansport, Louisiana (“Logansport”) due to deteriorating market conditions. The closure resulted in a restructuring charge of $1.3 million, including $0.1 million of cash charges primarily for severance costs. Severance charges relate to three salaried and eleven hourly employees. In addition, $1.6 million of dismantling costs were charged to cost of sales as an adjustment to asset retirement obligations liabilities.

(3) October 2003 Refinancing. In October 2003 the Company issued $320 million of 9 7/8% Senior Secured Notes due 2013 (the “New Notes”), incurring fees and expenses of approximately $12 million. The proceeds from the New Notes were used to provide for i) the repurchase of the existing $175 million 9 7/8% Senior Subordinated Notes due 2007 (the “Old Notes”), including accrued interest of $8.6 million and a call premium of $5.8 million; ii) $88.6 million of bank debt repayment and associated fees and accrued interest; iii) $8.9 million of underwriting fees; and iv) $0.6 million of legal fees related to the refinancing. The October refinancing also included an amendment to the existing credit agreement, providing for a reduction in the term loan to $10.0 million, due in quarterly installments through November 2004. As a result of the refinancing, approximately $5 million of deferred financing costs associated with the Old Notes will be written off when the Old Notes are called, currently expected to be effective December 1, 2003.

(4) May 2003 Refinancing. In May 2003 the Company refinanced substantially all of its bank debt, incurring fees and expenses of approximately $3.8 million. The new credit facilities provided for term loans of $75 million and a revolving credit facility of up to $100 million. The credit agreement is for a period of four years, and the loans are secured by substantially all the assets of the Company, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants. As a result of the refinancing, $0.4 million of deferred financing costs associated with the previous loans were written off.

(5) Dividends and Stock Redemption. On October 16, 2003 the Company’s Board of Directors declared a dividend of $45 million to shareholders of record November 1, which was paid on or about November 4, 2003 in the amount of $14.46 per share. On May 28, 2003 the Company declared a dividend of $1.00 per share, totaling $3.1 million, for common and preferred stock to shareholders of record June 2, which was paid on or about June 4. On May 16, 2003 the Company redeemed all shares of Koppers common stock from the Company’s 401(k) plans for $5.2 million.

(6) Asset Retirement Obligations. Effective January 1, 2003 the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million ($20.02 per share for both basic and diluted for the nine months ended September 30, 2003). The effect of the change on the three months ended September 30, 2003 was to decrease income by $0.1 million ($0.19 per share and $0.05 per share for basic and diluted, respectively) and the effect of the change on the nine months ended September 30, 2003 was to increase income before the cumulative effect of the accounting change by $0.2 million ($0.17 per share and $0.47 per share for basic and diluted, respectively). The pro forma effects of the application of Statement No. 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:
Net income (millions)	$—	$6.2	$2.6	$12.8
Basic earnings per share	0.06	5.54	0.38	5.25
Diluted earnings per share	$0.02	$1.79	$0.38	$1.81

The Company recognizes asset retirement obligations for i) storage tank inspections and the removal and disposal of residues; ii) dismantling of certain tanks required by governmental authorities; iii) inspection, cleaning and dismantling costs for owned rail cars; and iv) inspection and cleaning costs for leased rail cars and barges. The following table describes changes to the Company’s asset retirement obligation liability at September 30, 2003 (in millions):

Asset retirement obligation at beginning of year	$—
Liability recognized in transition	33.4
Accretion expense	1.8
Depreciation expense	0.8
Plant closing adjustment	1.6
Expenses incurred	(4.7)

Asset retirement obligation at September 30, 2003	$32.9

The pro forma asset retirement obligation liability balances as if Statement No. 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

	September 30,
	2003	2002
	(In millions)
Pro forma amounts of liability for asset retirement obligation at beginning of year	$33.4	$31.2
Pro forma amounts of liability for asset retirement obligation at end of quarter	32.9	31.8

(7) Impact of Recently Issued Accounting Standards

In May 2003 the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003 for nonpublic entities as defined by the Statement. Statement No. 150

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of Statement No. 150 will require the Company to classify common stock subject to redemption as a liability as of January 1, 2004.

In April 2003 the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Statement No. 149 clarifies the definition of a derivative, and is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The Company has adopted Statement No. 149 and the effect of the adoption was not material.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for periods beginning after December 15, 2003. The Company has not yet determined the effect, if any, of the adoption of this Statement.

In December 2002 the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Statement 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. For the nine months ended September 30, 2003 the effect of expensing stock options was not material to net income and earnings per share.

In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also requires that, at the inception of a guarantee, the Company must recognize a liability for the fair value of the obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The Company has adopted FIN 45 and the effect of the adoption was not material.

In July 2002 the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Effective January 1, 2003 the Company adopted the provisions of Statement No. 146, and the related provisions have been applied to the closure of the Company’s Logansport, Louisiana wood treating facility on September 30, 2003.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In April 2002 the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The adoption of Statement No. 145 by the Company resulted in charges during 2003 of $0.4 million to income from continuing operations for costs related to extinguishment of debt rather than as an extraordinary item.

(8) Legal Proceedings

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

(9) Environmental and Other Matters

The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

other liabilities. The most significant of these agreements was entered into at the Company’s formation on December 28, 1988 (the “Acquisition”). Under the related Asset Purchase Agreement between the Company and Beazer East, subject to certain limitations, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers with regard to certain environmental claims or environmental cleanup liabilities and imposes certain conditions on the Company before receiving such indemnification. The Company believes that it has taken appropriate steps to satisfy all of such conditions, but Beazer East has in the past and may in the future elect to challenge the Company’s compliance with such conditions. For example, Beazer East’s obligations under the Indemnity are subject to certain limitations regarding the time period within which claims for indemnification can be brought. These limitations include certain conditions that the Company was required to meet by the twelfth anniversary of the closing date, which occurred in December 2000. Since that time, there has been an ongoing dispute between the Company and Beazer East regarding the interpretation and our satisfaction of those conditions, and the extent of Beazer East’s ongoing obligations to indemnify the Company after that date, with respect to certain matters. While Koppers and Beazer East have been working cooperatively toward an acceptable resolution to this dispute, the failure to reach such a resolution, or a resolution under terms acceptable to Koppers, could have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations.

Contamination has been identified at many of the Company’s sites. Four sites owned and/or operated by Koppers in the United States, as well as one former site the Company recently sold, are listed on the National Priorities List (“NPL”) promulgated under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). The sites include the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; the Follansbee, West Virginia carbon materials and chemicals facility; and the Company’s former Feather River, California facility, which has been sold. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, many Koppers sites are or have been operated under Resource Conservation and Recovery Act (“RCRA”) permits, and RCRA remedial and closure activities are being conducted thereunder at several of these sites.

To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases, such as the dispute with Beazer East described above. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the environmental remediation portion of the Indemnity have averaged approximately $8 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fails to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

adverse effect on the Company’s business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an additional amount that could be significant.

Also, contamination has been detected at certain of our Australian facilities. These sites include our wood preservation chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites.

Green Spring

The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX Transportation, Inc. (“CSX”) arising from the operation of the Company’s wood treating facility in Green Spring, West Virginia (“Green Spring”). A trial of the claims of eight “test” plaintiffs began on March 11, 2002. As a result of the Company’s motion for summary judgment filed before the commencement of the trial and the Company’s motion for a directed verdict during the trial, the court found the claims of the eight “test” plaintiffs against the Company to be without merit and dismissed all such claims. The Court entered judgment for the Company on June 25, 2002. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988. The final judgment in the Company’s favor was not appealed by the eight “test” plaintiffs. Although the claims of the eight “test” plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002, the jury found in favor of Beazer East and CSX with respect to the claims of four of the eight “test” plaintiffs which related to medical monitoring. With regard to the remaining four “test” plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX filed various post-trial motions in connection with the trial, all but one of which was denied.

In June 2003 the court approved an amendment to plaintiffs’ Complaint to add approximately 20 plaintiffs. The claims of the remaining plaintiffs (approximately 105) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003 the Court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial was initially scheduled for July 2003 but was postponed to July 2004. The remaining plaintiffs are former employees of Green Spring, family members of such employees and residents of the communities surrounding Green Spring. Plaintiffs’ allegations against the defendants include personal injuries and property damage related to the operation of Green Spring over a lengthy period of time, including a period of time after the Acquisition. Defendants have negotiated a tentative settlement with the plaintiffs that would result in the dismissal with prejudice of all claims against Beazer, CSX and Koppers. The tentative settlement would require no contribution from Koppers. Counsel for the parties are in the process of preparing formal documentation of the settlement. If, for any reason, the settlement is not consummated, this case will continue and there can be no assurance that an unfavorable resolution of this case will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Grenada

The Company and other defendants including Beazer East, Illinois Central Railroad and Heatcraft, Inc. have been named in four toxic tort lawsuits involving numerous plaintiffs in the state of Mississippi and one such case in federal court arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from Grenada and the Heatcraft facility. Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries. Discovery is continuing in both the federal and state cases. In addition, Koppers is seeking to transfer the venue of the state court cases to Grenada County, Mississippi. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Other Environmental Matters

In October 1996 the Company received a Clean Water Act information request from the United States Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over two years. The first payment in the amount of $1.0 million was made in April 2003.

Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a complaint against Koppers by EPA alleging certain civil and criminal violations of applicable environmental laws. The government and the Company subsequently entered into a plea agreement which provides, among other things, for the payment by the Company of a $2.1 million fine payable to EPA over two years and two years of probation. The Company’s plea was entered in August 2002 and the sentencing of the Company occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and EPA. The first payments, totaling $1.0 million, were made in December 2002. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for the Company’s suspension or debarment from governmental contracts.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(10) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions except per share amounts)
Numerators for basic and diluted:
Income before cumulative effect of accounting change	$—	$6.5	$2.6	$13.9
Preferred stock dividend	—	—	(2.3)	(6.5)

Income to common stockholders before effect of accounting change	—	6.5	0.3	7.4
Cumulative effect of accounting change	—	—	(18.1)	—

Net income (loss) to common stockholders	$—	$6.5	$(17.8)	$7.4
Denominators:
Weighted-average common shares	0.9	1.1	0.9	1.2
Effect of dilutive securities:
Senior convertible preferred stock	2.3	2.3	2.3	2.3
Employee stock options	—	—	—	—

Dilutive potential common shares	2.3	2.3	2.3	2.3
Denominators for diluted earnings per share-adjusted weighted-average shares and assumed conversions	3.2	3.4	3.2	3.5
Income (loss) before cumulative effect of accounting change:
Basic earnings per share	$0.06	$5.77	$0.38	$6.23
Diluted earnings per share	$0.02	$1.87	$0.38	$3.95
Cumulative effect of accounting change:
Basic (loss) per share	$—	$—	$(20.02)	$—
Diluted (loss) per share	$—	$—	$(20.02)	$—
Net income (loss):
Basic earnings (loss) per share	$0.06	$5.77	$(19.64)	$6.23
Diluted earnings (loss) per share	$0.02	$1.87	$(19.64)	$3.95

The senior convertible preferred stock and employee stock options were not included in the computation of diluted earnings per share for the nine months ended September 30, 2003 since it would have resulted in an antidilutive effect.

(11) Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In millions)		(In millions)
Net income	$—	$6.5	$2.6	$13.9
Other comprehensive income:
Unrealized currency translation gain	1.6	(1.6)	13.6	5.6

Total comprehensive income	$1.6	$4.9	$16.2	$19.5

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(12) Financial Information for Subsidiary Guarantors

The Company’s payment obligations under the 9 7/8% Senior Subordinated Notes due 2007 (the “Old Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers Inc. (parent), Koppers Australia Pty. Limited, and Koppers Industries of Delaware, Inc. (collectively, the “Guarantor Subsidiaries”). The Old Notes have not been guaranteed by KHC Assurance, Inc., Koppers Europe, and KSA Limited Partnership (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Summarized Condensed Financial Information

For the Nine Months Ended September 30, 2003

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$182.3	$123.1	$236.5	$(306.4)	$235.5
Non-current assets	229.9	52.8	92.1	(117.6)	257.2
Current liabilities	281.7	12.7	154.6	(306.1)	142.9
Non-current liabilities	299.5	0.2	36.2	(0.1)	335.8
Net sales	389.3	85.1	148.8	(33.2)	590.0
Gross profit (after depreciation and amortization)	29.4	24.3	30.6	(15.1)	69.2
Net income before cumulative effect of accounting change	(11.4)	15.1	12.9	(14.0)	2.6
Net income (loss)	(29.5)	15.1	12.9	(14.0)	(15.5)

Summarized Condensed Financial Information

For the Nine Months Ended September 30, 2002

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	375.6	75.7	134.6	(30.8)	555.1
Gross profit (after depreciation and amortization)	31.0	21.2	18.3	(4.7)	65.8
Net income (loss)	(11.4)	17.7	9.3	(1.7)	13.9

Summarized Condensed Financial Information

For the Three Months Ended September 30, 2003

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	138.1	28.7	47.2	(11.5)	202.5
Gross profit (after depreciation and amortization)	12.6	8.5	8.2	(4.6)	24.7
Net income (loss)	(2.8)	5.3	1.4	(3.9)	—

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summarized Condensed Financial Information

For the Three Months Ended September 30, 2002

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	133.2	28.2	47.2	(10.4)	198.2
Gross profit (after depreciation and amortization)	12.6	4.7	9.9	(1.0)	26.2
Net income (loss)	(3.3)	6.7	3.2	(0.1)	6.5

Summarized Condensed Financial Information

For the Year Ended December 31, 2002

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$158.3	$116.6	$198.7	$(254.0)	$219.6
Non-current assets	261.5	50.9	121.3	(189.5)	244.2
Current liabilities	290.3	19.1	100.0	(253.3)	156.1
Non-current liabilities	256.7	2.2	21.1	—	280.0

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(13) Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the quarters ended September 30, 2003 and 2002 were $7.2 million and $6.3 million, respectively. Intersegment revenues for the nine months ended September 30, 2003 and 2002 were $20.3 million and $16.9 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in millions)
Net sales:
Carbon Materials & Chemicals	$109.7	$110.8	$329.9	$306.8
Railroad & Utility Products	92.8	87.4	260.1	248.3

Total	$202.5	$198.2	$590.0	$555.1
Percentage of net sales:
Carbon Materials & Chemicals	54.2%	55.9%	55.9%	55.3%
Railroad & Utility Products	45.8%	44.1%	44.1%	44.7%

Total	100.0%	100.0%	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	15.9%	15.7%	14.2%	14.1%
Railroad & Utility Products	8.6%	10.6%	9.3%	9.5%

Total	12.2%	13.2%	11.7%	11.9%
Operating profit:
Carbon Materials & Chemicals	$8.6	$9.4	$18.8	$21.7
Railroad & Utility Products	2.6	5.6	10.5	13.3
All Other	(0.6)	(0.5)	(1.9)	(1.2)

Total	$10.6	$14.5	$27.4	$33.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain written and oral statements made from time to time by Koppers in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. Koppers is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from forward-looking statements.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002.

Net Sales. Net sales for the three months ended September 30, 2003 were higher than the same period in 2002 due to higher sales for Railroad & Utility Products. Net sales for Carbon Materials & Chemicals decreased slightly as sales increases in Australia and Europe, due in part to currency exchange rates, were offset by lower sales in the United States due primarily to lower coke and creosote volumes. Net sales for Railroad & Utility Products increased due primarily to higher sales prices for railroad crossties.

Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased compared to the prior year quarter. Gross margin for Carbon Materials & Chemicals increased due primarily to higher selling prices for furnace coke. Gross margin for Railroad & Utility Products decreased due primarily to dismantling charges related to the closure of Logansport.

Depreciation and Amortization. Depreciation and amortization increased due primarily to additional depreciation and accretion charges as a result of the adoption of SFAS 143, Accounting for Asset Retirement Obligations.

Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased primarily as a result of higher legal, pension and consulting expenses.

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

Income Tax Provision. The effective income tax rate increased primarily as a result of changes in the composition of earnings among domestic and foreign operations as compared to the prior year period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002.

Net Sales. Net sales for the nine months ended September 30, 2003 were higher than the same period in 2002 as both segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due primarily to higher prices for major product lines in Australia and Europe, due in part to currency exchange rates. Net sales for Railroad & Utility Products increased due primarily to higher sales prices for railroad crossties.

Gross Margin after Depreciation and Amortization. Gross margin after depreciation and amortization decreased compared to the prior year. Gross margin for Carbon Materials & Chemicals increased slightly due to higher prices for major product lines in Australia and Europe. Gross margin for Railroad & Utility Products decreased slightly as dismantling charges related to the closure of Logansport were partially offset due to a legal settlement in the prior year.

Depreciation and Amortization. Depreciation and amortization increased due primarily to additional depreciation and accretion charges as a result of the adoption of SFAS 143, Accounting for Asset Retirement Obligations.

Selling, General and Administrative Expense. As a percent of net sales, selling, general and administrative expense increased due to a bad debt write-off of $1.2 million and severance charges of $0.8 million in 2003, along with a credit in 2002 of $1.5 million as the result of benefit settlements related to a closed plant.

Other Income. Other income for 2002 includes the monetization of energy tax credits related to the production of coke at the Monessen Facility.

Interest Expense. Interest expense decreased due primarily to lower interest rates.

Income Tax Provision. The effective income tax rate increased as a result of changes in the composition of earnings among domestic and foreign operations as compared to the prior year.

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

October 2003 Refinancing. In October 2003 the Company issued $320 million of 9 7/8% Senior Secured Notes due 2013 (the “New Notes”), incurring fees and expenses of approximately $12 million. The proceeds from the New Notes were used to provide for i) the repurchase of the existing $175 million 9 7/8% Senior Subordinated Notes due 2007 (the “Old Notes”), including accrued interest of $8.6 million and a call premium of $5.8 million; ii) $88.6 million of bank debt repayment and associated fees and accrued interest; iii) $8.9 million of underwriting fees; and iv) $0.6 million of legal fees related to the refinancing. Additionally, on October 16, 2003 the Company’s Board of Directors declared a dividend in an aggregate amount of $45 million, which was paid on November 4, 2003 to common and preferred stockholders of record as of November 1, 2003. The October refinancing also included an amendment to the existing credit agreement, providing for a reduction in the term loan to $10.0 million, due in quarterly installments through November 2004. As a result of the refinancing, approximately $5 million of deferred financing costs associated with the Old Notes will be written off when the Old Notes are called, currently expected to be effective December 1, 2003.

May 2003 Refinancing. In May 2003 the Company refinanced substantially all of its bank debt, incurring fees and expenses of approximately $3.8 million. The new credit facilities provided for term loans of $75 million and a revolving credit facility of up to $100 million. The credit agreement is for a period of four years, and the loans are secured by substantially all the assets of the Company, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants. As a result of the refinancing, $0.4 million of deferred financing costs associated with the previous loans were written off.

As of September 30, 2003 the Company had $13.2 million of cash and cash equivalents and $38.5 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of September 30, 2003 $16.4 million of commitments were utilized by outstanding standby letters of credit.

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

Plant Closure. In September 2003 the Company closed its utility pole treating facility in Logansport, Louisiana due to deteriorating market conditions. The closure, which is expected to be completed in mid-2004, resulted in a restructuring charge of $1.3 million, including $0.1 million of cash charges primarily for severance costs. Severance charges relate to three salaried and eleven hourly employees. In addition, $1.6 million of dismantling costs were charged to cost of sales as an adjustment to asset retirement obligations liabilities. The Company continues to review opportunities to rationalize plant operations in order to increase capacity utilization and improve profitability.

Schedule of Certain Contractual Obligations

The following table details the future projected payments for the Company’s significant contractual obligations.

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Long Term Debt	$278.5	$37.2	$60.0	$179.1	$2.2
Operating Leases	$69.7	$19.5	$24.9	$13.9	$11.4
Common Stock Subject to Redemption	$21.6	$—	$—	$—	$21.6

Total Contractual Cash Obligations	$369.8	$56.7	$84.9	$193.0	$35.2

Schedule of Certain Other Commercial Commitments

The following table details the future projected payments for the Company’s significant other commercial commitments.

Other Commercial Commitments

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Lines of Credit (Unused)	$62.6	$—	$—	$58.6	$4.0
Standby Letters of Credit	$16.4	$16.4	$—	$—	$—
Guarantees	$7.2	$—	$1.5	$—	$5.7

Total Commercial Commitments	$86.2	$16.4	$1.5	$58.6	$9.7

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

In April 2003 the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Statement No. 149 clarifies the definition of a derivative, and is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The Company has adopted Statement No. 149 and the effect of the adoption was not material.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for periods ending after December 15, 2003. The Company has not yet determined the effect, if any, of the adoption of this Statement.

In December 2002 the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Statement 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. For the nine months ended September 30, 2003 the effect of expensing stock options was not material to net income and earnings per share.

In November 2002 the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also requires that, at the inception of a guarantee, the Company must recognize a liability for the fair value of the obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The Company has adopted FIN 45 and the effect of the adoption was not material.

In July 2002 the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Effective January 1, 2003 the Company adopted the provisions of Statement No. 146, and the related provisions have been applied to the closure of the Company’s Logansport, Louisiana wood treating facility on September 30, 2003.

In April 2002 the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The adoption of Statement No. 145 by the Company resulted in charges during 2003 to income from continuing operations for costs related to extinguishment of debt rather than as an extraordinary item.

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

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million ($20.02 per share for both basic and diluted for the nine months ended September 30, 2003). The effect of the change on the three months ended September 30, 2003 was to decrease income by $0.1 million ($0.19 per share and $0.05 per share for basic and diluted, respectively) and the effect of the change on the nine months ended September 30, 2003 was to increase income before the cumulative effect of the accounting change by $0.2 million ($0.17 per share and $0.47 per share for basic and diluted, respectively).

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

Environmental and Other Matters

The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Acquisition. Under the related Asset Purchase Agreement between the Company and Beazer East, subject to certain limitations, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to the Guarantee. Beazer Limited became a wholly owned subsidiary of Hanson PLC on December 4, 1991. In 1998 Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by subsidiaries of Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers with regard to certain environmental claims or environmental cleanup liabilities and imposes certain conditions on the Company before receiving such indemnification. The Company believes that it has taken appropriate steps to satisfy all of such conditions, but Beazer East has in the past and may in the future elect to challenge the Company’s compliance with such conditions. For example, Beazer East’s obligations under the Indemnity are subject to certain limitations regarding the time period within which claims for indemnification can be brought. These limitations include certain conditions that the Company was required to meet by the twelfth anniversary of the closing date, which occurred in December 2000. Since that time, there has been an ongoing dispute between the Company and Beazer East regarding the interpretation and the Company’s satisfaction of those conditions, and the extent of Beazer East’s ongoing obligations to indemnify the Company after that date, with respect to certain matters. While Koppers and Beazer East have been working cooperatively toward an acceptable resolution to this dispute, the failure to reach such a resolution, or a resolution under terms acceptable to Koppers, could have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations.

Contamination has been identified at many of the Company’s sites. Four sites owned and/or operated by Koppers in the United States, as well as one former site the Company recently sold, are listed on the NPL promulgated under CERCLA. The sites include the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; the Follansbee, West Virginia carbon materials and chemicals facility; and the Company’s former Feather River, California facility, which has been sold. Currently, at the properties acquired from Beazer East (which include all of the NPL sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, many Koppers sites are or have been operated under RCRA permits, and RCRA remedial and closure activities are being conducted thereunder at several of these sites.

To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes have arisen with such parties as to the obligation of such parties to indemnify in certain cases, such as the dispute with Beazer East described above. The Company believes that for the last three years amounts paid by Beazer East that are the subject of the environmental remediation portion of the Indemnity have averaged approximately $8 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fails to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an additional amount that could be significant.

Also, contamination has been detected at certain of our Australian facilities. These sites include our wood preservation chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites.

Green Spring

The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX Transportation, Inc. (“CSX”) arising from the operation of the Company’s wood treating facility in Green Spring, West Virginia (“Green Spring”). A trial of the claims of eight “test” plaintiffs began on March 11, 2002. As a result of the Company’s motion for summary judgment filed before the commencement of the trial and the Company’s motion for a directed verdict during the trial, the court found the claims of the eight “test” plaintiffs against the Company to be without merit and dismissed all such claims. The Court entered judgment for the Company on June 25, 2002. The court also ruled, among other things, that the Company was not the successor company to Beazer East and that the plaintiffs could introduce no evidence against the Company for events that occurred before the creation of the Company on December 29, 1988. The final judgment in the Company’s favor was not appealed by the eight “test” plaintiffs. Although the claims of the eight “test” plaintiffs against the Company were dismissed, the trial continued against Beazer East and CSX. In April 2002, the jury found in favor of Beazer East and CSX with respect to the claims of four of the eight “test” plaintiffs which related to medical monitoring. With regard to the remaining four “test” plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX filed various post-trial motions in connection with the trial, all but one of which was denied.

In June 2003 the court approved an amendment to plaintiffs’ Complaint to add approximately 20 plaintiffs. The claims of the remaining plaintiffs (approximately 105) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003 the Court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial was initially scheduled for July 2003 but was postponed to July 2004. The remaining plaintiffs are former employees of Green Spring, family members of such employees and residents of the communities surrounding Green Spring. Plaintiffs’ allegations against the defendants include personal injuries and property damage related to the operation of Green Spring over a lengthy period of time, including a period of time after the Acquisition. Defendants have negotiated a tentative settlement with the plaintiffs that would result in the dismissal with prejudice of all claims against Beazer, CSX and Koppers. The tentative settlement would require no contribution from Koppers. Counsel for the parties are in the process of preparing formal documentation of the settlement. If, for any reason, the settlement is not consummated, this case will continue and there can be no assurance that an unfavorable resolution of this case will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Grenada

The Company and other defendants including Beazer East, Illinois Central Railroad and Heatcraft, Inc. have been named in four toxic tort lawsuits involving numerous plaintiffs in the state of Mississippi and one such case in federal court arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from Grenada and the Heatcraft facility.

Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries. Discovery is continuing in both the federal and state cases. In addition, Koppers is seeking to transfer the venue of the state court cases to Grenada County, Mississippi. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the business, financial condition, cash flow and results of operations of the Company.

Other Environmental Matters

In October 1996 the Company received a Clean Water Act information request from EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000 the Company received a settlement demand from EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over two years. The first payment in the amount of $1.0 million was made in April 2003.

Additionally, during a Company-initiated investigation at Woodward Coke prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a complaint against Koppers by EPA alleging certain civil and criminal violations of applicable environmental laws. The government and the Company subsequently entered into a plea agreement which provides, among other things, for the payment by the Company of a $2.1 million fine payable to EPA over two years and two years of probation. The Company’s plea was entered in August 2002 and the sentencing of the Company occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and EPA. The first payments, totaling $1.0 million, were made in December 2002. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for the Company’s suspension or debarment from governmental contracts.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2003 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.41	Coke supply agreement between Koppers Monessen Partners LP (a consolidated subsidiary of the Company) and ISG Cleveland, Inc. and Subsidiaries dated September 2, 2003. Certain portions of the coke supply agreement have been omitted pursuant to a request for confidential treatment. The entire coke supply agreement has been filed confidentially with the Securities and Exchange Commission.

10.42	Amendment to Credit Agreement, dated October 15, 2003, by and among the Company, the Guarantors party hereto, the Banks party hereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents. Certain portions of the Amendment to Credit Agreement have been omitted pursuant to a request for confidential treatment. The entire Amendment to Credit Agreement has been filed confidentially with the Securities and Exchange Commission.

10.43	Indenture, dated as of October 15, 2003 between the Company and JPMorgan Chase, as Trustee, related to Rule 144A placement of $320 million 9 7/8% Senior Secured Notes Due 2013.

10.44	Registration Rights Agreement dated September 30, 2003 between the Company and Credit Suisse First Boston LLC As Representative of the Several Purchasers.

10.45	Memorandum of Agreement between the Company and Union Pacific Railroad Company, dated August 1, 2003. Certain portions of the Memorandum of Agreement have been omitted pursuant to a request for confidential treatment. The entire Memorandum of Agreement has been filed confidentially with the Securities and Exchange Commission.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

(b) Reports on Form 8-K:

a)	On September 19, 2003 the Company filed a Form 8-K notification regarding Regulation FD Disclosures related to an offering by the Company of $300.0 million of Senior Secured Notes due 2013 in a private placement.

b)	On September 26, 2003 the Company filed a Form 8-K notification regarding the appointment of Brian H. McCurrie as Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOPPERS INC. (Registrant)

Date: November 11, 2003	By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie, Vice President and Chief Financial Officer