Form 10-K
period 2003-12-31
KOPPERS INC
filed 2004-03-18
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class
9 7/8% Senior Secured Notes due 2013

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Common Stock, par value $.01, outstanding at February 29, 2004 amounted to 0.8 million shares.

PART I

ITEM 1.    Business

General

Koppers Inc. (the “Company” or “Koppers”) is a global integrated producer of carbon compounds and treated wood products. The Company’s chemical products are used in a wide variety of end markets with applications in the aluminum, railroad, specialty chemical, utility, rubber and steel industries. The “Koppers” brand name has been associated with the carbon compounds and wood treating businesses for many years, and is well-recognized as a leader in these industries. The Company operates 37 production facilities with locations in the United States, Australasia, China, Europe and South Africa. The Company also maintains an indirect ownership interest in an additional facility in the United States through its domestic joint venture KSA (as defined herein). The Company recorded net sales and net losses of $842.9 million and $37.1 million, respectively, for the twelve months ended December 31, 2003.

The Company operates two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. During 2003, the Carbon Materials & Chemicals business and Railroad & Utility Products business accounted for 57% and 43% of net sales, respectively. The Carbon Materials & Chemicals business processes coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. The Company believes that its primary carbon materials and chemicals products are essential components used in its customers’ production processes. For example, carbon pitch is necessary for the production of aluminum and the electric arc furnace steel-making process. The Company’s Railroad & Utility Products business is the largest North American supplier of treated wood products, such as railroad crossties and utility poles, to railroads and the electric and telephone utility industries. In 2003, railroad crosstie and related products sales comprised 79% of the net sales of the Railroad & Utility Products business. Treated wood creates more durable structures that resist decay and reduce replacement costs.

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

Industry Overview

Coal tar is a by-product generated through the processing of coal into coke for use in steel and iron manufacturing. The Company produces and distributes a variety of intermediate chemical products derived from the coal tar distillation process, including the co-products of the distillation process. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%). Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products. Three major markets served by the Carbon Materials & Chemicals business are the aluminum, wood preservation and chemical industries.

The Company believes that its two principal businesses are substantially affected by demand for aluminum and railroad track maintenance. Carbon pitch requirements for the aluminum industry are expected to be approximately 3.0 million metric tons in 2004, up from 2.8 million metric tons in 2003.

Approximately 75% of the Company’s U.S. creosote production is supplied to the Company’s Railroad & Utility Products business. Management estimates the North American market for creosote to be approximately 500 million pounds. Growth in this market is directly linked to the track maintenance programs of the Class 1 railroads. In 2004, the total market for creosote is expected to remain consistent with 2003 levels. The North American phthalic anhydride industry has production capacity of approximately 1.2 billion pounds and is a feedstock for plasticizers, unsaturated polyester resins, alkyd resins and other miscellaneous chemicals. Demand in the United States for phthalic anhydride is projected to grow by approximately 2% in 2004.

The North American railroad crosstie market is a mature market with approximately 20 million replacement crossties purchased during 2003. Historically, investment trends in track maintenance by domestic railroads have been linked to general economic conditions in the railroad industry. During the past several years, domestic railroads have underinvested in track maintenance due to the recession and a focus on capital equipment programs, such as investments in locomotives. Recently, the Class 1 railroads have increased their spending on track maintenance, which has caused an increase in demand for railroad crossties. The Company believes this increase in demand will continue for the near term.

The U.S. market for treated wood utility pole products is characterized by a large number of small producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically with over 200 investor-owned electric and telephone utilities and 2,800 smaller municipal utilities and rural electric associations. Approximately 2.6 million utility poles are purchased annually in the United States, with a smaller market in Australia.

Carbon Materials & Chemicals

The Company’s Carbon Materials & Chemicals business manufactures five principal products: (a) carbon pitch, used in the production of aluminum and steel; (b) phthalic anhydride, used in the production of plasticizers and polyester resins; (c) creosote, used in the treatment of wood; (d) carbon black (and carbon black feedstock), used in the manufacture of rubber tires; and (e) furnace coke, used in steel production. Carbon pitch, phthalic anhydride, creosote and carbon black feedstock are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals business’ profitability is impacted by its cost to purchase coal tar in relation to its prices realized for carbon pitch, phthalic anhydride, creosote and carbon black. The Company has three tar distillation facilities in the United States, one in Australia, one in China, one in Denmark and two in the United Kingdom, strategically located to provide access to coal tar and to facilitate better service to the Company’s customers with a consistent supply of high-quality products. For 2003, 2002 and 2001, respectively, principal products comprised the following percentages of net sales for Carbon Materials & Chemicals (excluding intercompany sales): (i) carbon pitch, 38%, 39% and 38%; (ii) phthalic anhydride, 12%, 12% and 12%; (iii) carbon black (and carbon black feedstock), 10%, 9% and 9%; (iv) furnace coke, 8%, 9% and 8%; and creosote, 4%, 5% and 6%.

The Company believes it has a strategic advantage over its competitors based on its ability to access coal tar from many global suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. The Company’s eight coal tar distillation facilities, four of which have port access, and two carbon pitch terminals give Koppers the ability to offer customers multiple sourcing and a consistent supply of high quality products. In anticipation of potential reductions of U.S. coke capacity, Koppers has secured coal tar supply through long-term contracts and acquisitions.

Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%).

Over 75% of the Company’s carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to four years, many with provisions for periodic pricing reviews. Demand for carbon pitch generally has fluctuated with production of primary aluminum. However, global restructuring in the electrode and aluminum markets during the past several years has resulted in reduced volumes in domestic markets. Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products. The commercial carbon industry, the second largest user of carbon pitch, uses carbon pitch to produce electrodes and other specialty carbon products for the steel industry. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes used in the aluminum production process.

Creosote is used in the wood preservation industry as a preservative for railroad crossties and lumber, utility poles and piling. To the extent that creosote cannot be sold for use in treating wood products, distillate oils are sold into the carbon black market rather than being blended to creosote specifications.

Approximately 59% of Koppers’ total creosote production was sold to the Railroad & Utility Products business in 2003. Railroad & Utility Products purchases substantially all of its creosote from the Carbon Materials & Chemicals business. The Company is the only competitor in this market that is integrated in this fashion. The remainder of the Company’s creosote is sold to railroads or to other wood treaters. The Company has one principal competitor in the creosote market.

Koppers is also a 51% owner of a timber preservation chemicals business that operates throughout Australia, New Zealand, Southeast Asia, Japan and South Africa. Timber preservation chemicals are used to impart durability to timber products used in building/construction, agricultural and heavy-duty industrial markets. The most commonly used chemicals are creosote, copper chrome arsenates, copper co-biocides, sapstain control products and light organic solvent preservatives.

Roofing pitch and refined tars are also produced in smaller quantities and are sold into the commercial roofing and pavement sealer markets, respectively.

Carbon black is manufactured in Australia at a carbon black facility using both petroleum oil and coal tar based feedstocks, which are subjected to heat and rapid cooling within a reactor. Additionally, tar-based carbon black feedstock is manufactured as a co-product of the tar distillation process and can be produced at the Company’s three domestic, one Australian and three European tar distillation facilities. The tar distillation plant in Australia provides the Company’s carbon black business with approximately 40% of its coal tar based feedstock needs.

Chemical oils resulting from the distillation of coal tars are further refined by Koppers into naphthalene, which is the primary feedstock used by the Company for the production of phthalic anhydride. The primary markets for phthalic anhydride are in the production of plasticizers, unsaturated polyester resins and alkyd resins. Naphthalene is also sold into the industrial sulfonate market for use as dispersants in the concrete additive and gypsum board markets. Additional end uses include oil field additives, agricultural emulsifiers, synthetic tanning agents and dyestuffs.

On a worldwide basis, naphthalene and orthoxylene, a refined petroleum derivative, are both used as feedstock for the production of phthalic anhydride. Koppers is the only North American phthalic anhydride producer capable of utilizing both orthoxylene and naphthalene for this production. The Company’s ability to utilize naphthalene as a by-product of coal tar distillation gives the Company a stable feedstock cost that is not subject to volatile pricing experienced recently in petroleum based feedstocks, as the Company’s cost to produce naphthalene is driven primarily by its cost to procure and distill coal tar. The Company believes that its ability to utilize naphthalene gives it a lower cost feedstock for the production of phthalic anhydride since historically its cost to produce naphthalene has been lower than its cost to purchase orthoxylene. Phthalic anhydride pricing has historically been based on orthoxylene values in combination with a “plus” factor. However, for the past three years there have been difficult market conditions and corresponding low operating rates for most producers. The result has been a depressed “plus” factor to levels which have resulted in reduced profitability. Management does not expect market conditions for phthalic anhydride to improve significantly in 2004.

Furnace coke is a carbon and fuel source required in the manufacturing of steel. Coal, the primary raw material, is carbonized in oxygen-free ovens to obtain the finished product. Coke manufacturers are either an integrated part of a steel company or, as in the Company’s case, operate independently and are known as “merchant producers.”

The Company’s coke business consists of one production facility located in Monessen, Pennsylvania, which produces furnace coke. The plant consists of two batteries with a total of 56 ovens and has a total capacity of approximately 350,000 tons of furnace coke per year. All of the ovens were rebuilt in 1980 and 1981, which, together with recent improvements, make the Monessen facility one of the most modern coking facilities in the United States.

Before the expiration of the related tax law at December 31, 2002, the Monessen facility qualified for a tax credit based on its production of coke as a non-conventional fuel and the sale thereof to unrelated third parties. The tax credit generated per ton of coke was tied to a per-barrel of oil equivalent determined on a British Thermal Unit basis and adjusted annually for inflation. The value of this tax credit per ton of coke was approximately $28 in 2002. In December 1999 Koppers entered into an agreement with a third party which resulted in substantially all tax credits generated as a result of the production and sale of coke at the Monessen facility being transferred to the third party. In 2003, 2002 and 2001, the Company earned $0.1 million, $9.8 million and $8.2 million, respectively, for the transfer of tax credits (the 2003 amount was a retroactive inflation adjustment). The tax credits expired at the end of 2002. Prior to the Monessen transaction, Koppers earned these credits.

The Carbon Materials & Chemicals business’ ten largest customers represented approximately 44%, 47% and 44% of the business’ net sales for 2003, 2002 and 2001, respectively. The Company has one primary global competitor in the carbon pitch market.

Coal tar is purchased from a number of outside sources as well as from the Monessen facility. Primary suppliers are United States Steel Corporation, International Steel Group, China Steel Chemical Corporation, Bluescope Steel (AIS) Pty. Limited, OneSteel Manufacturing Pty. Ltd., Corus Group PLC and Wheeling-Pittsburgh Steel Corporation.

Because of the Clean Air Act Amendments of 1990 and other environmental laws, future coal tar availability from domestic coke production is expected to decline. Management believes that the Company’s ability to source coal tar and carbon pitch from overseas markets through its foreign operations, as well as its research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

In 1999, Koppers entered into a joint venture agreement with Tangshan Iron & Steel Co. (“TISCO”) to rehabilitate and operate a tar distillation facility in China. The joint venture, Koppers (China) Carbon and Chemical Co., Limited, is 60% owned by the Company and began production of coal tar products in 2001. On January 1, 2004 the Company resumed operating control of Koppers China and will begin to consolidate its results in the first quarter of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters.”

Restructuring Activities.    Global restructuring in the electrode and aluminum markets has resulted in reduced volumes of carbon pitch in domestic markets. Accordingly, during the fourth quarter of 2003 the Company determined that capacity rationalization was required in its U.S. Carbon Materials & Chemicals business to improve competitiveness. In December 2003 Koppers ceased production at its carbon materials facility in Woodward, Alabama, resulting in a restructuring charge to fourth quarter pre-tax income of $3.1 million plus additional charges to cost of sales of $2.3 million for accelerated asset retirement obligations. The Company also concluded that its carbon materials port operation in Portland, Oregon is an impaired facility based on its current and long-term economic prospects as a result of recent negotiations with a significant customer. The impairment charge and other costs for this facility resulted in a charge to fourth quarter pre-tax income of $3.1 million plus additional charges for accelerated asset retirement obligations of $0.8 million. The negative business outlook for this facility has also resulted in a tentative agreement for the settlement of a freight contract in the amount of $1.4 million. The Company also incurred a $1.0 million charge for the impairment of certain storage tanks which have been permanently idled due to reduced demand for carbon materials products in U.S. markets, and incurred approximately $0.4 million of severance and related charges for various positions related to this business. The total charge to fourth quarter pre-tax income for these items was $12.1 million, of which $7.2 million has been classified as restructuring and impairment charges. These restructuring activities are expected to generate annual cash savings of approximately $3 million.

Additionally, competitive conditions in the European carbon pitch market are expected to have a negative impact on sales and operating profit in 2004.

Railroad & Utility Products

The Company markets treated wood products primarily to the railroad and public utility markets, primarily in the United States and Australasia. The Railroad & Utility Products business’ profitability is influenced by the demand for railroad products and services by Class 1 railroads, demand for transmission and distribution poles by electric and telephone utilities and its cost to procure wood. In 2003, sales of railroad products and services represented approximately 79% of the Railroad & Utility Products business’ net sales. Railroad products include items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products business operates 19 wood treating plants, one specialty trackwork facility, one co-generation facility and pole distribution yards located throughout the United States and Australia. The Company’s network of plants is strategically located near timber supplies to enable Koppers to access raw materials and service customers effectively. In addition, the Company’s crosstie treating plants typically abut railroad customers’ track lines, and pole distribution yards are typically located near utility customers.

The Railroad & Utility Products business’ largest customer base is the Class 1 railroad market, which buys 72% of all crossties produced in the United States. Koppers has also been expanding key relationships with some of the approximately 550 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 20 million replacement crossties purchased in the United States during 2003. The Company currently has contracts with six of the seven North American Class 1 railroads and has enjoyed long-standing relationships with this important customer base. These relationships, coupled with a growing interest on the part of railroads to outsource non-core activities and consolidate their supplier base, have enabled Koppers to position itself for growth by offering certain products and services to railroads at a cost lower than the railroads’ internal cost. Such new services include assembling track sections and affixing fastening devices at the treating plant rather than field locations; fabricating specialty track items such as turnouts; and disposing of discarded ties in an environmentally safe manner in a high temperature boiler. In 2003, approximately 10% of Railroad & Utility Products’ net sales were derived from these types of services to railroads. Koppers intends to capitalize on its relationships with railroads by expanding current service offerings, including track panels, specialty track components and railroad tie disposal.

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

In the United States, hardwood lumber is procured by Koppers from hundreds of small sawmills throughout the northeastern, midwestern, and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of the Company’s twelve crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of the Carbon Materials & Chemicals business.

The Company’s top ten Railroad & Utility Products accounts comprised approximately 70%, 66% and 61% of Railroad & Utility Products’ net sales for 2003, 2002 and 2001, respectively, and many are serviced through long-term contracts ranging from one to seven years on a requirements basis. The Company’s sales to the railroad industry are coordinated through its office in Pittsburgh, Pennsylvania. Koppers has one principal national competitor in the railroad products market; this competitor is exiting the wood treating business. There are also several principal regional competitors in this market.

The Company believes that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete crossties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, Koppers acquired a 50% partnership interest in KSA Limited Partnership, a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 2003, an estimated 0.7 million concrete crossties, or 3.5% of total tie insertions, were installed by Class 1 railroads. The Company believes that concrete crossties will continue to command approximately this level of market share. KSA produced approximately 100,000 concrete crossties in 2003, or 14% of the Class 1 estimated concrete tie market. While the cost of material and installation of a concrete crosstie is much higher than that of a wood crosstie, the average lives of wood and concrete crossties are similar, although concrete generally performs better in high weight bearing, high traffic areas and is attractive to railroads for these purposes.

Utility poles are produced mainly from softwoods such as pine and fir in the United States and from hardwoods of the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of the Company’s pole-peeling facilities. While crossties are treated exclusively with creosote, the Company treats poles with a variety of preservatives including pentachlorophenol, copper chrome arsenates, creosote and antisapstains.

In the United States the market for utility pole products is characterized by a large number of small, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically with over 200 investor-owned electric and telephone utilities and 2,800 smaller municipal utilities and rural electric associations. Approximately 2.6 million poles are purchased annually in the United States, with a smaller market in Australia. In recent years the Company has seen its utility pole volumes decrease due to industry deregulation and its impact on maintenance programs. The Company expects demand for utility poles to remain at low levels. In Australia, in addition to utility poles, Koppers markets smaller poles to agricultural, landscape and vineyard markets.

During the period from 2001 to 2003, sales of pole products have accounted for approximately 20% of Railroad & Utility Products’ net sales. The Company has nine principal competitors in the utility products market. There are few barriers to entry in the utility products market, which consists of regional wood treating companies operating small to medium size plants and serving local markets.

Plant Closure. In September 2003, the Company closed its Logansport, Louisiana wood treating plant due to deteriorating local market conditions and their impact on volumes and profitability. The closure resulted in a $1.3 million restructuring charge in the third quarter, of which $1.2 million was non-cash. Additional charges of approximately $1.6 million were incurred for accelerated asset retirement obligations. The closure is expected to generate $0.7 million of annual cash savings. The Company believes the U.S. market for wood treated utility poles suffers from over-capacity, and will continue to evaluate future productivity and cost reduction initiatives in this business.

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

Research and Development

As of December 31, 2003, the Company had 11 full-time employees engaged in research and development and technical service activities. The Company’s research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote. The Company believes the research and technical efforts provided in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 2003, 2002 and 2001 were $2.3 million, $2.9 million and $2.7 million, respectively.

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

Environmental Matters

The Company’s operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent. The Company has incurred and could incur in the future significant costs as the result of a failure to comply with, and liabilities under, environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, the Company has been, and could in the future be, subject to suit by private parties in connection with alleged violations of or liabilities under environmental laws and regulations.

For the last three years, the Company’s annual capital expenditures in connection with environmental control facilities averaged approximately $6 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $9 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $9 million for 2004. The Company believes that it will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters.”

Employees and Employee Relations

As of December 31, 2003, the Company employed 670 salaried employees and 1,305 non-salaried employees. Listed below is a breakdown of employees by business segment, including administration.

Division	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	343	592	935
Railroad & Utility Products	246	713	959
Administration	81	0	81

Total Employees	670	1,305	1,975

Of the Company’s employees, approximately 60% are represented by 24 different labor unions and covered under numerous labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with more than 300 employees. Another significant affiliation is the Paper, Allied-Industrial, Chemical & Energy Workers’ International Union, with more than 200 employees at four facilities. Labor contracts expiring in 2004 cover approximately 20% of total employees.

ITEM 2.    Properties

The Company’s principal fixed assets consist of its production, treatment, and storage facilities and its transportation and plant vehicles. The Company’s production facilities consist of 17 Carbon Materials & Chemicals facilities and 20 Railroad & Utility Products facilities. As of December 31, 2003, the net book value of vehicles, machinery and equipment represented approximately 28% of the Company’s total assets, as reflected in the Company’s consolidated balance sheet. The following chart sets forth current information regarding the Company’s production facilities:

Primary Product Line	Location	Acreage	Description of Property Interest
Carbon Materials & Chemicals
Wood Preservation Chemicals	Auckland, New Zealand	1	Leased
Carbon Pitch	Clairton, Pennsylvania	17	Owned
Carbon Pitch, Creosote, Naphthalene	Pt. Clarence, England	120	Owned
Wood Preservation Chemicals	Lautoka, Fiji	1	Owned
Carbon Pitch	Follansbee, West Virginia	32	Owned
Carbon Black	Kurnell, New South Wales, Australia	20	Leased
Carbon Pitch	Mayfield, New South Wales, Australia	27	26 Owned, 1 Leased
Furnace Coke	Monessen, Pennsylvania	45	Owned
Carbon Pitch	Nyborg, Denmark	36	26 Owned, 10 Leased
Wood Preservation Chemicals	Penang, Malaysia	3	Leased
Carbon Pitch	Portland, Oregon	6	Leased
Carbon Pitch	Scunthorpe, England	27	Owned
Wood Preservation Chemicals	Port Shepstone, South Africa	1	Leased
Carbon Pitch	Tangshan, China	9	Leased
Carbon Pitch, PAA	Stickney, Illinois	38	Owned
PAA	Totten, England	1	Owned
Wood Preservation Chemicals	Trentham, Victoria, Australia	24	Owned
Railroad & Utility Products
Specialty Trackwork	Alorton, Illinois	12	6 Owned, 6 Leased
Utility Poles, Railroad Crossties	Bunbury, Western Australia	41	26 Owned, 15 Leased
Utility Poles, Railroad Crossties	Denver, Colorado	64	Owned
Utility Poles, Railroad Crossties	Florence, South Carolina	200	Owned
Utility Poles	Gainesville, Florida	86	Owned
Railroad Crossties	Galesburg, Illinois	125	Leased
Utility Poles	Grafton, New South Wales, Australia	100	Owned
Railroad Crossties	Green Spring, West Virginia	98	Owned
Utility Poles, Railroad Crossties	Grenada, Mississippi	154	Owned
Railroad Crossties	Guthrie, Kentucky	122	Owned
Pine Products	Hume, Australia Capital Territory	5	Leased
Utility Poles	Longford, Tasmania	17	Owned
Railroad Crossties	Montgomery, Alabama	84	Owned
Railroad Crossties	N. Little Rock, Arkansas	148	Owned
Railroad Crossties	Roanoke, Virginia	91	Owned
Railroad Crossties	Somerville, Texas	244	Owned
Railroad Crossties	Superior, Wisconsin	120	Owned
Railroad Crossties	Susquehanna, Pennsylvania	109	Owned
Pine Products	Takura, Queensland, Australia	77	Leased
Utility Poles	Thornton, New South Wales, Australia	15	Owned

The Company’s corporate offices are located in approximately 60,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania. The office space is leased from Axiom Real Estate Management, Inc. with the lease term expiring on December 31, 2010.

ITEM 3.    Legal Proceedings

The Company is involved in litigation and various proceedings relating to antitrust matters, environmental laws and regulations and toxic tort matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters.”

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit related to the sale of vineyard fence posts.

Government Investigation.    The Company is involved in investigations initiated by the European Commission, the United States Department of Justice and the Canadian Competition Bureau related to competitive practices for some of its products.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for additional information regarding these matters.

The Company is involved in various other proceedings incidental to the ordinary conduct of its business. The Company believes that none of these other proceedings will have a material adverse effect on its business, financial condition, cash flows and results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fourth quarter of 2003.

PART II

ITEM 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Currently, there is no public trading market for the Company’s common stock. At December 31, 2003 the Company had 0.8 million shares of common stock outstanding, owned by approximately 150 individuals consisting of officers, directors, and current and former employees of the Company (collectively, the “Management Investors”). The terms and conditions of ownership, including voting rights and dividends, are governed by the Restated Articles of Incorporation of the Company and the stockholders’ agreement by and among the Company, Saratoga Partners III, L.P. (“Saratoga”), and the Management Investors, dated as of December 1, 1997 (as amended, the “Stockholders’ Agreement”). See “Stockholders’ Agreement.”

Each share of common stock has an equal and ratable right to receive dividends to be paid from the Company’s assets legally available therefor when, as, and if declared by the Board of Directors. The declaration and payment of dividends on the common stock are subject to (i) the Company’s credit and loan agreements; (ii) the provisions of the indenture which governs the Company’s 9 7/8% Senior Secured Notes due 2013 (the “New Notes”); (iii) the supermajority vote requirements of the Stockholders’ Agreement, and (iv) the provisions of any series of preferred stock, including the senior convertible preferred stock (“preferred stock”) held by Saratoga which may at the time be outstanding. In 2003, 2002 and 2001 the Company paid cash dividends of $15.46, $2.85 and $4.00 per share, respectively, to all holders of common and preferred stock. An additional dividend in the amount of $8.00 per share was declared in December 2003 and paid in January 2004.

Stockholders’ Agreement

The Company is a party to the Stockholders’ Agreement. The Management Investors are a group of approximately 150 individual stockholders with various ownership interests in the common stock and collectively comprising 100% of the total outstanding shares of the common stock of the Company. Each Management Investor is an officer, director, or current or former employee of either Koppers or one of its subsidiaries. Pursuant to the Stockholders’ Agreement, the Management Investors appointed Walter W. Turner as the representative (“Representative”) of the Management Investors and granted to the Representative an irrevocable proxy for the term of the Stockholders’ Agreement to vote in excess of 90% of their shares as of December 31, 2003. During 2003 and 2002 the Company redeemed all shares held by the 401(k) plan.

The Stockholders’ Agreement sets forth supermajority voting requirements for the Board of Directors for certain matters, including the issuance of additional stock, mergers, consolidations, acquisitions, significant asset sales, and the incurrence of material indebtedness. Saratoga is entitled to nominate a majority of the Board of Directors. Prior to February 27, 2004 the Stockholders’ Agreement required the Company to redeem shares upon a Management Investor’s ceasing for any reason to be employed by the Company. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from such Management Investors at the option of the Company after the effective date of the amendment.

As of December 31, 2003 Koppers was obligated to purchase approximately 0.2 million shares of common stock from Management Investors.

I TEM 6.    Selected Financial Data

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In millions except shares figures)
Income Statement Data:
Net sales (1)	$842.9	$776.5	$753.7	$770.6	$708.7
Cost of sales	726.0	659.5	631.4	645.9	593.5
Depreciation and amortization (2)	33.7	28.7	30.4	30.0	27.1
Selling, general and administrative	55.6	44.0	46.3	45.4	37.4
Restructuring and impairment charges (3)	8.5	—	3.3	—	—

Operating profit	19.1	44.3	42.3	49.3	50.7
Equity in earnings of affiliates	(0.1)	—	0.3	2.2	1.7
Other income (4)	0.1	9.8	8.2	8.6	0.8
Interest expense (5)	37.7	22.9	24.5	28.0	28.1

Income (loss) before income tax provision (benefit), and minority interest	(18.6)	31.2	26.3	32.1	25.1
Income tax provision (benefit) (4)	(1.3)	13.8	12.1	16.6	0.2
Minority interest	1.7	0.9	0.9	0.8	0.7

Income (loss) before cumulative effect of accounting change	(19.0)	16.5	13.3	14.7	24.2
Net income (loss)	$(37.1)	$16.5	$13.3	$14.7	$24.2

Preferred dividends	53.7	6.5	9.1	—	—

Net income (loss) to common stock before cumulative effect of accounting change (6)	(72.7)	10.0	4.2	14.7	24.2
Net income (loss) to common stock	$(90.8)	$10.0	$4.2	$14.7	$24.2

Earnings per share of common stock:
Basic earnings (loss) per share before cumulative effect of accounting change	$(82.65)	$8.61	$3.15	$10.64	$16.70
Cumulative effect of accounting change (6)	(20.59)	—	—	—	—

Basic earnings (loss) per share	$(103.24)	$8.61	$3.15	$10.64	$16.70

Diluted earnings (loss) per share before cumulative effect of accounting change	$(82.65)	$4.72	$3.15	$3.83	$6.23
Cumulative effect of accounting change (6)	(20.59)	—	—	—	—

Diluted earnings (loss) per share	$(103.24)	$4.72	$3.15	$3.83	$6.23

Balance Sheet Data (end of period):
Working capital	$86.3	$63.5	$89.2	$107.4	$97.3
Total assets	514.0	463.8	455.2	483.9	477.7
Total debt	340.7	261.7	269.0	291.5	309.8
Common stock subject to redemption (7)	13.2	23.1	22.3	30.9	25.6
Common equity (deficit) (8)	(89.1)	4.6	2.8	8.5	12.9
Other Data:
Cash dividends declared per common share (9)	$23.46	$2.85	$4.00	$—	$—
Capital expenditures	19.3	19.7	14.6	14.8	22.5
Acquisitions and related capital expenditures (10)	—	—	6.4	15.3	1.7

(1)	In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company has revised net sales to reflect freight and related costs as components of cost of sales rather than as reductions to net sales as previously reported. The effect of this change was to increase net sales and cost of sales for the years ended December 31, 2002, 2001, 2000 and 1999 by $46.2 million, $46.1 million, $47.1 million and $44.6 million, respectively.
(2)	The 2003 and 2002 amounts do not include goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill amortization amounted to $1.5 million, $1.3 million and $1.5 million for 2001, 2000 and 1999, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	The 2003 charges were related to i) the curtailment of production at the Company’s carbon materials facility in Woodward, Alabama; ii) the impairment of the Company’s carbon materials port facility in Portland, Oregon as the result of negotiations with a significant customer; iii) the impairment of certain storage tanks which have been permanetly idled; and iv) the closure of the Company’s wood treating facility in Logansport, Louisiana. The 2001 charges were related to the closure of the Company’s facility in Feather River, California.
(4)	Other income consists of proceeds from the monetization of tax credits relating to coke production and sales at the Company’s facility in Monessen, Pennsylvania. In December 1999, Koppers entered into an agreement with a third party to transfer substantially all of the energy tax credits from the Company’s facility in Monessen, Pennsylvania for cash. In 1999, the tax benefits to the Company from the credits amounted to $10.2 million. In 2003, 2002, 2001 and 2000, the Company earned $0.1 million, $9.8 million, $8.2 million and $8.6 million, respectively, for the transfer of tax credits. These tax credits expired on December 31, 2002; the 2003 amount is for a retroactive inflation adjustment.
(5)	Includes call premium of $5.8 million and write-off of deferred financing costs of $6.4 million related to refinancing activities, and additional interest of $2.0 million for the period between the receipt of proceeds from the New Notes and the redemption of the Old Notes (as defined herein). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”.
(6)	Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million net of income taxes of $11.7 million ($20.59 per share for both basic and diluted) for the year ended December 31, 2003.
(7)	Represents the amount necessary to redeem stock held by management investors upon termination of their employment with Koppers pursuant to the Company’s stockholders’ agreement.
(8)	Total stockholders’ equity (deficit) refers to total assets less total liabilities less common stock subject to redemption less minority interest.
(9)	Includes a dividend of $8.00 per share declared in December 2003 and paid in January 2004.
(10)	Significant acquisitions include the purchase of the remaining 50% of the Company’s equity ownership in the European operations of Tarconord A/S (“Tarconord”, now known as “Koppers Europe”) in May 2000.

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

Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including i) raw materials availability, in particular the amount of coal tar available in global markets; ii) global restructuring in the Carbon Materials & Chemicals business including the curtailment of aluminum production in the Pacific Northwest in part as a result of historically high energy prices; iii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; iv) excess capacity in the United States phthalic anhydride markets resulting in lower margins over the last several years; and v) low margins in the utility pole business as a result of deregulation.

Results of Operations

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated:

	Years Ended December 31,
	2003	2002	2001
Net sales (In millions):
Carbon Materials & Chemicals	$484.1	$438.4	$454.2
Railroad & Utility Products	358.8	338.1	299.5

Total	$842.9	$776.5	$753.7

Segment sales as percent of total net sales:
Carbon Materials & Chemicals	57.4%	56.5%	60.3%
Railroad & Utility Products	42.6%	43.5%	39.7%

Total	100.0%	100.0%	100.0%
Gross margin by segment (after depreciation and amortization):
Carbon Materials & Chemicals	10.9%	13.4%	14.2%
Railroad & Utility Products	8.9%	9.2%	9.8%

Total	9.9%	11.4%	12.2%
Operating margin by segment:
Carbon Materials & Chemicals	1.6%	6.7%	7.1%
Railroad & Utility Products	3.6%	5.0%	3.9%

Total	2.3%	5.7%	5.6%

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002.

Net Sales.    Net sales for the year ended December 31, 2003 were higher than 2002 as both business segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due primarily to approximately $40 million in sales from Australian and European operations as a result of the strength of these foreign currencies relative to the dollar. Additionally, sales volumes and pricing for phthalic anhydride increased by 7% and 8%, respectively, while a reduction in volumes for furnace coke of 11% more than offset an increase in pricing for furnace coke of 8%. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to a 12% increase in prices for railroad crossties which more than offset a 5% reduction in volumes for railroad crossties.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization decreased for both segments. Gross margin for Carbon Materials & Chemicals decreased primarily as a result of approximately $3.1 million of accelerated asset retirement obligations and $1.4 million for the settlement of a lease obligation, all related to the restructuring of the U.S. Carbon Materials & Chemicals operations (See “Restructuring and Impairment Charges”). These items more than offset the profit realized as a result of the pricing increase for furnace coke noted above and a reversal to profit of approximately $0.7 million of environmental reserves as a result of reassessment of exposure at one of the Company’s facilities. Gross margin as compared to the prior year was also impacted by an increase of approximately $1.7 million in insurance expense for Carbon Materials & Chemicals as a result of lower expense in the prior year due to favorable loss experience. Gross margin for Railroad & Utility Products decreased due to $1.6 million of accelerated asset retirement obligations related to the closure of the Logansport facility. Additionally, insurance expense for Railroad & Utility Products increased approximately $1.7 million as a result of lower expense in the prior year due to favorable loss experience. These additional costs more than offset the effect of the increase in prices for railroad crossties noted above.

Depreciation and Amortization.    Depreciation and amortization for 2003 increased compared to the prior year due to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations” which resulted in an increase of $3.3 million, and an additional $1.3 million as a result of higher foreign exchange rates which resulted in higher depreciation expense in Australian and European operations.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased primarily as a result of approximately $1.2 million in severance charges, $1.4 million of bad debt expense, $1.2 million of higher legal and consulting costs, and $1.5 million of reduced expense in the prior year as a result of retiree health insurance settlements.

Restructuring and Impairment Charges.    During the fourth quarter of 2003 the Company determined that capacity rationalization was required in its U.S. Carbon Materials & Chemicals business to increase competitiveness. Accordingly, in December 2003 Koppers ceased production at its carbon materials facility in Woodward, Alabama, resulting in a restructuring charge to fourth quarter pre-tax income of $3.1 million. The Company anticipates annual cash savings of approximately $1.9 million as a result of this curtailment. The Woodward facility generated approximately $27.5 million of revenue during 2003. Additionally, during the fourth quarter of 2003 the Company concluded that its carbon materials port operation in Portland, Oregon is an impaired facility based on its current and long-term economic prospects as a result of recent negotiations with a significant customer. The impairment charge for this facility resulted in a charge to fourth quarter pre-tax income of $3.1 million. The Company also incurred a $1.0 million charge for the impairment of certain storage tanks which have been permanently idled due to reduced demand for carbon materials products in U.S. markets. In September 2003, the Company closed its Logansport, Louisiana wood treating plant due to deteriorating local market conditions and their impact on volumes and profitability. The closure resulted in a $1.3 million restructuring charge in the third quarter. The Company believes the U.S. market for wood treated utility poles suffers from over-capacity, and will continue to evaluate future productivity and cost reduction initiatives in this business. The Company anticipates annual cost savings of approximately $0.7 million as a result of this closure. The Logansport facility generated approximately $2.0 million of revenue during 2003.

Other income.    Other income consists of the energy tax credits as a result of the Monessen Transaction. The reduction for 2003 was due to the expiration of the tax credits at the end of 2002.

Interest expense.    Interest expense increased due to a call premium of $5.8 million on the Old Notes (as defined herein), the write-off of deferred financing charges of $6.4 million, and additional interest of $2.0 million for the period between the receipt of proceeds from the New Notes and the redemption of the Old Notes (See “Liquidity and Capital Resources”).

Income Taxes.    The Company’s effective income tax rate for the year ended December 31, 2003 decreased due primarily to domestic pre-tax losses, which resulted in an increase in foreign tax expense as a percentage of total taxes. Due to the legal structure of the Company, foreign tax credits are not fully available to offset taxable income generated by Australian operations.

Cumulative Effect of Accounting Change.    Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, Koppers now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million ($20.59 per share for both basic and diluted for the year ended December 31, 2003).

Net Income.    Net income for 2003 compared to the same period last year decreased due to i) restructuring, impairment and capacity rationalization charges in the U.S. businesses as a result of weakened business conditions in the carbon materials and utility pole businesses; ii) the write-off of deferred financing charges and the payment of a call premium due to the refinancing of the Company’s debt; iii) an increase in bad debt expense; iv) a decrease in other income due to the expiration of the energy tax credits; and iv) the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which resulted in a cumulative effect adjustment.

Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001.

Net Sales.    Net sales for the year ended December 31, 2002 were higher than 2001 as higher sales for Railroad & Utility Products more than offset lower sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals decreased due to reductions in volume and pricing for phthalic anhydride of 2% and 5%, respectively, and a 3% reduction in volumes for carbon pitch. An increase of 9% in creosote volumes was largely offset by a reduction of 25% in sales of carbon black feedstock, and sales of furnace coke increased as a 20% increase in volumes more than offset a 6% reduction in pricing. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to a 12% increase in volumes for railroad crossties coupled with a 6% increase in prices for railroad crossties, which more than offset a 7% reduction in volumes for utility poles.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization decreased for both segments. Gross margin for Carbon Materials & Chemicals decreased primarily as a result of lower volumes and pricing for phthalic anhydride and lower volumes for carbon pitch in the United States as noted above, coupled with profit of 2.6 million from liquidation of LIFO inventory in the prior year, which more than offset reductions to insurance expense of approximately $0.9 million related to favorable loss experience resulting in a reduction in loss reserves in 2002. Gross margin for Railroad & Utility Products decreased due primarily to charges of $2.6 million related to a legal settlement, partially offset by higher volumes and prices for railroad crossties as noted above, along with reductions to insurance expense of approximately $0.7 million as a result of favorable loss experience.

Depreciation and Amortization.    Depreciation and amortization for 2002 decreased compared to the prior year due primarily to the non-amortization of goodwill in 2002 pursuant to Financial Accounting Standards No. 141 and 142. See “Impact of Recently Issued Accounting Standards”.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales decreased due to $1.5 million of reduced expense as a result of retiree health insurance settlements, lower bad debt expense due to the bankruptcy of a significant customer in 2001 (resulting in bad debt expense of $2.1 million) and $1.3 million of lower legal and consulting costs as compared to the prior year.

Equity in Earnings of Affiliates.    Equity earnings for 2002 were lower than the prior year due primarily to $0.6 million of depreciation charges incurred for Koppers China.

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

Liquidity and Capital Resources

The Company’s liquidity needs are primarily for debt service, capital maintenance and acquisitions. The Company believes that its cash flow from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund its expenditures and service its indebtedness, Koppers would be required to raise additional funds.

October 2003 Refinancing.    In October 2003, the Company issued $320 million of 9 7/8% Senior Secured Notes due 2013 (the “New Notes”), incurring fees and expenses of approximately $12.1 million. Koppers used the net cash proceeds from the offering of the New Notes as follows: (a) $189.4 million to redeem its existing senior subordinated notes due 2007 (the “Old Notes”); (b) $3.4 million to repay a portion of the outstanding balance under its revolving credit facility; (c) $62.2 million to repay a portion of the outstanding balance under its term loan; and (d) $65.0 million to pay dividends to its stockholders. In addition, simultaneously with the payment of such dividend, the Company paid an additional $5.0 million dividend to its stockholders using cash on hand. The October refinancing also included an amendment to the existing credit agreement, providing for a reduction in the term loan to $10.0 million, due in quarterly installments through November 2004. As a result of the refinancing, approximately $5.0 million of deferred financing costs associated with the Old Notes was written off when the Old Notes were called on December 1, 2003.

The indenture governing the New Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to covenants relating to incurring or guaranteeing additional debt and issuing certain types of preferred stock; paying dividends on capital stock or redeeming, repurchasing or retiring capital stock or subordinated debt; making investments; creating liens on the Company’s assets; entering into sale and leaseback transactions; selling assets; engaging in transactions with our affiliates; creating restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to the Company; consolidating, merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; and transferring or issuing shares of stock of subsidiaries. The indenture governing the New Notes has a covenant that limits the incurrence of additional indebtedness unless on the date of the incurrence of additional indebtedness the Consolidated Coverage Ratio (defined therein) will be, after giving effect to the incurrence thereof and the application of the proceeds thereof, greater than 2.0 to 1.0. The indenture defines Consolidated Coverage Ratio as the ratio of (a) the aggregate amount of EBITDA for the period of the most recent four consecutive fiscal quarters ending at least 45 days prior to the date of such determination to (b) Consolidated Interest Expense (defined therein) for such four fiscal quarters.

The Company is currently in compliance with all covenants in the indenture governing the New Notes. Koppers anticipates continued compliance with these covenants. Failure to comply with the covenants contained in the indenture governing the New Notes may result in an event of default. The indenture governing the New Notes also contains various other events of default, including but not limited to those related to non-payment of principal, interest or fees; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness.

The covenants related to the term loan and the revolving credit facility also include financial covenants that require Koppers to maintain certain financial ratios, including the following:

•	the Fixed Charge Coverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0.

•	the Total Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
March 31, 2003 through March 31, 2004	4.25 to 1.00
June 30, 2004 and thereafter	4.00 to 1.00

•	the Senior Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
March 31, 2003 through March 31, 2004	2.25 to 1.00
June 30, 2004 and thereafter	2.00 to 1.00

Subsidiary Pledges.    The terms of the New Notes provide that the collateral securing the New Notes will never include the securities of any subsidiary to the extent the par value, book value as carried by the Company or the market value of the securities (the “Applicable Value”) is equal to or greater than 20% of the aggregate principal amount of the New Notes outstanding (the “Collateral Threshold”). Rule 3-16 of Regulation S-X under the Securities Act of 1933 requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value of the securities equals or exceeds the Collateral Threshold. The indenture governing the New Notes and the security documents provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the securities is equal to or greater than the Collateral Threshold. As a result, the Company will not be required to present separate financial statements of any of its subsidiaries under Rule 3-16.

As a result of the provisions in the indenture and security documents relating to subsidiary securities, holders of the New Notes may at any time in the future lose a portion of their security interest in the securities of any of the Company’s other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As stated above, Applicable Value is defined as the greatest of book value, par value and market value of a subsidiary’s securities. Currently, all of the capital stock of all of the Company’s domestic subsidiaries and all of the Company’s Australian subsidiaries other than Koppers Australia Pty Ltd. and 65% of the voting capital stock of Koppers Europe ApS constitute collateral for the New Notes. One hundred percent of the capital stock of each of Koppers Australia Holding Company Pty Ltd. and Koppers Australia Pty Ltd. currently exceeds the Collateral Threshold and, accordingly, the pledge of capital stock of each of Koppers Australia Holding Company Pty Ltd. and Koppers Australia Pty Ltd. is automatically reduced to the extent that the Applicable Value does not equal or exceed the Collateral Threshold.

The Company has based its determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of December 31, 2003 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of the Company’s subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted the Company’s calculation of Applicable Value. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of December 31, 2003:

Subsidiary	Applicable Value as of December 31, 2003	Net Fair Value as of December 31, 2003	Net Book Value as of December 31, 2003
	(in millions)
Koppers Australia Holding Company Pty Ltd. (1)	$72.7	$35.3	$72.7
Koppers Australia Pty Ltd.	72.7	35.3	72.7
Koppers Redemption Inc.	—	—	—
Worldwide Ventures Corp. (2)	54.7	53.4	54.7
Koppers Industries of Delaware	23.0	19.7	23.0
KHC Assurance Inc.	(10.4)	(16.7)	(10.4)
Concrete Products	(0.1)	(0.1)	(0.1)
Concrete Partners	2.9	(3.1)	2.9
Koppers Europe ApS	11.7	11.7	(16.9)

(1)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.
(2)	The assets of Worldwide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.

Based upon the foregoing, as of December 31, 2003, the Applicable Value of 100% of the capital stock of Koppers Australia Holding Company Pty Ltd. and Koppers Australia Pty Ltd. exceeded the Collateral Threshold. In addition, the Company believes that, based upon the significant differences, between the Applicable Value of the capital stock of Koppers Australia Holding Company Pty Ltd. and Koppers Australia Pty Ltd. and the Collateral Threshold as of December 31, 2003 (there have been no significant changes in the operations of Koppers Australia Holding Company Pty Ltd. or Koppers Australia Pty Ltd. since that date), the Applicable Value of 100% of the capital stock of Koppers Australia Holding Company Pty Ltd. and Koppers Australia Pty Ltd. currently remains above the Collateral Threshold. As a result, the pledge of capital stock of Koppers Australia Holding Company Pty Ltd. and Koppers Australia Pty Ltd. is automatically reduced to the extent that the Applicable Value does not equal or exceed the Collateral Threshold.

The Applicable Value of the capital stock of the Company’s other subsidiaries did not exceed the Collateral Threshold as of December 31, 2003. Further, as there have been no significant changes in the operations of each of these subsidiaries since December 31, 2003, the Company has determined that the Applicable Value of the capital stock of each of these subsidiaries currently remains below the Collateral Threshold.

In respect of Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Worldwide Ventures Corp., Koppers Industries of Delaware, KHC Assurance Inc. and Concrete Partners, the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of Koppers Redemption Inc., Koppers Europe ApS and Concrete Products, the Applicable Value of their common stock was based upon estimated market value. The Company has calculated the estimated market value of its subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended December 31, 2003, and multiplying this EBITDA by a multiple the Company used for purposes of valuing its common stock. The Company retains an independent appraisal firm for purposes of calculating the market value of the Company’s common stock on a going concern basis, as required under the Stockholders’ Agreement, and in connection with determining equity-based compensation, and the Company has used the midpoint of the range used by such firm. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of its subsidiaries’ capital stock.

As described above, the Company has used EBITDA of each of its subsidiaries solely for purposes of determining the estimated market value of their capital stock to determine whether that capital stock is included in the collateral. EBITDA is not a recognized financial measure under U.S. GAAP and does not purport to be an alternative to operating income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s consolidated results as reported under U.S. GAAP. Because not all companies use identical calculations, the presentation of EBITDA also may not be comparable to other similarly titled measures of other companies. An evaluation should be made of the adjustments and the reasons the Company considers them appropriate for analysis for determining estimated market value of the capital stock of the Company’s subsidiaries.

A change in the Applicable Value of the capital stock of any of the Company’s subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of December 31, 2003 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of Koppers Australia Holding Company Pty Ltd. and Koppers Australia Pty Ltd., would have to decrease in order for the capital stock of Koppers Australia Holding Company Pty Ltd. and Koppers Australia Pty Ltd which are currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(in millions)
Koppers Australia Holding Company Pty Ltd.	$8.7
Koppers Australia Pty Ltd.	8.7
Koppers Redemption Inc.	—
Worldwide Ventures Corp.	9.3
Koppers Industries of Delaware	41.0
KHC Assurance Inc.	74.4
Concrete Products	64.1
Concrete Partners	61.1
Koppers Europe ApS	52.3

May 2003 Refinancing.    In May 2003, the Company refinanced substantially all of its bank debt, incurring fees and expenses of approximately $3.8 million. The new credit facilities provided for term loans of $75.0 million and a revolving credit facility of up to $100.0 million. The credit agreement is for a period of four years, and the loans are secured by substantially all of the Company’s assets, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants. As a result of the October refinancing, $1.4 million of deferred financing costs associated with the May refinancing were written off in the fourth quarter of 2003.

As of December 31, 2003, the Company had $9.6 million of cash and cash equivalents and $49.7 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of December 31, 2003, $17.6 million of commitments were utilized by outstanding standby letters of credit.

The reduction in net cash provided by operating activities compared to the prior year was the result of lower earnings combined with a higher level of working capital buildup as compared to the prior year.

Capital expenditures were lower than the prior year due to efforts to conserve cash and delays in certain projects due to severe winter weather earlier in the year. Capital expenditures for 2004 are estimated to be $21.5 million, including estimated capital expenditures of $9.0 million for environmental projects.

Net cash provided by financing activities in 2003 related to increases in term debt from the refinancing to provide for working capital requirements, payment of deferred financing costs, purchases of stock from retirees and the 401(k) plans, and the payment of dividends totaling $48.1 million. Net cash used in financing activities in the prior year related to borrowings from the revolving credit facility to finance an increase in working capital, purchases of stock from retirees and the payment of a dividend.

Pension Expense and Funding.    Due primarily to depressed equity securities markets for the last several years, the Company anticipates an increase of approximately $5.0 million to $10.0 million in the level of required pension contributions beginning in 2004, after contributions of approximately $6 million in 2003. The range of funding increase for 2004 is due to the potential effect of pending funding relief legislation, for which the Company has not yet determined the effect. Additionally, pension expense is expected to remain at high levels and may increase further based upon unrealized losses on pension assets amounting to approximately $40 million at December 31, 2003.

Dividends.    In 2003, the Company paid dividends totaling $48.1 million to common and preferred shareholders. Additionally, in December 2003 the Company declared a dividend of $25 million, which was paid in January 2004. The Company is limited by its current lending covenants regarding the payment of future dividends.

Operating Lease Commitments.    Commitments during the next five years under operating leases aggregate to approximately $64.3 million. Amounts for 2004, 2005, 2006, 2007 and 2008 are $21.6 million, $16.9 million, $9.6 million, $8.6 million and $7.6 million, respectively.

Government Investigation.    On December 4, 2002, European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the EC and the DOJ. The Company is also cooperating with the Canadian Competition Bureau (“CCB”). As a result of such cooperation, (i) in February 2003, the EC granted the Company conditional immunity from fines for any infringement the EC may find as a result of its investigation concerning pitch; (ii) in April 2003, DOJ granted the Company’s request for exemption from prosecution for any infringement DOJ may find as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003, the CCB granted Koppers a provisional guarantee of immunity from prosecution under the Canadian Competition Act with respect to the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These exemptions were granted upon certain conditions, including the Company’s continued cooperation. The exemptions granted by the EC, DOJ and the CCB apply to any government fine or penalty related to each country’s investigation of industry competitive practices. The Company is currently unable to determine the outcome of the investigations. There can be no assurance that the outcome of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. The Company is not currently aware of any other government investigations or other claims related to these investigations of industry competitive practices.

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard fence posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages for, among other things, the costs of removing and replacing such fence posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against Koppers. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Stock Redemptions.    In 2003, stock redemptions for retirees totaled $4.3 million; additionally, all Koppers stock in the Company’s 401(k) plan was redeemed for a total of $5.3 million. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from the Management Investors at the option of the Company, after the effective date of the amendment. See “Stockholders’ Agreement”.

Impact of Deferred Taxes.    Based on the Company’s earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on its consolidated balance sheet at December 31, 2003 are realizable.

Interest Rate Swap.    In January 2004 the Company entered into an interest rate swap agreement for $50 million of the New Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the New Notes. The expected impact on the first six months of 2004 is to lower interest expense by approximately $0.6 million and, if no market rate changes occur for the remainder of 2004 the expected impact is to lower interest expense for year 2004 by approximately $1.4 million.

Foreign Operations and Foreign Currency Transactions.    The Company is subject to foreign currency translation fluctuations due to its foreign operations. Exchange rate fluctuations for fiscal year 2003 resulted in an increase to comprehensive income of $22.6 million. Exchange rate fluctuations in 2002 resulted in an increase to comprehensive income of $9.7 million, while exchange rate fluctuations in 2001 resulted in a charge to comprehensive income of $4.2 million. The Company economically hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period. Therefore, at December 31, 2003 and 2002 there were no deferred gains or losses on hedging of foreign currencies. The fair value of derivatives at December 31, 2003 and 2002 was $0.3 million and ($0.3) million, respectively, and is included in Other Current Assets and Other Current Liabilities. For the years ended December 31, 2003, 2002 and 2001 $0.2 million, $0.0 million and $0.2 million, respectively, of losses on forward exchange contracts are included in cost of sales. Realized foreign exchange gains for the years ended December 31, 2003, 2002 and 2001 amounted to $0.3 million, $0.1 million and $0.0 million, respectively.

Seasonality; Effects of Weather.    The Company’s quarterly operating results fluctuate due to a variety of factors that are outside its control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have been halted for short periods of time during the winter months. Moreover, demand for some of the Company’s products declines during periods of inclement weather. As a result of the foregoing, the Company anticipates that it may experience material fluctuations in quarterly operating results.

Schedule of Certain Contractual Obligations

The following table details the Company’s projected payments for its significant contractual obligations as of December 31, 2003. The table is based upon available information and certain assumptions the Company believes are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
		(Dollars in millions)
Long Term Debt	$340.7	$8.0	$3.8	$6.0	$322.9
Operating Leases	76.9	21.6	26.5	16.2	12.6
Environmental Fines	2.9	2.0	0.9	—	—
Interest on Debt	311.4	33.0	63.8	63.2	151.4
Pension Funding (1)	11.0	11.0	—	—	—
Purchase Commitments (2)	528.2	126.5	196.7	134.9	70.1
Common Stock Subject to Redemption (3)	13.2	2.5	1.0	—	9.7

Total Contractual Obligations	$1,284.3	$204.6	$292.7	$220.3	$566.7

(1)	Based on minimum expected contribution requirement for 2004 allowing for expected government funding relief. Future years’ contributions not projected due to inherent uncertainties in amounts, which are impacted by, among other variables, the performance of U.S. and global equities markets.
(2)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result the Company generally expects to be able to hedge the purchases with sales at those future prices.
(3)	Based on current fair value of common stock at December 31, 2003. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from the Management Investors at the option of the Company, after the effective date of the amendment.

Schedule of Certain Other Commercial Commitments

The following table details the Company’s projected payments for other significant commercial commitments as of December 31, 2003. The table is based upon available information and certain assumptions the Company believes are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
		(Dollars in millions)
Lines of Credit (Unused)	$80.4	$76.4	$—	$—	$4.0
Standby Letters of Credit	17.6	17.6	—	—	—
Guarantees	7.2	—	1.5	—	5.7

Total Other Commercial Commitments	$105.2	$94.0	$1.5	$—	$9.7

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities, and the disclosure of contingent liabilities. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Long-Lived Assets.    Management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, based on a number of factors including operating results, projected future cash flows and business plans. The Company records long-lived assets at the lower of cost or fair value, with fair value based on assumptions concerning the amount and timing of estimated future cash flows. Since judgment is involved in determining the fair value of fixed assets, there is risk that the carrying value of the Company’s long-lived assets may be overstated.

Goodwill.    Effective January 1, 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but is assessed for impairment at least on an annual basis. In making this assessment, management relies on various factors including operating results, estimated future cash flows, and business plans. There are inherent uncertainties related to these factors and in management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill impairment analyses, there is risk that the carrying value of goodwill is overstated.

Goodwill valuations are performed using an average of actual and projected operating results of the relevant reporting units. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. Additionally, disruptions to the Company’s business such as prolonged recessionary periods or unexpected significant declines in operating results of the relevant reporting units could result in charges for goodwill and other asset impairments in future periods.

Revenue Recognition.    The Company recognizes revenue from product sales at the time of shipment and when title passes to the customer. Service revenue, consisting primarily of wood treating products and services, is recognized at the time the service is provided.

Inventories.    In the United States, Carbon Materials & Chemicals (excluding furnace coke) and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out basis, or market. Inventories outside the U.S. are valued at the lower of cost, utilizing the first-in, first-out basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. Last-in, first-out inventories constituted approximately 52% and 59% of the first-in, first-out inventory value at December 31, 2003 and 2002, respectively.

Accrued Insurance.    The Company is insured for property, casualty and workers’ compensation insurance up to various stop loss amounts after meeting required retention levels. Losses are accrued based upon estimates of the liability for the related retentions for claims incurred using certain actuarial assumptions followed in the insurance industry and based on the Company’s experience. In the event the Company incurred a significant number of losses beyond the coverage retention limits, additional expense beyond the actuarial projections would be required.

Pension and Postretirement Benefits.    Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided far into the future and allocating that cost over the time period each employee works. This calculation requires extensive use of assumptions regarding inflation, investment returns, mortality, medical costs, employee turnover and discount rates. In determining the expected return on plan assets assumptions, the Company evaluates long-term actual return information, the mix of investments that comprise plan assets and estimates of future investment returns. In selecting rates for current and long-term health care assumptions, the Company takes into consideration a number of factors including the Company’s actual health care cost increases, the design of the Company’s benefit programs, the characteristics of the Company’s active and retiree populations and expectations of inflation rates. Since these items require management’s judgment, the related liabilities currently recorded by the Company could be lower or higher than amounts ultimately required to be paid.

Accounts Receivable.    Koppers maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Environmental Liabilities.    Koppers is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. Koppers may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2003 and 2002 were approximately $7.5 million and $11.3 million, respectively, which include provisions for environmental fines, soil remediation and the mandatory cleaning and disposal of residues from certain storage tanks.

Legal Matters.    The Company records liabilities related to legal and environmental matters when an adverse outcome is probable and reasonably estimable. To the extent the Company anticipates favorable outcomes to these matters which ultimately result in adverse outcomes, the Company could incur material adverse impacts on earnings and cash flows. Since such matters require significant judgments on the part of management, the recorded liabilities could be lower than what is ultimately required.

Asset Retirement Obligations.    The Company measures asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from the Company’s estimates, the Company could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues.

Deferred Tax Assets.    At December 31, 2003 the Company’s balance sheet includes $62.6 million of deferred tax assets. The Company has determined that no reserve is required for these deferred tax assets, based on future earnings projections. The Company has a federal net operating loss benefit of $8.3 million that can be carried forward for 20 years. To realize this benefit, the Company will need to generate approximately $23.7 million of taxable income. To the extent that the Company encounters unexpected difficulties in market conditions, adverse changes in regulations affecting the Company’s businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and the Company may be required to record a valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that the Company is either now or in the future required to purchase shares of common stock, the adoption of Statement No. 150 would require the Company to classify common stock subject to redemption as a liability as of January 1, 2004, based on the latest revision. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, Koppers now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million ($20.59 per share for both basic and diluted for the year ended December 31, 2003). The effect of the change on the year ended December 31, 2003 was zero.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revision to FIN 46; for the Company, the revised provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial position, cash flows or results of operations.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also requires that, at the inception of certain guarantees, the Company must recognize a liability for the fair value of the Company’s obligations under those guarantees. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The Company has adopted FIN No. 45 and the effect of adoption did not have a material impact on its financial position, cash flows or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“Issue 00-21”), Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve delivery or performance of multiple products, services and/or rights to use assets. The adoption of Issue 00-21 in July 2003 had no impact on the Company’s consolidated financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Effective January 1, 2003, the Company adopted the provisions of Statement No. 146, and the related provisions have been applied to the capacity rationalization activities at the Company’s Woodward, Alabama carbon materials facility on December 31, 2003 and the closure of the Company’s Logansport, Louisiana wood treating facility on September 30, 2003.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The adoption of Statement No. 145 resulted in charges of $12.2 million during 2003 to income from continuing operations for costs related to extinguishment of debt rather than as an extraordinary item.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company has applied the provisions of Statement No. 144 to its carbon materials facilities in Woodward, Alabama and Portland, Oregon and its Logansport, Louisiana wood treating facility in 2003.

In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill beginning in the first quarter of 2002. If Statement No. 142 had been adopted January 1, 2001 the increase to net income would have been $0.8 million for 2001. During 2003, the Company performed the required impairment tests of goodwill as of November 30, 2003 and determined that there is no impairment.

Environmental and Other Matters

The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. Koppers expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company’s formation on December 28, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify the Company with regard to certain environmental claims or environmental cleanup liabilities and imposes certain conditions on the Company before receiving such indemnification. The Company believes that it has taken appropriate steps to satisfy all of such conditions, but Beazer East has in the past and may in the future elect to challenge the Company’s compliance with such conditions. For example, Beazer East’s obligations under the Indemnity are subject to certain limitations regarding the time period as to which claims for indemnification can be asserted. These limitations include certain conditions that the Company was required to meet by the twelfth anniversary of the closing date, which anniversary occurred in December 2000. Since that time, there has been an ongoing dispute between the Company and Beazer East regarding the interpretation and the Company’s satisfaction of those conditions, and the extent of Beazer East’s ongoing obligations to indemnify the Company after that date, with respect to certain matters. While the Company and Beazer East have been working cooperatively toward an acceptable resolution to this dispute, the failure to reach such a resolution, or a resolution under terms acceptable to the Company, could have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations.

Contamination has been identified at 19 of the Company’s owned sites. Three sites owned and operated by the Company in the United States, as well as one former site the Company recently sold, are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). The sites include the Company’s Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River facility, which was recently sold. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the Resource Conservation and Recovery Act (“RCRA”)-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, many of the Company’s sites are or have been operated under RCRA permits, and remedial and closure activities are being conducted thereunder at several of these sites.

To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes may arise with such parties as to their obligation to indemnify the Company in certain cases, such as the dispute with Beazer East described above. The Company believes that for the last three years amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $8.3 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. In addition, if the Company were required to record a liability with respect to all or a portion of such matters on the Company’s balance sheet, the amount of the Company’s total liabilities could exceed the book value of the Company’s assets by an additional amount that could be significant.

Also, contamination has been detected at certain of the Company’s Australian facilities. These sites include the Company’s tar distillation facility in Mayfield, NSW, Australia and its wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites.

Green Spring.    The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX Transportation, Inc. (“CSX”), arising from the operation of its wood treating facility in Green Spring, West Virginia (“Green Spring”). Plaintiffs’ allegations against the defendants included personal injuries and property damage related to the operation of Green Spring over a lengthy period of time, including a period of time after the Acquisition. A trial of the claims of eight “test” plaintiffs began on March 11, 2002. As a result of the Company’s motion for summary judgment filed before the commencement of the trial and its motion for a directed verdict filed during the trial, the court dismissed the claims by the eight “test” plaintiffs against the Company and entered final judgment for Koppers on June 25, 2002. The court ruled, among other things, that the Company was not the successor company to Beazer East for the purposes of claims arising from events that occurred before the creation of Koppers Inc. on December 28, 1988. The final judgment in the Company’s favor was not appealed by the eight “test” plaintiffs. Although the claims of the eight “test” plaintiffs against the Company were dismissed, the trial continued with respect to their claims against Beazer East and CSX. In April 2002, the jury found in favor of Beazer East and CSX with respect to the claims of four of the eight “test” plaintiffs which related to medical monitoring. With regard to the remaining four “test” plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX, filed various post-trial motions in connection with the trial, all but one of which was denied.

In June 2003, the court approved an amendment to plaintiffs’ complaint to add approximately 20 plaintiffs. The claims of the remaining plaintiffs (approximately 105) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003, the court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial was initially scheduled for July 2003, but was postponed to July 2004. The remaining plaintiffs were former employees of Green Spring, family members of such employees and residents of the communities surrounding Green Spring. Defendants subsequently negotiated a settlement with the plaintiffs that has resulted in the dismissal with prejudice of all claims against Beazer, CSX and the Company. The settlement agreement required no contribution from the Company.

Grenada.    The Company, along with Beazer East, Illinois Central Railroad and Heatcraft, Inc. (“Heatcraft”), has been named in four toxic tort lawsuits involving numerous plaintiffs in various state courts in Mississippi and one such case in federal court in Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and the Heatcraft facility. Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. Discovery is continuing in the federal court case, but has been stayed in the state court cases during the pendency of the Company’s appeal. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations.

Somerville.    The Company, along with Burlington Northern and Santa Fe Rail Way Company and Solvents and Chemicals, Inc., has been named in a total of nine toxic tort lawsuits for a total of approximately 30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be residents of Somerville, Texas. The complaints allege that plaintiffs have suffered personal injuries resulting from exposure to chemicals used at the Somerville, Texas wood treating plant, which is currently owned by the Company. Each case is in its early stage, and the Company intends to vigorously defend these cases.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from the United States Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000, the Company received a settlement demand from EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over two years. The first payment, totaling $1.0 million, was made in April 2003.

Additionally, during an investigation initiated by the Company at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against the Company by EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement which provides, among other things, for the payment by Koppers of a $2.1 million fine payable to the government over two years and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust over two years and three years of probation. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and EPA. Payments of $1.0 million each were made in December 2002 and December 2003. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for the Company’s suspension or debarment from governmental contracts.

Other Matters

There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. However, in 2000, the Company’s largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. Although management does not believe that this alternative technology will be developed and used widely within the next five years, the potential development and implementation of this new technology could seriously impair the Company’s ability to profitably market carbon pitch and related co-products. Over 75% of the Company’s carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to four years.

Global restructuring in the electrode and aluminum markets has resulted in reduced volumes of carbon pitch in domestic markets. As a result, during 2003 the Company ceased production at its carbon materials facility in Woodward, Alabama and also determined that its port facility in Portland, Oregon is an impaired facility. The Company also incurred a $1.0 million charge for the impairment of certain storage tanks which have been permanently idled due to reduced demand for carbon materials products in U.S. markets. As a result, restructuring and impairment charges of $7.2 million and other related charges of $4.9 million were recorded to pre-tax income in the fourth quarter of 2003 for the Carbon Materials & Chemicals segment.

Additionally, competitive conditions in the European carbon pitch market are expected to have a negative impact on sales and operating profit in 2004.

Because of the Clean Air Act Amendments of 1990 and other environmental laws, future coal tar availability from domestic coke production is expected to decline. Management believes that the Company’s ability to source coal tar and carbon pitch from overseas markets through the Company’s foreign operations, as well as the Company’s research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

Phthalic anhydride pricing has historically been based on orthoxylene values in combination with a “plus” factor. However, for the past three years there have been difficult market conditions and corresponding low operating rates for most producers. The result has been a depressed “plus” factor to levels which have resulted in reduced profitability. Management does not expect market conditions for phthalic anhydride to improve significantly in 2004.

In 1999 the Company entered into a joint venture agreement with Tangshan Iron & Steel Co. (“TISCO”) to rehabilitate and operate a tar distillation facility in China. The joint venture agreement also includes a tar supply contract with TISCO, which will serve to ensure the long-term supply of coal tar products in the Company’s Australasian markets. Koppers (China) Carbon and Chemical Co., Limited (“Koppers China”) is 60% owned by the Company and began production of coal tar products in 2001. Contributions of cash, engineering services and acquisition costs for the joint venture total $10.5 million to date.

In June 2001, the Company entered into an agreement with TISCO whereby TISCO assumed control of Koppers China through December 31, 2003. The Company chose to delay development of the carbon pitch export market due to the restructuring of the North American aluminum smelting capacity. In the interim, TISCO assumed responsibility for the joint venture to develop the domestic Chinese market. During this period, TISCO bore all responsibility for the operations and management of the facility, as well as the net income or loss, except for the Company’s pro rata share of depreciation, amortization and income taxes of the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China. TISCO has guaranteed a bank loan of Koppers China and the Company has issued a cross-guarantee to Tangshan Iron & Steel Co. in the amount of approximately $1.5 million, representing 60% of the loan amount. On January 1, 2004, the Company assumed control of Koppers China, which will result in a consolidation of Koppers China in the Company’s financial statements beginning in the first quarter of 2004.

Over the last several years, utility pole demand has dropped as utilities in the United States and Australia have reduced spending due to competitive pressures arising from deregulation. It is expected that deregulation will continue to negatively affect both new and replacement pole installation markets.

ITEM 7a.    Quantitative and Qualitative Disclosures About Market Risk

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

As required by the Securities and Exchange Commission rules, the following analyses present the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2003 and 2002. The range of changes chosen for these analyses reflect the Company’s view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact the Company’s business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis.    The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt obligations. As described in Note 3 of the Notes to Consolidated Financial Statements of the Company, the Company has both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs. In January 2004 the Company has also entered into an interest rate swap arrangement with respect to $50 million of the $320 million 9 7/8% Senior Secured Notes due 2013 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”).

At December 31, 2003 the Company had $323.8 million of fixed rate debt and $16.9 million of variable rate debt. At December 31, 2002 the Company had $179.1 million of fixed rate debt and $82.6 million of variable rate debt. The Company’s ratio of fixed to variable rate debt at December 31, 2003, including the $50 million interest rate swap referred to above, was approximately 20%, reflecting a reduction in the ratio from 32% in the previous period. This change in strategy reflects the refinancing of the Company’s debt structure during 2003 to take advantage of the favorable climate in the corporate bond markets and to provide a long-term debt structure to help facilitate the Company’s long-term cash requirements. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates) a one percentage point decrease in interest rates at December 31, 2003 and 2002 would have increased the unrealized fair market value of the fixed rate debt by approximately $19.4 million and $10.5 million, respectively. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $0.2 million, holding other variables constant.

Exchange Rate Sensitivity Analysis.    The Company’s exchange rate exposures result primarily from its investment and ongoing operations in Australia, Denmark and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on earnings of the Company, based on actual earnings from foreign operations for the years ended December 31, 2003 and 2002, would be reductions of approximately $1.5 million for both years.

ITEM 8.    Financial Statements and Supplementary Data

The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 32 and are listed in Item 15 hereof.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.    Controls and Procedures

As of December 31, 2003 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

MANAGEMENT

The following table sets forth the names and ages of the Company’s executive officers and directors as of February 27, 2004 and the positions that they hold. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position with Koppers Inc.
Robert Cizik	72	Non-Executive Chairman and Director
Walter W. Turner	57	President and Chief Executive Officer and Director
Clayton A. Sweeney	72	Director
Christian L. Oberbeck	43	Director
David M. Hillenbrand	56	Director
Brian H. McCurrie	43	Vice President and Chief Financial Officer
Steven R. Lacy	48	Senior Vice President, Administration, General Counsel and Secretary
Thomas D. Loadman	49	Vice President and General Manager, Railroad Products & Services Division
Kevin J. Fitzgerald	51	Vice President and General Manager, Carbon Materials & Chemicals Division
Ernest S. Bryon	58	Vice President, Australasian Operations and Managing Director, Koppers Australia Pty. Limited
David Whittle	61	Vice President, European Operations
David T. Bryce	56	Vice President and General Manager, Utility Poles & Piling Products
Mark R. McCormack	44	Vice President and General Manager, Global Marketing, Sales and Development Group
Randall D. Collins	51	Vice President, Safety, Health & Environmental Affairs and Risk Management and Assistant Secretary
Robert H. Wombles	52	Vice President, Technology
M. Claire Schaming	50	Treasurer and Assistant Secretary

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

Mr. Turner was elected President and Chief Executive Officer and director in February 1998. Mr. Turner was appointed Vice President and General Manager, Carbon Materials & Chemicals business in early 1995. Mr. Turner was elected Vice President and Manager, Marketing & Development, Industrial Pitches and Related Products in February 1992. Mr. Turner was Marketing Manager, Industrial Pitches and Creosote Oils prior to that time.

Mr. Sweeney has been a director of Koppers since January 1989. Mr. Sweeney has been counsel to Schnader Harrison Segal & Lewis LLP since 2000. Mr. Sweeney was the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C. from 1998 to 2000. Mr. Sweeney was a shareholder and Director of Dickie, McCamey & Chilcote, P.C. from 1987 to 1998 and served as Managing Director from 1988 to September 1993. Mr. Sweeney previously served as Executive Vice President, Chief Administrative Officer, Vice Chairman and a director of Allegheny International, Inc., as Senior Vice President and a director of Allegheny Ludlum Industries and as a director of Wilkinson Sword Group, Ltd. U.K., Landmark Savings and Loan Association, Halbouty Energy Company and Liquid Air Corporation. Mr. Sweeney also served as a director of Schaefer Manufacturing Inc. and Schaefer Equipment, Inc., and as Chairman of the Boards of St. Francis Health System and St. Francis Medical Center.

Mr. Oberbeck has been a director of Koppers since October 1997. Mr. Oberbeck is one of the founders of Saratoga Partners where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that time Mr. Oberbeck was a Managing Director of Warburg Dillon Read Inc. and its predecessor entity Dillon, Read & Co. Inc. where he was responsible for the management of the Saratoga funds. Mr. Oberbeck is also a director of Advanced Lighting Technologies, Inc., Data Return, LLC, EUR Systems, Inc., NAT, Inc., Scovill Fasteners Inc. and Wireless Services Holding Corporation.

Dr. Hillenbrand was elected as a director of Koppers in February 1999. Dr. Hillenbrand retired from Bayer AG in August 2003, where he was Executive Vice President, Bayer Polymers, since July 2002. Dr. Hillenbrand previously had been President and Chief Executive Officer of Bayer, Inc. for eight years. Prior to 1994, Dr. Hillenbrand was Senior Vice President and Elkhart General Site Manager, Miles Inc. (now Bayer Corporation).

Mr. McCurrie was elected Vice President and Chief Financial Officer in October 2003. Mr. McCurrie, a Certified Public Accountant, was the Chief Financial Officer of Pittsburgh-based Union Switch & Signal, Inc. from 1996 to October 2003. Mr. McCurrie was employed by Union Switch & Signal, Inc. from 1992 to October 2003.

Mr. Lacy was elected Senior Vice President, Administration, General Counsel and Secretary in January 2004. Mr. Lacy had previously been elected Vice President, Law and Human Resources and Secretary in July 2002 and Vice President, General Counsel and Corporate Secretary in July 2001. Mr. Lacy is also a director of several of the Company’s European subsidiaries. Mr. Lacy worked in the corporate legal department for Wheeling-Pittsburgh Steel Corporation from July 1998 through November 2000, most recently as Vice President, General Counsel and Secretary. Prior to that time, he was employed by the Bethlehem Lukens Plate Division of Bethlehem Steel Corporation as Division Counsel and Lukens Inc. as Assistant General Counsel.

Mr. Loadman was elected Vice President and General Manager, Railroad Products & Services in November 1994. After serving as plant manager of the Susquehanna, Pennsylvania treating and cogeneration plants from 1985 to 1988, Mr. Loadman was appointed Railroad Plants Operations Manager of the Railroad & Utility Products business in January 1989. Mr. Loadman is a member of the Railway Tie Association and American Wood Preservers Association.

Mr. Fitzgerald was elected Vice President and General Manager, Carbon Materials & Chemicals in March 1998. After serving as plant manager of the Stickney, Illinois Carbon Materials & Chemicals plant in 1996 and 1997, Mr. Fitzgerald was appointed Vice President and Manager, Carbon Materials & Chemicals in January 1998. He was Product Manager, Industrial Pitches from 1991 to 1995. Mr. Fitzgerald is a director of the American Coke & Coal Chemicals Institute.

Mr. Bryon was elected Vice President, Australasian Operations in October 1998. Mr. Bryon served as General Manager of Koppers Carbon & Chemicals Pty Ltd (a subsidiary of Koppers Australia Pty Ltd and previously known as Koppers Coal Tar Products Pty Ltd) since 1993.

Dr. Whittle was elected Vice President, European Operations in May 2000. Prior to May 2000, Dr. Whittle served as Managing Director of the United Kingdom operations of Tarconord since the acquisition of Bitmac, Ltd. by Tarconord in 1996. From 1986 until 1996, Dr. Whittle was Managing Director and Chief Executive Officer of Bitmac Ltd. Dr. Whittle is active in industry associations and has served as president of the International Tar Association and Lincolnshire Iron & Steel Institute and was until recently president of the Coke Oven Managers’ Association. Dr. Whittle is currently Vice President of the CEFIC Coal Tar Sector Group.

Mr. Bryce was elected Vice President and General Manager, Utility Poles & Piling Products, in February 2002. Prior to joining Koppers, Mr. Bryce worked for Atlantic Wood Industries and served as President of that firm from 1994 until 2000. Mr. Bryce is a member of the American Wood Preservers Association and is a past Chairman of the American Wood Preservers Institute and the Southern Pressure Treaters Association.

Mr. McCormack was elected Vice President and General Manager, Global Marketing, Sales and Development Group, Carbon Materials & Chemicals, in February 2002. Mr. McCormack had been Vice President, Marketing and Corporate Development for Koppers Europe ApS since January 2001 and General Manager of Carbon Materials & Chemicals for Koppers Australia Pty Ltd since 1998.

Mr. Collins was elected Vice President, Safety, Health and Environmental Affairs and Risk Management in November 1994, and had been Corporate Secretary from January 1989 until July 2001, at which time he was appointed Assistant Secretary.

Mr. Wombles joined Koppers in June 1997, at which time he was elected Vice President, Technology. Prior to joining Koppers, Mr. Wombles was Vice President, Research, Applications and Development for Ashland Petroleum Company. Mr. Wombles’ area of expertise is the chemistry and processing of high molecular weight hydrocarbons. Mr. Wombles is the author of several technical publications in this area and has been granted ten U.S. patents in the area of hydrocarbon processing.

Ms. Schaming was elected Treasurer and Assistant Secretary in May 1992. Ms. Schaming’s previous position was Assistant Treasurer and Manager of Cash Operations. Ms. Schaming is a certified cash manager.

Audit Committee Financial Expert.    The Board of Directors has determined that Dr. David M. Hillenbrand, who is Chairman of the Audit Committee, is both an independent director under the independent director standards of the New York Stock Exchange and is an audit committee financial expert.

Code of Ethics.    The Company has a code of ethics applicable to certain senior officers. The Company’s code of ethics has been filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth information concerning the compensation for services in all capacities to the Company, including options and stock appreciation rights (“SARS”), for the years ended December 31, 2003, 2002 and 2001, of those persons who were at December 31, 2003 the current Chief Executive Officer and each of the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 2003 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards

(a)	(b)	(c)		(d)	(g)	(i)
Name and Principal Position	Year	Salary		Bonus	Securities Underlying Options/SARS (#)	All Other Compensation (1)
Walter W. Turner	2003	$400,000		$344,000	—	$111,268
President and Chief	2002	381,250		175,000	15,000	133,259
Executive Officer	2001	363,720		50,000	—	165,143

Steven R. Lacy	2003	250,020		157,000	—	71,798
Senior Vice President, Administration, General	2002	237,315		82,500	10,000	73,600
Counsel and Secretary	2001	88,523	(2)	30,000	—	84,048

David Whittle	2003	235,289		127,073	—	36,621
Vice President, European Operations,	2002	209,880		145,890	—	22,264
Koppers Europe ApS	2001	192,240		147,000	—	16,458

Thomas D. Loadman	2003	202,440		92,125	—	59,276
Vice President and General Manager,	2002	196,140		72,809	3,000	71,849
Railroad Products & Services Division	2001	189,420		45,252	—	87,939

Kevin J. Fitzgerald	2003	200,400		88,000	—	58,739
Vice President and General Manager,	2002	190,500		40,706	3,000	69,527
Carbon Materials & Chemicals Division	2001	176,400		56,734	—	85,020

(1)	With the exception of Dr. Whittle, all other compensation consists of regular and supplemental matches to the Company’s 401(k) plan and earned credit for the Company’s Supplemental Executive Retirement Plan (“SERP”). For Mr. Turner, 401(k) matches for 2003, 2002 and 2001 were $6,000, $6,000 and $5,154, respectively, and SERP credits for 2003, 2002 and 2001 were $105,268, $127,259 and $159,989, respectively. For Mr. Lacy, 401(k) matches for 2003, 2002 and 2001 were $6,000, $6,000 and $2,987, respectively, and SERP credits for 2003, 2002 and 2001 were $65,798, $67,600 and $81,061, respectively. For Mr. Loadman, 401(k) matches for 2003, 2002 and 2001 were $6,000, $6,000 and $5,154, respectively, and SERP credits for 2003, 2002 and 2001 were $53,276, $65,849 and $82,785, respectively. For Mr. Fitzgerald, 401(k) matches for 2003, 2002 and 2001 were $6,000, $6,000 and $5,154, respectively, and SERP credits for 2003, 2002 and 2001 were $52,739, $63,527 and $79,867, respectively. All other compensation for Dr. Whittle consists of automobile allowances.

(2) Consists of six months of salary for 2001.

Stock Options

There were no grants of SARs or stock options during 2003.

Option Exercises and Fiscal Year-End Values

Shown below is information with respect to stock options exercised during 2003 and unexercised options at the end of the fiscal year under the Company’s stock option plans. No SARS were granted to any of the Named Executive Officers and none of the Named Executive Officers held any unexercised SARS at the end of the fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year-End Option/SAR Values

Name	Number of Securities Underlying Options/SARS Exercised	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARS at FY- End (#)		Value of Unexercised In-the-money Options/ SARS at FY-End ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Walter W. Turner	11,400	$86,550	3,000	14,400	$—	$—
Steven R. Lacy	2,000	5,700	—	8,000	—	—
David Whittle	—	—	1,800	1,200	—	—
Thomas D. Loadman	26,900	353,877	—	3,200	—	—
Kevin J. Fitzgerald	16,300	162,710	—	5,600	—	—

(1)	The value of unexercised in-the-money options was calculated by subtracting the exercise price from the fair value as of December 31, 2003 as determined by the Board of Directors pursuant to the provisions of the Stockholders’ Agreement. There were no unexercised in-the-money options held by any Named Executive Officer at December 31, 2003.

Benefit Plans

Pension Plan.    All executive officers of the Company are covered by the Retirement Plan of Koppers Inc. and Subsidiaries for Salaried Employees (the “Salaried Plan”). The following table contains approximate retirement benefits payable under the Salaried Plan, assuming retirement at age 65, payments made on the straight-life annuity basis and no election of a co- annuitant option. Annual retirement benefits are computed at the rate of 1.2% of Terminal Salary (as defined below) not in excess of $16,000, plus 1.6% of Terminal Salary in excess of $16,000, all multiplied by years of Credited Service (as defined below). Terminal Salary is determined based on the average annual salary (defined as salary plus one half of any incentive payments) for the five highest consecutive years of the last ten years of credited service, or during all years of such credited service if less than five. Credited Service includes all accumulated service as a salaried employee of the Company except for any period of layoff or leave of absence. In 1998 the Company amended the Salaried Plan to provide a minimum pension equal to 1.2% of Terminal Salary multiplied by years of Credited Service up to 35 years reduced by any pension benefit paid by the pension plan of Old Koppers.

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

The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 2003 for each participating Named Executive Officer: Walter W. Turner, $413,184 and 15 years of service; Steven R. Lacy, $250,235 and three years of service; and Thomas D. Loadman, $211,691 and 15 years of service; and Kevin J. Fitzgerald, $185,205 and 15 years of service.

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

Employment Agreements

Employment Agreement with Steven R. Lacy.    The Company entered into an employment agreement with Mr. Lacy in April 2002 that contains the terms of Mr. Lacy’s employment with Koppers. The employment agreement provides that Mr. Lacy will serve as Vice President, General Counsel and Corporate Secretary. The term of the agreement commenced on April 5, 2002 and continues until April 4, 2004; thereafter, on April 4 of each year the term is automatically extended for one additional year unless notice is given 180 days in advance by the Company or Mr. Lacy that such party does not wish to extend the term. Neither Mr. Lacy nor the Company provided timely notice of termination 180 days in advance of April 4, 2004. Therefore, Mr. Lacy’s agreement has been automatically extended until at least April 4, 2005. The employment agreement provides that Mr. Lacy will receive a base salary at an annual rate of no less than $250,000, and that such base salary will be subject to periodic review by the Chief Executive Officer. The employment agreement provides for participation in the Company’s corporate senior management incentive pool with an annual incentive target of 40% of base salary, and provides for a stock option grant to purchase a total of 7,500 shares of the Company’s common stock. The employment agreement also provides for participation in all the Company’s benefits plans. In the event of termination by the Company other than for cause, Mr. Lacy is entitled to receive the following payments: i) 104 weeks of salary and benefits continuation; ii) an additional number of weeks of salary and benefits continuation equal to the number of full years of service with the Company; iii) a lump sum severance payment equal to one-half of the sum of the amounts awarded to him under the applicable incentive plan and bonus plans in respect of each of the two calendar years preceding that in which occurs the date of termination; and iv) a lump sum severance payment equal to the value of certain payments he is entitled to receive in the event of a change of control, whether or not a change of control occurs.

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

Director Compensation

Koppers does not pay compensation to Directors who are also employees. In 2003, each Director who is not an employee was paid a retainer fee of $35,000 per year plus $5,000 for each Board Committee chaired, except the Saratoga Director is paid under the advisory services agreement between Koppers and Saratoga in lieu of Director’s fees. See “Certain Relationships and Related Transactions.” Effective January 1, 2004 each Director who is not an employee, except the Saratoga Director, will be paid a retainer fee of $40,000. Additionally the fee for the Chairman of the Audit Committee has been increased from $5,000 to $10,000.

Compensation Committee Interlocks and Insider Participation

Mr. Oberbeck, a principal for Saratoga, serves on and is chairman of the Human Resources and Compensation Committee of the Board of Directors of the Company, which, among other things, establishes compensation levels for the Company’s five most highly paid executive officers. Koppers also has an advisory services agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to Mr. Oberbeck. In addition, Saratoga may provide the Company with financial advisory services in connection with significant business transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies. During 2003 the Company paid Saratoga a total of $1.6 million for advisory services in connection with refinancing activities.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock and preferred stock as of February 27, 2004 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of either common stock or preferred stock; (ii) each of the Company’s directors; (iii) each named executive officer; and (iv) all of the Company’s officers and directors as a group.

	Voting Common Stock		Senior Convertible Preferred Stock (2)
Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage Beneficially Owned (1)	Shares Beneficially Owned	Percentage Beneficially Owned
Saratoga Partners III, L.P. (3)			2,288,481	100.0%
Walter W. Turner (4)	783,057	93.4%
Clayton A. Sweeney (5)	23,934	2.9%
Christian L. Oberbeck (3)			2,288,481	100.0%
Robert Cizik (6)	55,294	6.6%
David M. Hillenbrand (7)	15,000	1.8%
Steven R. Lacy (8)	2,000	*
Donald E. Davis (9)	46,795	5.6%
David Whittle (10)	1,800	*
Thomas D. Loadman (11)	26,760	3.2%
Kevin J. Fitzgerald (12)	15,512	1.9%
Randall D. Collins (13)	60,252	7.2%
All directors and officers as a group (14 persons) (4)	838,351	100.0%
Total shares outstanding, including vested options	838,351	100.0%	2,288,481	100.0%

*	1% or less.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investment power with respect to the shares shown as beneficially owned.
(2)	On December 1, 1997, 2,117,952 shares of voting common stock and 27,672 shares of non-voting common stock held by Saratoga were converted into 2,145,624 shares of preferred stock, entitling Saratoga to elect a majority of the Company’s Board of Directors and to exercise a majority of the voting power over all of the Company’s outstanding stock with respect to all matters subject to a stockholder vote. The preferred stock has voting (except as described below) and dividend rights equal to voting common stock and has a liquidation preference equal to par value. The preferred stock is convertible into common stock at any time on a one-for-one basis. The holders of the preferred stock vote as a separate series from all other classes of stock and are entitled to elect a majority of the Company’s Board of Directors.

(3)	With respect to 142,857 of these shares, Saratoga has voting power with respect to such shares and the Company has been informed that Brown University Third Century Fund has dispositive directive power with respect to such shares subject to the terms of the stockholders’ agreement. Saratoga is a private investment fund. The address for Saratoga is 535 Madison Avenue, New York, NY 10022. Saratoga has generally authorized Mr. Oberbeck, a director, to vote the shares of Koppers Inc. held by Saratoga. Mr. Oberbeck disclaims beneficial ownership of the preferred stock owned by Saratoga. Saratoga is entitled to elect a majority of the Board of Directors and to exercise a majority of the voting power of all of the Company’s outstanding stock.
(4)	Pursuant to the Stockholders’ Agreement, Mr. Turner was appointed as Representative of the approximately 150 management investors and granted irrevocable proxies to vote the 747,806 shares of common stock owned by the management investors, including 51,996 shares directly owned by Mr. Turner, for the term of the Stockholders’ Agreement. This excludes vested options held by the management investors to acquire 34,751 shares of common stock, which are exercisable at any time, plus 500 options which vest within 60 days of February 27, 2004. The address for Mr. Turner is Koppers Inc., 436 Seventh Avenue, Pittsburgh, PA 15219.
(5)	Pursuant to the Stockholders’ Agreement, Mr. Sweeney has granted an irrevocable proxy to the Representative to vote the shares owned by him. In 2003, 2002 and 2001 the Company purchased a total of 74,945 shares owned by Mr. Sweeney for a total of $2.1 million. The purchases represented 75% of Mr. Sweeney’s shares; the remaining shares held by Mr. Sweeney may be purchased in 2004 at the fair value at the purchase date.
(6)	Mr. Cizik financed the purchase of 35,294 of his shares in 1999 through a loan from Koppers. The financed shares vest at a rate of 20% per year according to Mr. Cizik’s compensation arrangement, and are 100% vested. See “Certain Relationships and Related Transactions—Consulting Agreements.”
(7)	Includes vested options to purchase 3,000 shares. Pursuant to the Stockholders’ Agreement, Dr. Hillenbrand has granted an irrevocable proxy to the Representative to vote the shares owned by him.
(8)	Pursuant to the Stockholders’ Agreement, Mr. Lacy has granted an irrevocable proxy to the Representative to vote the shares owned by him.
(9)	Pursuant to the Stockholders’ Agreement, Mr. Davis has granted an irrevocable proxy to the Representative to vote the shares owned by him. Mr. Davis left the Company in May 2003.
(10)	Includes vested options to purchase 1,800 shares. Pursuant to the Stockholders’ Agreement, Dr. Whittle has granted an irrevocable proxy to the Representative to vote the shares owned by him.
(11)	Pursuant to the Stockholders’ Agreement, Mr. Loadman has granted an irrevocable proxy to the Representative to vote the shares owned by him.
(12)	Pursuant to the Stockholders’ Agreement, Mr. Fitzgerald has granted an irrevocable proxy to the Representative to vote the shares owned by him.
(13)	Pursuant to the Stockholders’ Agreement, Mr. Collins has granted an irrevocable proxy to the Representative to vote the shares owned by him.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	100,201	$22.87	353,685
Equity compensation plans not approved by security holders (2)	9,750	$14.00	None

Total	109,951

(1)	Includes the Company’s Amended and Restated Stock Option Plan, 1998 Stock Option Plan and Employee Stock Purchase Plan.
(2)	Includes the Company’s 1997 Stock Option Plan which is described below.

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

ITEM 13.    Certain Relationships and Related Transactions

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2003. Clayton A. Sweeney, a shareholder and Director of the Company, is also counsel to Schnader Harrison Segal & Lewis LLP. During 2003, the Company paid a total of $0.3 million in legal fees to this firm. Additionally, in 2003, 2002 and 2001 the Company redeemed from Mr. Sweeney 25,116 shares at $29.00 per share, 23,913 shares at $28.00 per share, and 25,116 shares at $28.00 per share, respectively.

Consulting Agreements

Consulting Agreement with Robert Cizik.    The Company entered into a consulting agreement with Mr. Cizik in 1999 in which the Company pays a fee of $12,500 per month to Mr. Cizik for consulting services. The agreement also includes a provision, which allowed Mr. Cizik to purchase 20,000 shares of common stock for $17.00 per share, which purchase was made in October 1999 when the fair value per share was $17.25. Additionally, the agreement provides for a $0.6 million interest free loan from the Company for the purchase of 35,294 shares of restricted common stock at a price of $17.00 per share. Mr. Cizik purchased these shares in October 1999 by signing a promissory note to the Company for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by Mr. Cizik’s personal assets, is due in 2009, or immediately in the event Mr. Cizik is no longer Non-Executive Chairman of the Board of Directors. The shares were initially restricted, with a vesting period of five years; at December 31, 2003 all of the shares were vested. In the event Mr. Cizik is no longer Non-Executive Chairman of the Board of Directors of Koppers, the Company will redeem any non-vested shares at cost and all other shares at fair value.

Advisory Services Agreement with Saratoga Partners III, L.P.    Koppers has an advisory and consulting agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to Mr. Oberbeck. In addition, Saratoga may provide the Company with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by Koppers or its subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as the Board of Directors and Saratoga shall agree. For such services, the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies. During 2003 the Company paid Saratoga $1.6 million related to advisory services related to refinancing activities.

Mr. Oberbeck has served as a director of Koppers since October 1997. Mr. Oberbeck is one of the founders of Saratoga, where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that time, Mr. Oberbeck was a Managing Director of Warburg Dillon Read Inc. and its predecessor entity Dillon, Read & Co. Inc. from 1995 to September 1998, where he was responsible for the management of the Saratoga funds, and Managing Director of Castle Harlan, Inc., a corporate buyout firm, where he worked from 1987 to 1995.

Saratoga Partners has informed the Company that it is an independent New York based investment firm making private equity investments in partnership with management in the media and telecommunications, business services and manufacturing industries. Saratoga Partners was founded in 1984 as the corporate buyout group of Dillon, Read & Co. Inc., and is an experienced firm having led buyout investments in 33 companies.

ITEM 14.    Principal Accounting Fees and Services

Aggregate fees for professional services rendered for Koppers by Ernst & Young LLP as of or for the fiscal years ended December 31, 2003 and 2002 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of Koppers’ annual financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year 2003 (thousands)	Fiscal Year 2002 (thousands)
Audit Fees	$853	$467
Audit-Related Fees	54	84
Tax Fees	322	437

Total	$1,229	$988

Audit fees for the fiscal years ended December 31, 2003 and 2002 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Koppers’ Quarterly Reports on Form 10-Q, consents, comfort letters, international filings and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended December 31, 2003 and 2002 were for assurance and related services associated with employee benefit plan audits and assistance with technical accounting matters.

Tax Fees as of the fiscal years ended December 31, 2003 and 2002 were for services related to tax compliance, human resources tax advisory services, international tax advisory services and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Effective for fiscal year 2004, upon the filing of a Form S-4 Registration Statement, the Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1. Financial Statements

The following financial statements of Koppers Inc. are included in Item 8:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Koppers Inc.
Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001
Report of Independent Auditors	33
Consolidated Statement of Operations for the Years Ended December 31, 2003, 2002 and 2001	34
Consolidated Balance Sheet at December 31, 2003 and 2002	35
Consolidated Statement of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	37
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001	38
Notes to Consolidated Financial Statements	40

2. Schedules for the Years Ended December 31, 2003, 2002 and 2001
Schedule II— Valuation and Qualifying Accounts	70

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. See Exhibit Index on page 67 hereof

(b)    Reports on Form 8-K.

The Company filed the following reports on Form 8-K in the fourth quarter of 2003:

i)	Form 8-K dated October 1, 2003 regarding a press release announcing that the Company had completed its offer of $320.0 million of Senior Secured Notes due 2013.
ii)	Form 8-K dated October 16, 2003 regarding a press release announcing the declaration of a dividend to Koppers’ Common and Preferred Stock.
iii)	Form 8-K dated November 11, 2003 regarding a press release announcing third quarter results of the Company.
iv)	Form 8-K dated November 20, 2003 regarding the curtailment of operations at the Company’s Woodward, Alabama tar distillation facility.
v)	Form 8-K dated December 19, 2003 regarding a press release announcing the declaration of a dividend with respect to Koppers Common and Preferred Stock.

(c)    Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)    Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Koppers Inc.

We have audited the accompanying consolidated balance sheet of Koppers Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. As explained in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 6, 2004

except for Note 4, as to which the date is

February 27, 2004

KOPPERS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions except per share figures)

	Years Ended December 31,
	2003	2002	2001
Net sales	$842.9	$776.5	$753.7
Operating expenses:
Cost of sales	726.0	659.5	631.4
Depreciation and amortization	33.7	28.7	30.4
Selling, general and administrative	55.6	44.0	46.3
Restructuring and impairment charges	8.5	—	3.3

Total operating expenses	823.8	732.2	711.4
Operating profit	19.1	44.3	42.3
Equity in earnings of affiliates	(0.1)	—	0.3
Other income	0.1	9.8	8.2

Income before interest expense, income tax provision and minority interest	19.1	54.1	50.8
Interest expense	37.7	22.9	24.5

Income (loss) before income tax provision and minority interest	(18.6)	31.2	26.3
Income tax provision (benefit)	(1.3)	13.8	12.1
Minority interest	1.7	0.9	0.9

Income (loss) before cumulative effect of accounting change	$(19.0)	$16.5	$13.3
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	(18.1)	—	—

Net income (loss)	$(37.1)	$16.5	$13.3

Numerators for basic and diluted:
Income (loss) before cumulative effect of accounting change	$(19.0)	$16.5	$13.3
Preferred stock dividend	53.7	6.5	9.1

Income (loss) to common stock before cumulative effect of accounting change	(72.7)	10.0	4.2

Cumulative effect of accounting change	(18.1)	—	—

Net income (loss) to common stock	$(90.8)	$10.0	$4.2

Earnings (loss) per share of common stock:
Basic earnings (loss) per share before cumulative effect of accounting change	$(82.65)	$8.61	$3.15
Cumulative effect of accounting change	(20.59)	—	—

Basic earnings (loss) per share	$(103.24)	$8.61	$3.15

Diluted earnings (loss) per share before cumulative effect of accounting change	$(82.65)	$4.72	$3.15
Cumulative effect of accounting change	(20.59)	—	—

Diluted earnings (loss) per share	$(103.24)	$4.72	$3.15

See accompanying notes.

KOPPERS INC.

CONSOLIDATED BALANCE SHEET

(In millions)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$9.6	$9.5
Accounts receivable less allowance for doubtful accounts of $1.4 in 2003 and $0.9 in 2002	99.6	95.9
Inventories:
Raw materials	58.1	54.4
Work in process	4.3	4.8
Finished goods	68.3	54.8
LIFO reserve	(13.2)	(10.4)

Total inventories	117.5	103.6
Deferred tax benefit	8.9	5.1
Other	8.1	5.5

Total current assets	243.7	219.6
Equity in non-consolidated investments	10.3	11.3
Fixed assets:
Land	7.2	6.8
Buildings	18.2	15.5
Machinery and equipment	450.1	395.1

	475.5	417.4
Less: accumulated depreciation	(324.5)	(262.1)

Net fixed assets	151.0	155.3
Goodwill	34.2	29.2
Deferred tax benefit	54.9	35.2
Other assets	19.9	13.2

Total assets	$514.0	$463.8

See accompanying notes.

KOPPERS INC.

CONSOLIDATED BALANCE SHEET

(In millions except per share figures)

	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63.8	$67.8
Accrued liabilities	60.6	35.2
Revolving credit	—	31.3
Dividend payable	25.0	—
Current portion of term loans	8.0	21.8

Total current liabilities	157.4	156.1
Long-term debt:
Revolving credit	8.9	1.9
Term loans	3.8	31.7
Senior Secured Notes due 2013	320.0	—
Senior Subordinated Notes due 2007	—	175.0

Total long-term debt	332.7	208.6
Product warranty and insurance reserves	16.4	17.2
Accrued pension liabilities	29.4	32.5
Other long-term liabilities	47.9	21.7

Total liabilities	583.8	436.1
Commitments and contingencies-See Note 9
Minority interest	6.1	5.4
Common stock subject to redemption	13.2	23.1
Senior convertible preferred stock, $.01 par value; 10.0 shares authorized; 2.3 shares issued in 2003 and 2002	—	—
Common stock, $.01 par value: 37.0 shares authorized, 3.0 shares issued in 2003 and 2.8 shares issued in 2002	—	—
Capital in excess of par value	15.8	12.9
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained earnings (deficit)	(53.7)	46.5
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	8.0	(14.6)
Minimum pension liability, net of tax	(14.5)	(12.4)

Total accumulated other comprehensive loss	(6.5)	(27.0)
Treasury stock, at cost, 2.1 shares in 2003 and 1.7 shares in 2002	(44.1)	(32.6)

Total liabilities and stockholders’ equity	$514.0	$463.8

See accompanying notes.

KOPPERS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2003	2002	2001
Cash provided by (used in) operating activities:
Net income (loss)	$(37.1)	$16.5	$13.3
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	33.7	28.7	30.4
Bad debt expense	2.1	0.1	2.3
Deferred income taxes	(8.9)	6.2	4.8
Write-offs of deferred financing costs	6.4	—	—
Equity income of affiliated companies, net of dividends received	1.0	0.9	0.6
Cumulative effect of accounting changes	18.1	—	—
Restructuring and impairment	8.4	(3.4)	0.6
Change in reserves	(3.5)	(3.9)	0.4
Other	(0.3)	(0.1)	(1.7)
(Increase) decrease in working capital, net of acquisitions:
Accounts receivable	2.3	(7.0)	11.2
Inventories	(4.2)	7.2	(2.3)
Accounts payable	(10.0)	7.1	4.0
Accrued liabilities	2.0	(5.3)	(3.5)
Other working capital items	2.4	(1.0)	(0.6)

Net cash provided by operating activities	12.4	46.0	59.5
Cash provided by (used in) investing activities:
Acquisitions and related costs, net of cash acquired	—	—	(6.4)
Capital expenditures	(19.3)	(19.7)	(14.6)
Other	0.8	1.4	2.7

Net cash used in investing activities	(18.5)	(18.3)	(18.3)
Cash provided by (used in) financing activities, net of acquisitions:
Borrowings of revolving credit	285.9	253.3	165.7
Repayments of revolving credit	(311.0)	(231.5)	(165.7)
Issuance of 9 7/8% Senior Secured Notes Due 2013	320.0	—	—
Redemption of 9 7/8% Senior Subordinated Notes Due 2007	(175.0)	—	—
Borrowings on long-term debt	75.0	—	—
Repayments on long-term debt	(116.7)	(30.4)	(21.1)
Purchases of common stock	(9.0)	(6.2)	(5.9)
Payment of deferred financing costs	(16.1)	—	—
Dividends paid	(48.1)	(9.8)	(14.6)

Net cash provided by (used in) financing activities	5.0	(24.6)	(41.6)
Effect of exchange rates on cash	1.2	1.2	(1.2)

Net increase (decrease) in cash and cash equivalents	0.1	4.3	(1.6)
Cash and cash equivalents at beginning of year	9.5	5.2	6.8

Cash and cash equivalents at end of year	$9.6	$9.5	$5.2

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$20.3	$22.3	$25.0
Income taxes	$8.9	$7.0	$8.6

See accompanying notes.

KOPPERS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions except per share figures)

	Convertible Preferred Stock	Voting Common Stock	Capital In Excess of Par Value	Loan Receivable From Director
Balance at December 31, 2000	—	—	9.1	(0.6)
Net income for 2001	—	—	—	—
Foreign currency translation	—	—	—	—
Minimum pension liability adjustment, net of tax of $2.7	—	—	—	—
Comprehensive income
Net change in common stock subject to redemption.	—	—	—	—
Options exercised, 0.2 shares	—	—	3.3	—
Treasury stock purchases, 0.3 shares	—	—	—	—
Dividends paid ($4.00 per share)	—	—	—	—

Balance at December 31, 2001	—	—	12.4	(0.6)
Net income for 2002	—	—	—	—
Foreign currency translation	—	—	—	—
Minimum pension liability adjustment, net of tax of $5.1	—	—	—	—
Comprehensive income
Net change in common stock subject to redemption	—	—	—	—
Options exercised, 0.1 shares	—	—	0.5	—
Treasury stock purchases, 0.2 shares	—	—	—	—
Dividends paid ($2.85 per share)	—	—	—	—

Balance at December 31, 2002	$—	$—	$12.9	$(0.6)
Net income (loss) for 2003	—	—	—	—
Foreign currency translation	—	—	—	—
Minimum pension liability adjustment, net of tax of $1.1	—	—	—	—
Comprehensive income
Net change in common stock subject to redemption	—	—	—	—
Options exercised, 0.2 shares	—	—	2.9	—
Treasury stock purchases, 0.4 shares	—	—	—	—
Dividends declared ($23.46 per share)	—	—	—	—

Balance at December 31, 2003	$—	$—	$15.8	$(0.6)

See accompanying notes.

KOPPERS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions except per share figures)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock
Balance at December 31, 2000	$33.3	$(20.1)		$(18.0)
Net income for 2001	13.3	—	$13.3	—
Foreign currency translation	—	(4.2)	(4.2)	—
Minimum pension liability adjustment, net of tax of $2.7	—	(4.1)	(4.1)	—

Comprehensive income			$5.0

Net change in common stock subject to redemption	8.6	—		—
Options exercised, 0.2 shares	—	—		—
Treasury stock purchases, 0.3 shares	—	—		(7.9)
Dividends paid ($4.00 per share)	(14.6)	—	—	—

Balance at December 31, 2001	40.6	(28.4)		(25.9)
Net income for 2002	16.5	—	$16.5	—
Foreign currency translation	—	9.7	9.7	—
Minimum pension liability adjustment, net of tax of $5.1	—	(8.3)	(8.3)	—

Comprehensive income			$17.9

Net change in common stock subject to redemption	(0.8)	—		—
Options exercised, 0.1 shares	—	—		—
Treasury stock purchases, 0.2 shares	—	—		(6.7)
Dividends paid ($2.85 per share)	(9.8)	—		—

Balance at December 31, 2002	46.5	(27.0)		(32.6)
Net income (loss) for 2003	(37.1)	—	$(37.1)	—
Foreign currency translation	—	22.6	22.6	—
Minimum pension liability adjustment, net of tax of $1.1	—	(2.1)	(2.1)	—

Comprehensive income			$(16.6)

Net change in common stock subject to redemption	9.9	—		—
Options exercised, 0.2 shares	—	—		—
Treasury stock purchases, 0.4 shares	—	—		(11.5)
Dividends declared ($23.46 per share)	(73.0)	—		—

Balance at December 31, 2003	$(53.7)	$(6.5)		$(44.1)

See accompanying notes.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Business

Koppers Inc. (the “Company” or “Koppers”) is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the railroad, aluminum, chemical, utility and steel industries. The Company’s business is managed as two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

The Company’s Carbon Materials & Chemicals division is a supplier of a) carbon pitch, which is used primarily by the aluminum industry as a binder in the manufacture of anodes; b) phthalic anhydride (“PAA”), used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making; c) creosote and chemicals, used in the protection of timber against termites, fungal decay and weathering; d) carbon black (and carbon black feedstock), used in the production of rubber tires; and e) furnace coke, used in the manufacturing of steel.

The Company’s Railroad & Utility Products division a) provides various products and services to railroads, including crossties (both wood and concrete), track and switch pre-assemblies and disposal services; b) supplies treated wood poles to electric and telephone utilities; and c) provides products to, and performs various wood treating services for, vineyards, construction and other commercial applications.

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

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to Koppers, a specific reserve for bad debts is recorded against amounts due. If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required.

Inventories

In the United States, Carbon Materials & Chemicals (excluding furnace coke) and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the U.S. are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 55% and 59% of the first-in, first-out (“FIFO”) inventory value at December 31, 2003 and 2002, respectively. LIFO liquidations resulted in pre-tax income of $2.6 million for the year ended December 31, 2001.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and when title passes to the customer. Service revenue, consisting primarily of wood treating products and services, is recognized at the time the service is provided.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

The following describes activity related to the Company’s significant equity investments as included in the consolidated statement of operations as of and for each of the years ended December 31:

KSA Limited Partnership (KSA)

The Company holds a 50% investment in KSA, a concrete crosstie operation located in Portsmouth, Ohio.

	Equity Income	Dividends Received
	(In millions)
2003	$0.5	$0.9
2002	0.6	0.8
2001	0.6	0.9

Koppers (China) Carbon & Chemical Co. Ltd. (Koppers China)

The Company holds a 60% ownership interest in Koppers China but accounts for this investment under the equity method as described below.

	Equity Loss	Dividends Received
	(In millions)
2003	$(0.6)	$0.0
2002	(0.6)	0.0
2001	(0.3)	0.0

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

In June 2001 the Company entered into an agreement with TISCO whereby TISCO assumed control of Koppers China through December 31, 2003. During this period TISCO bore all responsibility for the operations and management of the facility, as well as the net income or loss, except for Koppers’ pro rata share of depreciation, amortization and income taxes for the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China. The Company chose to delay development of the carbon pitch export market due to the restructuring of the North American aluminum smelting capacity. In the interim, TISCO assumed responsibility for the joint venture to develop the domestic Chinese market. TISCO has guaranteed a bank loan of Koppers China; the Company has issued a cross guarantee to TISCO in the amount of approximately $1.5 million, representing 60% of the loan amount. The effect on 2001 sales and earnings from the consolidation of Koppers China prior to TISCO assuming operating control was $0.0 million and $(0.2) million, respectively. The equity losses for 2003, 2002 and 2001 as noted above reflect the Company’s pro rata share of depreciation, amortization and income taxes for each respective period.

Beginning January 1, 2004 the Company has assumed operating control of Koppers China and therefore will begin to consolidate this entity in the first quarter of 2004.

Depreciation

Buildings, machinery, and equipment are recorded at purchased cost and depreciated over their estimated useful lives (5 to 20 years) using the straight-line method. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $31.6 million, $25.9 million and $25.9 million, respectively.

Accrued Insurance

The Company is insured for property, casualty and workers’ compensation insurance up to various stop loss coverages. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Losses accrued at December 31, 2003, 2002 and 2001 amounted to $12.9 million, $12.9 million and $16.5 million, respectively.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disclosures About Fair Value of Financial Instruments

Cash and short-term investments:    The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term debt:    The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of the revolving credit facilities and term loans approximate carrying value due to the variable rate nature of these instruments. The fair value of the Senior Secured Notes (based on trading activity) at December 31, 2003 was $353.6 million.

Research and Development

Research and development costs, which are included in selling, general and administrative expenses, amounted to $2.3 million for 2003, $2.9 million for 2002 and $2.7 million for 2001.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company has applied the rules on accounting for goodwill beginning in the first quarter of 2002. If Statement No. 142 had been adopted January 1, 2001 the increase to net income, basic earnings per share and diluted earnings per share would have been $0.8 million, $0.60 and $0.60, respectively. During 2003 the Company performed the required impairment tests of goodwill as of November 30, 2003 and has determined that there is no impairment. Activity related to goodwill for the last three years consisted of the following: (i) for 2003, the balance increased from $29.2 million to $34.2 million as the result of $5.0 million of foreign currency effect; (ii) for 2002, the balance increased from $27.0 million to $29.2 million as the result of $2.2 million of foreign currency effect; and (iii) for 2001, the balance decreased from $28.9 million to $27.0 million as a result of $1.5 million of amortization and $(0.4) million of foreign currency effect.

Derivatives

The Company economically hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period. Therefore, at December 31, 2003 and 2002 there were no deferred gains or losses on hedging of foreign currencies. The fair value of derivatives at December 31, 2003 and 2002 was $0.3 million and ($0.3) million, respectively, and is included in Other Current Assets and Other Current Liabilities. For the years ended December 31, 2003, 2002 and 2001 $0.2 million, $0.0 million and $0.2 million, respectively, of losses on forward exchange contracts are included in cost of sales. Realized foreign exchange gains for the years ended December 31, 2003, 2002 and 2001 amounted to $0.3 million, $0.1 million and $0.0 million, respectively.

Environmental Liabilities

The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2003 and 2002 were approximately $7.5 million and $11.3 million, respectively, which include provisions for fines, soil remediation and the mandatory cleaning and disposal of residues from certain storage tanks.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty Reserves

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these reserves (millions):

	2003	2002	2001
Warranty reserve beginning of year	$5.3	$5.5	$5.7
Warranty expense charged to income	0.9	0.8	0.5
Cash expenditures for warranty claims	(0.5)	(1.0)	(0.7)

Warranty reserve end of year	$5.7	$5.3	$5.5

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

	Years Ended December 31,
	2003	2002	2001
	(In millions except per share figures)
Net income (loss), as reported	$(37.1)	$16.5	$13.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.1	0.1	0.1

Pro forma net income (loss)	$(37.2)	$16.4	$13.2
Earnings (loss) per share:
Basic-as reported	$(103.24)	$8.61	$3.15
Basic-pro forma	(103.44)	8.53	3.10
Diluted-as reported	$(103.24)	$4.72	$3.15
Diluted-pro forma	(103.44)	4.70	3.10

The fair value for options granted in 2002 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0%; dividend yield of 5.0%; volatility factor of .22; and an expected option life of 5 years.

Reclassification

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassification had no effect on net income. In accordance with EITF 00-10, the Company has revised net sales to reflect freight and related costs as components of cost of sales rather than as reductions to net sales. The effect of this change was to increase net sales and cost of sales for the years ended December 31, 2002 and 2001 by $46.2 million and $46.1 million, respectively.

Impact of Other Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that the Company is either now or in the future required to repurchase shares of common stock, the adoption of Statement No. 150 would require the Company to classify common stock subject to redemption as a liability as of January 1, 2004, based on the latest revision. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, Koppers now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million ($20.59 per share for both basic and diluted for the year ended December 31, 2003). The effect of the change on the year ended December 31, 2003 was zero. The pro forma effects of the application of Statement No. 143 as if the Statement had been adopted on January 1, 2001 (rather than January 1, 2003) are presented below:

	Years Ended December 31,
	2003	2002	2001
Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:
Net income (loss) (millions)	$(19.0)	$15.2	$12.1
Preferred stock dividends (millions)	(53.7)	(6.5)	(9.1)

Net income (loss) to common (millions)	$(72.7)	$8.7	$3.0
Basic earnings (loss) per share	$(82.65)	$7.55	$2.22
Diluted earnings (loss) per share	(82.65)	4.37	2.22

The Company recognizes asset retirement obligations for (i) storage tank inspections and the removal and disposal of residues: (ii) dismantling of certain tanks required by governmental authorities; (iii) inspection, cleaning and dismantling costs for owned rail cars; and (iv) inspection and cleaning costs for leased rail cars and barges. The following table describes changes to the Company’s asset retirement obligation liability at December 31, 2003 (in millions):

Asset retirement obligation at beginning of year	$—
Liability recognized in transition	33.4
Accretion expense	2.4
Effect of fixed asset additions	0.9
Adjustments for changes in estimated cash flows	4.7
Expenses incurred	(6.5)

Asset retirement obligation at December 31, 2003	$34.9

The pro forma asset retirement obligation liability balances as if Statement No. 143 had been adopted on January 1, 2001 (rather than January 1, 2003) are as follows (in millions):

	December 31,
	2003	2002	2001
Pro forma amounts of liability for asset retirement obligation at beginning of year	$33.4	$31.1	$28.9
Pro forma amounts of liability for asset retirement obligation at end of year	34.9	33.4	31.1

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, effective for fiscal years ending after December 15, 2002. Statement 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has complied with the disclosure requirements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revision to FIN No. 46; for the Company, the revised provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2004. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial position, cash flows or results of operations.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also requires that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The Company has adopted FIN No. 45 and the effect of adoption did not have a material impact on its financial position, cash flows or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“Issue 00-21”), Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve delivery or performance of multiple products, services and/or rights to use assets. The adoption of Issue 00-21 in July 2003 had no impact on the Company’s consolidated financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Effective January 1, 2003, the Company adopted the provisions of Statement No. 146, and the related provisions have been applied to the curtailment of its Woodward, Alabama and Portland, Oregon carbon materials facilities on December 31, 2003 and the closure of its Logansport, Louisiana wood treating facility on September 30, 2003.

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The adoption of Statement No. 145 resulted in charges of $12.2 million during 2003 to income (loss) before income tax provision (benefit) and minority interest for costs related to extinguishment of debt rather than as an extraordinary item.

2.    Restructuring and Impairment Charges

Restructuring and impairment charges for 2003 totaled $8.5 million. During the fourth quarter of 2003 the Company determined that capacity rationalization was required in its U.S. Carbon Materials & Chemicals business to increase competitiveness. Accordingly, in December 2003 Koppers ceased production at its carbon materials facility in Woodward, Alabama, resulting in a restructuring charge to fourth quarter pre-tax income of $3.1 million. Additionally, during the fourth quarter of 2003 the Company concluded that its carbon materials port operation in Portland, Oregon is an impaired facility based on its current and long-term economic prospects as a result of recent negotiations with a significant customer. The impairment charge for this facility resulted in a charge to fourth quarter pre-tax income of $3.1 million. The Company also incurred a $1.0 million charge for the impairment of certain storage tanks which have been permanently idled due to reduced demand for carbon materials products in U.S. markets. In September 2003, the Company closed its Logansport, Louisiana wood treating plant due to deteriorating local market conditions and their impact on volumes and profitability. The closure resulted in a $1.3 million restructuring charge in the third quarter.

Total restructuring and impairment charges consisted of cash charges of $0.7 million for severance and non-cash charges of $7.8 million primarily for write downs of fixed assets.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these restructuring programs the Company incurred additional related charges including $4.7 million of accelerated asset retirement obligations charged to cost of sales, $1.4 million of freight contract settlement charged to cost of sales and $0.4 million of severance charged to selling, general and administrative expense.

At December 31, 2003 approximately $0.1 million of the cash charges had been expended. The majority of the remaining cash expenditures are expected to be incurred during 2004.

In February 2001 the Company’s Board of Directors approved the closure of the utility pole facility and adjacent cogeneration facility located in Feather River, California (“Feather River”) effective March 31, 2001. The closure resulted in total charges to earnings in 2001 of $4.6 million, which included $1.3 million of operating expenses. Expenditures of approximately $3.3 million during 2002 and 2001 were primarily for dismantling costs. At December 31, 2002 the dismantling and closure had been completed, the land had been sold, and there were no remaining reserves.

3.    Debt

	December 31,
	2003	2002
	(In millions)
Revolving credit	$8.9	$33.2
Term loans	11.8	53.5
Senior Subordinated Notes due 2007	—	175.0
Senior Secured Notes due 2013	320.0	—

	$340.7	$261.7

Monessen Transaction

As part of the Monessen Transaction (as defined and described in Note 6), the Company executed a $5.0 million loan that is scheduled to be repaid at an interest rate of 16% based on the cash flows of the coke operations. The outstanding balance on this loan at December 31, 2003 amounted to $3.8 million.

October 2003 Refinancing.

In October 2003, the Company issued $320 million of 9 7/8% Senior Secured Notes due 2013 (the “New Notes”), with a portion of the proceeds from the New Notes used to redeem $175 million of existing senior subordinated notes due 2007 (the “Old Notes”). The October refinancing also included an amendment to the existing credit agreement, providing for a reduction in the term loan to $10.0 million, due in quarterly installments through November 2004. As a result of the refinancing, approximately $5.0 million of deferred financing costs associated with the Old Notes was written off to interest expense when the Old Notes were called on December 1, 2003. Additionally, the Company paid a $5.8 million call premium on the Old Notes which is reflected in interest expense.

May 2003 Refinancing.

In May 2003, the Company refinanced substantially all of its bank debt, incurring fees and expenses of approximately $3.8 million. The new credit facilities provided for term loans of $75.0 million and a revolving credit facility of up to $100.0 million. As part of the October refinancing the credit agreement was amended, resulting in all but $10.0 million of the term loan being repaid and $1.4 million of related deferred financing costs being written off to interest expense. At December 31, 2003 $8.0 million of the term loan and $6.0 million of the revolving credit facility were outstanding. The credit agreement is for a period of four years, and the loans are secured by substantially all of the Company’s assets, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants.

The term loan and the revolving credit facility under the credit facilities provide for interest at variable rates. At December 31, 2003 the effective rate on the term loan was 3.9% and the rate on the revolving credit facility was 3.4%.

Substantially all of the Company’s assets, including the assets of significant subsidiaries other than Koppers Europe, are pledged as collateral for the credit facilities. The credit facilities contain certain covenants that limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A subsidiary of Koppers Australia has a loan outstanding in the amount of $2.9 million at December 31, 2003 which is classified as revolving credit. There is no specified repayment period for this loan.

At December 31, 2003 the aggregate debt maturities for the next five years are as follows (in millions):

2004	$8.0
2005	3.8
2006	—
2007	6.0
2008	—

At December 31, 2003 the Company had $17.6 million of standby letters of credit outstanding, with terms ranging from one to two years.

Deferred financing costs associated with the credit facilities and the issuance of New Notes totaled $16.1 million and are being amortized over the life of the related debt. Deferred financing costs (net of accumulated amortization of $1.9 million at December 31, 2003, $10.0 million at December 31, 2002 and $8.2 million at December 31, 2001) were $14.2 million, $6.5 million and $8.4 million at December 31, 2003, 2002 and 2001, respectively, and are included in other assets. The refinancing activities during 2003 resulted in the write-off of deferred financing costs of $6.4 million.

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

The Company has an advisory services agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to the Saratoga director. In addition, Saratoga may provide the Company with financial advisory services in connection with significant transactions, such as acquisitions, for which the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies. During 2003 the Company paid Saratoga a total of $1.6 million for advisory services related to refinancing activities.

Common Stock Subject to Redemption

The Stockholders’ Agreement requires the Company, subject to cash payment limitations under the terms of existing debt covenants, to redeem certain shares of common stock owned by members of management upon a “termination event” relative to a management employee. A termination event is defined as retirement, death, disability or resignation. At December 31, 2003 and 2002 the maximum redemptions that could be paid under the Stockholders’ Agreement, subject to existing debt covenants, were $13.2 million and $23.1 million, respectively. The value of shares subject to redemption under the terms of the Stockholders’ Agreement is segregated from other common stock on the face of the balance sheet. There were approximately 0.8 million shares of common stock at December 31, 2003 subject to the redemption provisions of the Stockholders’ Agreement.

Common stock subject to redemption decreased by $8.6 million during 2001, increased by $0.8 million in 2002 and decreased by $9.9 million in 2003. Changes in this balance reflect retiree redemptions, revaluations and new shares issued as a result of stock option exercises.

In each of 2003, 2002 and 2001 the Company redeemed 25% of a Director’s shares at the respective fair values for a total of approximately $0.7 million each year, with the remainder scheduled to be redeemed in 2004. In 2000, a former Director resigned from the Company’s Board of Directors. The Company has redeemed all of the Director’s shares over the past four years for a total of approximately $7.0 million.

In October 1999, a Director of the Company purchased 55,294 shares of common stock of the Company for $0.9 million; 35,294 of the shares were financed through an interest-free loan from the Company in the amount of $0.6 million due in 2009. The shares related to the loan are restricted and vest at a rate of 20% per year. At December 31, 2003 all of such shares were vested. In the event that the Director no longer serves on the Board of Directors, the loan must be repaid.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate redemption amounts under the Stockholders’ Agreement for the next five years based on termination events of which the Company is aware, based on the current share price, are as follows:

2004	$2.5 million
2005	0.5 million
2006	0.5 million
2007	—
2008	—

On February 27, 2004 the Stockholder’ Agreement was amended to make the redemption of common stock from the Management Investors at the option of the Company, after the effective date of the amendment. The effect of this change will be to reduce the amount of the liability recorded in the first quarter of 2004 as a result of the adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, by the value of shares held by active Management Investors.

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

Dividends

In 2003, 2002 and 2001 the Company paid cash dividends of $15.46, $2.85 and $4.00 per share, respectively, to common and preferred shareholders. Additionally, in December 2003 the Company declared a cash dividend of $25 million ($8.00 per share) which was paid in January 2004. The Company is limited by its current lending covenants regarding the payment of dividends.

5.    Pension and Other Postretirement Benefit Plans

Expected Contributions for the 2004 Fiscal Year (U.S. plans only):

The expected contributions for 2004 are estimated to be between $11 and $16 million. The range of contributions reflects the uncertainty of pension relief legislation being passed for the 2004 plan year.

Investment Policy (U.S. only):

The Company’s Pension Plan Committee (the “Pension Committee”) has established a target asset allocation for U.S. equities, international equities, and fixed income securities, as well as normal ranges around such target allocation. The target asset allocation and the normal ranges are as follows:

Asset Allocation Guidelines:
Asset Class	Target	Normal Range
Domestic Equities	60%	50%-70%
International Equities	5%	0%-10%
Fixed Income Securities	35%	25%-45%

The primary objective of the Retirement Plan for Koppers Inc. (the “Plan”) is to provide retirement benefits for its participants and their beneficiaries. As such, the Plan has a long-term investment horizon and investments of Plan assets should (i) be sufficiently diversified to meet the funding goals of the Plan; (ii) provide an opportunity to maximize returns within reasonable and prudent levels of risk; (iii) provide an opportunity to achieve returns comparable to returns for similar investment options; and (iv) control administrative and management costs to the Plan.

The Pension Committee reviews, among other things, the total Plan performance on a quarterly basis. The review includes the following:

•	A determination of adherence to Plan investment policy guidelines;

•	An assessment of performance compared with applicable benchmarks such as the S&P 500 Index, the Wilshire 4500 Index and the EAFE Index;

•	An update on changes within the investment manager’s organization, staff and asset base; and

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	An assessment of capital market trends or other outstanding issues, as appropriate.

The measurement date for the U.S. pension and postretirement assets and obligations is December 31 for each respective year.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(In millions)		(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$134.0	$123.6	$10.2	$11.9
Service cost	4.1	5.3	0.2	0.2
Interest cost	9.2	8.5	0.7	0.7
Plan participants’ contributions	0.4	0.3	—	—
Amendments	0.1	0.7	—	—
Actuarial (gains) losses	14.2	(0.9)	5.2	(1.7)
Foreign currency changes	5.3	3.5	—	—
Benefits paid	(6.5)	(7.0)	(0.8)	(0.9)

Benefit obligation at end of year	$160.8	$134.0	$15.5	$10.2

Change in plan assets:
Fair value of plan assets at beginning of year	$85.4	$92.4	$—	$—
Actual return on plan assets	13.4	(9.9)	—	—
Employer contribution	6.1	6.8	0.8	0.9
Plan participants’ contributions	0.4	0.3	—	—
Foreign currency changes	4.6	2.8	—	—
Benefits paid	(6.5)	(7.0)	(0.8)	(0.9)

Fair value of plan assets at end of year	$103.4	$85.4	$0.0	$0.0

Funded status of the plan	$(57.4)	$(48.6)	$(15.5)	$(10.2)
Unrecognized transitional (asset)/obligation	(3.1)	(3.1)	—	—
Unrecognized actuarial (gain) loss	41.3	35.5	2.5	(2.8)
Unrecognized prior service cost	1.8	2.3	(1.8)	(2.1)

Net amount recognized	$(17.4)	$(13.9)	$(14.8)	$(15.1)

Disclosures:
Amounts recognized in the statement of financial position consist of:
Prepaid pension benefit	$0.3	$—	$—	$—
Accrued benefit liability	(42.9)	(35.5)	(14.8)	(15.1)
Intangible asset	1.8	1.4	—	—
Minimum pension liability adjustment-reduction of shareholders’ equity	23.4	20.2	—	—

Net amount recognized	$(17.4)	$(13.9)	$(14.8)	$(15.1)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $160.9 million, $145.9 million and $103.4 million, respectively, as of December 31, 2003, and $128.4 million, $115.0 million and $80.3 million, respectively, as of December 31, 2002.

Weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate	6.16%	6.75%	6.25%	7.00%
Expected return on plan assets	7.86%	9.00%
Rate of compensation increase	3.16%	4.00%
Initial medical trend rate			11.00%	8.00%

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis for the Selection of the Long Term Rate of Return on Assets (U.S. only):

The long term rate of return on assets assumption was determined by using the plan’s asset allocation as described in the plan’s investment policy and modeling a distribution of compound average returns over a 20 year time horizon. The model uses asset class return, variance, and correlation assumptions to produce the expected return. The return assumptions used forward looking gross returns influenced by the current bond yields, corporate bond spreads and equity risk premiums based on current market conditions. The accumulated benefit obligations and asset values for U.S. plans at December 31, 2003 amounted to $106.3 million and $66.9 million, respectively, and at December 31, 2002 amounted to $89.2 million and $56.9 million, respectively.

In general, the long term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. This resulted in the selection of the 8.75% long term rate of return on assets assumption (the long term rate of return assumption net of expenses is 8.25%).

The Retirement Plan for Koppers Inc. Weighted Average Asset Allocation at December 31 by Asset Category is as Follows (U.S. plans only):

Asset Class	2003	2002
Domestic Equities	61.3%	52.9%
International Equities	5.2	4.4
Fixed Income Securities	33.5	42.7%

Totals	100.0%	100.0%

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$4.1	$5.3	$0.2	$0.2
Interest cost	9.2	8.5	0.7	0.7
Expected return on plan assets	(6.7)	(7.8)	—	—
Amortization of prior service cost	0.5	0.2	(0.4)	(0.7)
Amortization of gain (loss)	2.4	0.6	—	(0.2)
Amortization of transition amounts	(0.3)	(0.3)	—	—

Net periodic benefit cost	$9.2	$6.5	$0.5	$—

The Company has various nonpension postretirement benefit plans. The contributions for health benefits are adjusted annually; the life insurance plan is noncontributory. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the Company’s expressed intent to increase retiree contributions each year by 50%-100% of any increases in premium costs.

The Company recognizes a minimum pension liability for under funded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized either as an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of shareholders’ equity. The Company recorded additional liabilities of $25.2 million and $21.6 million as of December 31, 2003 and 2002, respectively. Intangible assets of $1.8 million and $1.4 million and stockholders’ equity reductions, net of income taxes, of $14.5 million and $12.4 million, were recorded as of December 31, 2003 and 2002, respectively.

The 2003 initial medical trend rate was assumed to decrease gradually to 5.0% in 2011 and remain at that level thereafter.

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2003	$0.1	$(0.1)
Effect on postretirement benefit obligation as of December 31, 2003	$0.9	$(0.8)

Cash Flows:

Other post-retirement benefits are funded on a cash basis. Therefore, the expected contribution in 2004 is approximately $1.0 million.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Medicare Prescription Drug Act.    In January 2004 the FASB issued Financial Staff Position (“FSP”) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FSP 106-1, a plan sponsor may elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. The Company has not adopted the provisions of the Act and, accordingly, any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effect of the Act. Specific authoritative guidance, when issued, could require the Company to change previously reported information.

Incentive Plan—The Company has established management incentive plans based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this plan was $2.7 million in 2003, $2.2 million in 2002 and $2.0 million in 2001.

Employee Savings Plan—The Company has established an employee savings plan for all eligible salaried employees that conforms to Section 401(k) of the Internal Revenue Code. Under the salaried plan, participating employees can elect to contribute up to 20% of their salaries with a regular Company matching contribution equivalent to 50% of the first 6% of contributions. Currently under the hourly plan, and for the salaried plan prior to 2002, the matching contribution was 100% of the first 1% plus 50% of the next 2% of contributions.

The Company’s regular contributions amounted to $1.0 million in 2003, $0.9 million in 2002 and $0.5 million in 2001. The Company also made supplemental contributions at the end of 2001 approved by the Board of Directors. Supplemental contributions will no longer be made in lieu of the increased regular contribution percentages.

6.    Income Taxes

Components of the Company’s income tax provision (benefit) are as follows:

	Years Ended December 31,
	2003	2002	2001
	(In millions)
Current:
Federal	$—	$0.1	$0.4
State	0.1	0.1	—
Foreign	7.5	7.4	6.9

Total current tax provision	7.6	7.6	7.3
Deferred:
Federal	(8.4)	6.1	5.0
State	(0.1)	0.1	(0.1)
Foreign	(0.4)	—	(0.1)

Total deferred tax provision (benefit)	(8.9)	6.2	4.8

Total income tax provision (benefit)	$(1.3)	$13.8	$12.1

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2003	2002
	(In millions)
Deferred tax assets:
Alternative minimum tax credits	$12.1	$12.3
Other postretirement benefits obligation	17.4	17.0
Reserves, including insurance and product warranty	14.2	11.5
Book/tax inventory accounting	2.4	2.8
Accrued vacation	2.7	2.5
Excess tax basis on Koppers Australia assets	10.0	11.2
Monessen Transaction	4.2	2.2
Asset retirement obligations	11.7	—
Federal net operating loss benefit	8.3	—
Other	4.3	4.1

Total deferred tax assets	87.3	63.6

Deferred tax liabilities:
Tax over book depreciation and amortization	19.4	18.4
Other	5.3	4.9

Total deferred tax liabilities	24.7	23.3

Net deferred tax assets	$62.6	$40.3

The Company’s balance sheet includes $1.2 million of deferred tax liabilities related to Koppers Australia.

The Company has a federal net operating loss benefit of $8.3 million that can be carried forward for 20 years. To realize this benefit, the Company will need to generate approximately $23.7 million of taxable income. The Company also has an alternative minimum tax credit carryforward of approximately $12.1 million that has no expiration date. Based on the Company’s earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on the Consolidated Balance Sheet at December 31, 2003 are realizable.

Income before income taxes for 2003, 2002 and 2001 included $22.6 million, $23.5 million and $21.2 million, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2003	2002	2001
Federal	(35.0)%	35.0%	35.0%
State, net of federal tax benefit	(0.1)	0.4	(0.6)
Foreign taxes	28.6	10.0	12.6
Section 29 credits	—	(0.4)	(0.4)
Non-deductible environmental fines	0.1	0.1	—
Other	(0.6)	(0.9)	(0.6)

	(7.0)%	44.2%	46.0%

The Company has not provided any United States tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2003 consolidated retained earnings of the Company included approximately $16 million of undistributed earnings from these investments.

Monessen Transaction

In December 1999 the Company entered into an agreement to transfer substantially all future non-conventional fuel tax credits generated as a result of the production and sale of coke at the coke facility in Monessen, Pennsylvania (the “Monessen Facility”) to a third party (the “Monessen Transaction”). For the years ended December 31, 2003, 2002 and 2001 the Company received $0.1 million (prior year inflation adjustment), $9.8 million and $8.2 million, respectively, for the transfer of tax credits, which is recorded as other income. The tax credits expired at the end of 2002, and have not been renewed by the United States Congress. Prior to the Monessen Transaction, the Company earned these credits.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Earnings Per Share

Basic earnings per common share are based on the weighted average number of common shares outstanding in each year after preferred stock dividends. Diluted earnings per common share assume that any dilutive preferred shares outstanding at the beginning of the year were converted at those dates, with dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of stock options for which fair value exceeds exercise price, and shares that could have been purchased by the Company with related proceeds. The senior convertible preferred stock and employee stock options were not included in the computation of diluted earnings per share for 2003 and 2001 since it would have resulted in an antidilutive effect.

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2003	2002	2001
	(In millions except per share figures)
Numerators for basic and diluted:
Income (loss) before cumulative effect of accounting change	$(19.0)	$16.5	$13.3
Preferred stock dividend	(53.7)	(6.5)	(9.1)

Income (loss) to common stock before effect of accounting change	(72.7)	10.0	4.2
Cumulative effect of accounting change	(18.1)	—	—

Net income (loss) to common stock	$(90.8)	$10.0	$4.2
Denominators:
Weighted-average common shares	0.9	1.2	1.3
Effect of dilutive securities:
Convertible preferred stock	2.3	2.3	2.3
Employee stock options	—	—	0.1

Dilutive potential common shares	2.3	2.3	2.4
Denominators for diluted earnings per common share-adjusted weighted-average shares and assumed conversions	3.2	3.5	3.7
Income (loss) before cumulative effect of accounting change:
Basic earnings (loss) per share	$(82.65)	$8.61	$3.15
Diluted earnings (loss) per share	$(82.65)	$4.72	$3.15
Cumulative effect of accounting change:
Basic earnings (loss) per share	(20.59)	—	—
Diluted earnings (loss) per share	(20.59)	—	—
Net income (loss):
Basic earnings (loss) per share	$(103.24)	$8.61	$3.15
Diluted earnings (loss) per share	$(103.24)	$4.72	$3.15

8.    Stock Options

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, recognizes no compensation expense for stock option grants. In 2003, 2002 and 2001 the Company recognized $0.1 million, $0.2 million and $0.3 million, respectively, of expense related to the redemption of stock options by terminated employees. Included in capital in excess of par value, the Company also recorded tax benefits of approximately $0.4 million, $0.1 million and $1.4 million for stock option exercises in 2003, 2002 and 2001, respectively, for active employees.

Approximately 0.1 million options were outstanding at December 31, 2003 to purchase shares of common stock to certain key executives at various exercise prices. All options granted have 10-year terms; all vest and become fully exercisable ratably over a period of five years of continued employment, except for options granted before 1997, which have a vesting period of three years.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2003		2002		2001
	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	258	$19	235	$16	470	$13
Granted	—	—	67	25	—	—
Exercised	(148)	17	(38)	11	(233)	9
Forfeited	—	—	(6)	17	(2)	20

Outstanding at end of year	110	$22	258	$19	235	$16

Exercisable at end of year	32	$17	133	$16	151	$14

Weighted-average fair value of options granted during the year	—		$3.62		—

Exercise prices for options outstanding as of December 31, 2003 ranged from $3.57 to $28.00, and the weighted-average remaining contractual life of those options was approximately seven years. The following table indicates the number of options outstanding for each respective exercise price (options in thousands):

Exercise Price	Options outstanding at December 31, 2003
$3.57	1
14.00	10
17.00	13
17.25	3
23.00	25
28.00	3
25.15	55

Total options	110

9.    Commitments and Contingencies

General

From time to time lawsuits, claims and proceedings are asserted against the Company relating to the conduct of its business, including those pertaining to product liability, warranties, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations and cash flows for that period.

Legal Proceedings

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard fence posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages for, among other things, the costs of removing and replacing such fence posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against Koppers. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Government Investigation

On December 4, 2002, European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the EC and the DOJ. The Company is also cooperating with the Canadian Competition Bureau (“CCB”). As a result of such cooperation, (i) in February 2003, the EC granted the Company’s request for exemption from penalties for any infringement the EC may find as a result of its investigation concerning pitch; (ii) in April 2003, DOJ granted the Company’s request for exemption from prosecution for any infringement DOJ may find as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003, the CCB granted Koppers a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These exemptions were granted upon certain conditions, including the continued cooperation of the Company. The exemptions granted by the EC, DOJ and the CCB apply to any government fine or penalty related to each country’s investigation of industry competitive practices. The Company is currently unable to determine the outcome of the investigations. There can be no assurance that the outcome of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. The Company is not currently aware of any other government investigations or other claims related to these investigations of industry competitive practices.

Environmental and Other Matters

The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. Koppers accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company’s formation on December 28, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify the Company with regard to certain environmental claims or environmental cleanup liabilities and imposes certain conditions on the Company before receiving such indemnification. The Company believes that it has taken appropriate steps to satisfy all of such conditions, but Beazer East has in the past and may in the future elect to challenge the Company’s compliance with such conditions. For example, Beazer East’s obligations under the Indemnity are subject to certain limitations regarding the time period as to which claims for indemnification can be asserted. These limitations include certain conditions that the Company was required to meet by the twelfth anniversary of the closing date, which occurred in December 2000. Since that time, there has been an ongoing dispute between the Company and Beazer East regarding the interpretation and the Company’s satisfaction of those conditions, and the extent of Beazer East’s ongoing obligations to indemnify the Company after that date, with respect to

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain matters. While Koppers and Beazer East have been working cooperatively toward an acceptable resolution to this dispute, the failure to reach such a resolution, or a resolution under terms acceptable to the Company, could have a material adverse effect on the Company’s business, financial condition, cash flow and results of operation.

Contamination has been identified at 19 of the Company’s owned sites. Three sites owned and operated by the Company in the United States, as well as one former site the Company has sold, are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). The sites include the Company’s Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River wood treating facility, which the Company has sold. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the Resource Conservation and Recovery Act (“RCRA”)-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East directly pursuant to the terms of the Indemnity, and as such the Company cannot estimate the total costs that will be incurred. In addition, many of the Company’s sites are or have been operated under RCRA permits, and remedial and closure activities are being conducted thereunder at several of these sites.

To date, the parties that retained, assumed or agreed to indemnify the Company against the liabilities referred to above have performed their obligations in all material respects. However, disputes may arise with such parties as to their obligation to indemnify the Company in certain cases, such as the dispute with Beazer East described above. The Company believes that for the last three years amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $8.3 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. In addition, if Koppers were required to record a liability with respect to all or a portion of such matters on the Company’s balance sheet, the amount of total liabilities could exceed the book value of assets by an additional amount that could be significant.

Also, contamination has been detected at certain of the Company’s Australian facilities. These sites include the Company’s tar distillation facility in Mayfield, NSW, Australia and its wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. A total of approximately $1.0 million is reserved for the estimated remediation costs at these sites.

Green Spring.    The Company was named as a defendant in a toxic tort action, along with Beazer East and CSX Transportation, Inc. (“CSX”), arising from the operation of the Company’s wood treating facility in Green Spring, West Virginia (“Green Spring”). Plaintiffs’ allegations against the defendants included personal injuries and property damage related to the operation of Green Spring over a lengthy period of time, including a period of time after the Acquisition. A trial of the claims of eight “test” plaintiffs began on March 11, 2002. As a result of the Company’s motion for summary judgment filed before the commencement of the trial and the Company’s motion for a directed verdict filed during the trial, the court dismissed the claims by the eight “test” plaintiffs against the Company and entered final judgment for the Company on June 25, 2002. The court ruled, among other things, that the Company was not the successor company to Beazer East for the purposes of claims arising from events that occurred before the creation of Koppers Inc. on December 28, 1988. The final judgment in the Company’s favor was not appealed by the eight “test” plaintiffs. Although the claims of the eight “test” plaintiffs against the Company were dismissed, the trial continued with respect to their claims against Beazer East and CSX. In April 2002, the jury found in favor of Beazer East and CSX with respect to the claims of four of the eight “test” plaintiffs which related to medical monitoring. With regard to the remaining four “test” plaintiffs, the jury awarded damages against Beazer East and CSX totaling $825,000. Plaintiffs, Beazer East and CSX, filed various post-trial motions in connection with the trial, all but one of which was denied.

In June 2003, the court approved an amendment to plaintiffs’ complaint to add approximately 20 plaintiffs. The claims of the remaining plaintiffs (approximately 105) against the Company, Beazer East and CSX were stayed by the judge during the pendency of the trial of the claims of the eight “test” plaintiffs. In January 2003, the court ordered a trial of the claims of the remaining plaintiffs on certain liability issues. The trial was initially scheduled for July 2003, but was postponed to July 2004. The remaining plaintiffs were former employees of Green Spring, family members of such employees and residents of the communities surrounding Green Spring. Defendants subsequently negotiated a settlement with the plaintiffs that has resulted in the dismissal with prejudice of all claims against Beazer, CSX and the Company. The settlement agreement required no contribution from the Company.

Grenada.    The Company, along with Beazer East, Illinois Central Railroad and Heatcraft, Inc. (“Heatcraft”), have been named in four toxic tort lawsuits involving numerous plaintiffs in various state courts in Mississippi and one such case in federal court in Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and the Heatcraft facility. Plaintiffs seek compensatory and punitive damages for, among other things, personal injuries. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. Discovery is continuing in the federal case, but has been stayed in the state court cases during the pendency of the Company’s appeal. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations.

Somerville.    Koppers, along with Burlington Northern and Santa Fe Rail Way Company and Solvents and Chemicals, Inc., has been named in a total of nine toxic tort lawsuits for a total of approximately 30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be residents of Somerville, Texas. The Complaints allege that plaintiffs have suffered personal injuries resulting from exposure to chemicals used at the Somerville, Texas wood treating plant, which plant is currently owned by the Company. Each case is in its early stage. The Company intends to vigorously defend these cases.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from the United States Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000, Koppers received a settlement demand from EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and Koppers subsequently agreed, among other things, to a $2.9 million settlement, payable over two years. The first payment, totaling $1.0 million, was made in April 2003.

Additionally, during an investigation initiated by the Company at the Company’s Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against the Company by EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement which provides, among other things, for the payment by the Company of a $2.1 million fine payable to the government over two years and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust over two years and three years of probation. The Company’s plea was entered in August 2002 and the sentencing of the Company occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and EPA. The first two payments totaling $1.0 million each were made in December 2002 and December 2003. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for the Company’s suspension or debarment from governmental contracts.

Rents

Rent expense including operating leases for 2003, 2002 and 2001 was $28.0 million, $25.2 million and $24.4 million, respectively. Commitments during the next five years under operating leases aggregate to approximately $64.3 million and are as follows (in millions):

2004	$21.6
2005	16.9
2006	9.6
2007	8.6
2008	7.6

Labor Unions

Of the Company’s employees, approximately 60% are represented by 24 different labor unions and covered under numerous labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with more than 300 employees. Another significant affiliation is the Paper, Allied-Industrial, Chemical & Energy Workers’ International Union, with more than 200 employees at four facilities. Labor contracts expiring in 2004 cover approximately 20% of total employees.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Measurement of Segment Profit or Loss and Segment Assets.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment transactions are eliminated in consolidation.

Factors Management Used to Identify the Company’s Reportable Segments.

The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The business units have been aggregated into two reportable segments since management believes the long-term financial performance of these business units is affected by similar economic conditions.

	Business Segments
	Carbon Materials & Chemicals	Railroad & Utility Products	All Other	Total
	(In millions)
Year ended December 31, 2003:
Revenues from external customers	$484.1	$358.8	$—	$842.9
Intersegment revenues	27.4	—	—	27.4
Depreciation and amortization	23.5	8.0	2.2	33.7
Operating profit (loss)	7.7	13.0	(1.6)	19.1
Segment assets	316.5	139.3	58.2	514.0
Capital expenditures	9.1	10.2	—	19.3

Year ended December 31, 2002:
Revenues from external customers	$438.4	$338.1	$—	$776.5
Intersegment revenues	23.4	—	—	23.4
Depreciation and amortization	19.1	7.5	2.1	28.7
Operating profit (loss)	29.4	16.9	(2.0)	44.3
Segment assets	284.6	127.7	51.5	463.8
Capital expenditures	12.9	6.6	0.2	19.7

Year ended December 31, 2001:
Revenues from external customers	$454.2	$299.5	$—	$753.7
Intersegment revenues	18.9	—	—	18.9
Depreciation and amortization	20.3	8.0	2.1	30.4
Operating profit (loss)	32.3	11.7	(1.7)	42.3
Capital expenditures	15.6	5.0	0.4	21.0

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2003	2002	2001
	(In millions)
Profit or Loss
Operating profit for reportable segments	$20.7	$46.3	$44.0
Corporate depreciation and amortization	(2.2)	(2.1)	(2.1)
Equity in earnings of affiliates	—	—	0.3
Other including Section 29 tax credits	0.6	9.9	8.6

Income before interest expense, income tax provision and minority interest	$19.1	$54.1	$50.8

Assets
Total assets for reportable segments	$455.8	$412.3
Deferred financing	14.2	6.5
Deferred taxes	52.3	40.3
Fixed assets	1.2	1.5
Other	6.5	16.8
Cash and short-term investments	0.4	1.2
Elimination of intercompany receivables	(16.4)	(14.8)

Total consolidated assets	$514.0	$463.8

Geographic Information
United States:
Revenues from external customers	$555.5	$539.9
Long-lived assets	199.0	189.2
Australia and Pacific Rim:
Revenues from external customers	$158.4	$129.7
Long-lived assets	53.4	38.5
Europe:
Revenues from external customers	$129.0	$106.9
Long-lived assets	16.7	16.5

Revenues for Significant Product Lines.

The Company’s reportable segments are business units that offer different products. The revenues generated for significant product lines sold to outside customers are as follows:

	2003	2002	2001
	(In millions)
Carbon Materials & Chemicals:
Carbon pitch	$185.7	$170.7	$173.1
Phthalic anhydride	59.7	51.6	55.4
Furnace coke	37.0	38.8	34.3
Carbon black and carbon black feedstock	46.1	39.4	43.1
Creosote	20.6	24.1	25.0
Other	135.0	113.8	123.3

Total external revenues	$484.1	$438.4	$454.2
Railroad & Utility Products:
Railroad crossties	$222.4	$206.3	$168.8
Utility poles	66.6	67.9	71.7
Other	69.8	63.9	59.0

Total external revenues	$358.8	$338.1	$299.5

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Financial Information for Subsidiary Guarantors

The Company’s payment obligations under the 9 7/8% Senior Subordinated Notes due 2013 (the “New Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers’ ( the parent) subsidiaries Koppers Australia Pty. Limited, and Koppers Industries of Delaware, Inc. (collectively, the “Guarantor Subsidiaries”). The Notes have not been guaranteed by KHC Assurance, Inc., Koppers Europe, KSA Limited Partnership, or Koppers China (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2003

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$517.1	$128.1	$218.7	$(21.0)	$842.9
Operating expenses:
Cost of sales including depreciation and amortization	485.0	82.6	192.6	(0.5)	759.7
Selling, general and administrative	30.0	8.3	17.3	—	55.6
Restructuring and impairment charges	8.5	—	—	—	8.5

Total operating expenses	523.5	90.9	209.9	(0.5)	823.8

Operating profit (loss)	(6.4)	37.2	8.8	(20.5)	19.1
Other income (expense)	—	0.6	(0.6)	—	—

Income (loss) before interest expense, income taxes and minority interest	(6.4)	37.8	8.2	(20.5)	19.1
Interest expense (income)	39.2	(0.9)	1.2	(1.8)	37.7
Income tax provision (benefit)	(19.5)	15.0	3.2	—	(1.3)
Minority interest	—	—	1.7	—	1.7

Income (loss) before cumulative effect of accounting change	(26.1)	23.7	2.1	(18.7)	(19.0)
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	(18.1)	—	—	—	(18.1)

Net income (loss)	$(44.2)	$23.7	$2.1	$(18.7)	$(37.1)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2002

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$500.1	$111.2	$187.2	$(22.0)	$776.5
Operating expenses:
Cost of sales including depreciation and amortization	454.2	74.6	170.2	(10.8)	688.2
Selling, general and administrative	26.1	6.3	11.6	—	44.0

Total operating expenses	480.3	80.9	181.8	(10.8)	732.2

Operating profit	19.8	30.3	5.4	(11.2)	44.3
Other income (expense)	—	10.4	(0.6)	—	9.8

Income before interest expense, income taxes and minority interest	19.8	40.7	4.8	(11.2)	54.1
Interest expense	24.9	(0.7)	1.4	(2.7)	22.9
Income tax provision	(6.1)	16.7	3.2	—	13.8
Minority interest	—	—	0.9	—	0.9

Net income (loss)	$1.0	$24.7	$(0.7)	$(8.5)	$16.5

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2001

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$496.0	$102.6	$180.8	$(25.7)	$753.7
Operating expenses:
Cost of sales including depreciation and amortization	446.2	59.0	163.9	(7.3)	661.8
Selling, general and administrative	28.1	6.5	11.7	—	46.3
Restructuring charges	3.3	—	—	—	3.3

Total operating expenses	477.6	65.5	175.6	(7.3)	711.4

Operating profit	18.4	37.1	5.2	(18.4)	42.3
Other income (expense)	—	8.8	(0.3)	—	8.5

Income before interest expense, income taxes and minority interest	18.4	45.9	4.9	(18.4)	50.8
Interest expense	27.4	(0.8)	0.5	(2.6)	24.5
Income tax provision	(6.3)	15.2	3.2	—	12.1
Minority interest	—	—	0.9	—	0.9

Net income (loss)	$(2.7)	$31.5	$0.3	$(15.8)	$13.3

Condensed Consolidating Balance Sheet

December 31, 2003

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$4.3	$4.9	$—	$9.6
Accounts receivable, net	107.1	201.4	52.4	(261.3)	99.6
Inventories	66.8	26.3	24.4	—	117.5
Deferred tax benefit	8.9	—	—	—	8.9
Other	1.3	3.3	3.5	—	8.1

Total current assets	184.5	235.3	85.2	(261.3)	243.7
Equity investments	77.0	35.0	7.3	(109.0)	10.3
Fixed assets, net	93.7	25.8	31.5	—	151.0
Goodwill	11.4	14.9	7.9	—	34.2
Deferred tax benefit	47.8	4.4	2.7	—	54.9
Other assets	17.8	—	2.1	—	19.9

Total assets	$432.2	$315.4	$136.7	$(370.3)	$514.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	222.2	9.6	93.2	(261.2)	63.8
Accrued liabilities	59.7	9.1	16.8	—	85.6
Current portion of term loans	8.0	—	—	—	8.0

Total current liabilities	289.9	18.7	110.0	(261.2)	157.4
Long-term debt	326.0	3.8	2.9	—	332.7
Other long-term liabilities	71.3	1.4	21.0	—	93.7

Total liabilities	687.2	23.9	133.9	(261.2)	583.8
Common stock subject to redemption	13.2	—	—	—	13.2
Minority interest	—	—	6.1	—	6.1
Other stockholders’ equity (deficit)	(268.2)	291.5	(3.3)	(109.1)	(89.1)

Total liabilities and stockholders’ equity (deficit)	$432.2	$315.4	$136.7	$(370.3)	$514.0

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2002

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.8	$2.6	$6.1	$—	$9.5
Accounts receivable, net	102.9	182.6	47.6	(237.2)	95.9
Inventories	66.4	21.0	16.2	—	103.6
Deferred tax benefit	5.1	—	—	—	5.1
Other	0.4	2.8	2.3	—	5.5

Total current assets	175.6	209.0	72.2	(237.2)	219.6
Equity investments	77.0	31.9	7.8	(105.4)	11.3
Fixed assets, net	101.4	21.6	32.3	—	155.3
Goodwill	11.4	10.9	6.9	—	29.2
Deferred tax benefit	30.0	4.1	1.1	—	35.2
Other assets	10.1	0.1	3.0	—	13.2

Total assets	$405.5	$277.6	$123.3	$(342.6)	$463.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	213.7	8.2	82.9	(237.0)	67.8
Accrued liabilities	11.1	7.6	16.5	—	35.2
Revolving credit	31.3	—	—	—	31.3
Current portion of term loans	20.5	1.3	—	—	21.8

Total current liabilities	276.6	17.1	99.4	(237.0)	156.1
Long-term debt	202.6	4.1	1.9	—	208.6
Other long-term liabilities	54.1	0.2	17.1	—	71.4

Total liabilities	533.3	21.4	118.4	(237.0)	436.1
Common stock subject to redemption	23.1	—	—	—	23.1
Minority interest	—	—	5.4	—	5.4
Stockholders’ equity (deficit)	(150.9)	256.2	(0.5)	(105.6)	(0.8)

Total liabilities and stockholders’ equity	$405.5	$277.6	$123.3	$(342.6)	$463.8

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$6.9	$6.9	$(1.4)	$—	$12.4
Cash provided by (used in) investing activities:
Capital expenditures	(14.2)	(2.0)	(3.1)	—	(19.3)
Other	0.5	0.3	—	—	0.8

Net cash (used in) investing activities	(13.7)	(1.7)	(3.1)	—	(18.5)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	(24.8)	(0.6)	0.3	—	(25.1)
Net borrowings (repayments) of term debt	(40.6)	(1.1)	—	—	(41.7)
Issuance of 9 7/8% Senior Secured Notes Due 2013	320.0	—	—	—	320.0
Redemption of 9 7/8% Senior Subordinated Notes Due 2007	(175.0)	—	—	—	(175.0)
Purchases of common stock	(9.0)	—	—	—	(9.0)
Payment of deferred financing costs	(16.1)	—	—	—	(16.1)
Dividends paid	(48.1)	—	—	—	(48.1)

Net cash provided by (used in) financing activities	6.4	(1.7)	0.3	—	5.0
Effect of exchange rates on cash	—	(1.8)	3.0	—	1.2

Net increase (decrease) in cash and cash equivalents	(0.4)	1.7	(1.2)	—	0.1
Cash and cash equivalents at beginning of year	0.9	2.4	6.2	—	9.5

Cash and cash equivalents at end of year	$0.5	$4.1	$5.0	$—	$9.6

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

(In millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$27.6	$16.2	$2.2	$—	$46.0
Cash provided by (used in) investing activities:
Capital expenditures	(14.0)	(2.1)	(3.6)	—	(19.7)
Other	—	0.3	1.1	—	1.4

Net cash (used in) investing activities	(14.0)	(1.8)	(2.5)	—	(18.3)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	24.2	(1.8)	(0.6)	—	21.8
Net borrowings (repayments) of term debt	(22.2)	(8.2)	—	—	(30.4)
Purchases of common stock	(6.2)	—	—	—	(6.2)
Dividends paid	(9.8)	—	—	—	(9.8)

Net cash provided by (used in) financing activities	(14.0)	(10.0)	(0.6)	—	(24.6)
Effect of exchange rates on cash	—	(2.2)	3.4	—	1.2

Net increase (decrease) in cash and cash equivalents	(0.4)	2.2	2.5	—	4.3
Cash and cash equivalents at beginning of year	1.3	0.2	3.7	—	5.2

Cash and cash equivalents at end of year	$0.9	$2.4	$6.2	$—	$9.5

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2001

(In millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$46.5	$6.7	$6.3	$—	$59.5
Cash provided by (used in) investing activities:
Capital expenditures	(10.1)	(1.1)	(3.4)	—	(14.6)
Acquisitions and related capital expenditures	—	—	(6.4)	—	(6.4)
Other	0.3	0.1	2.3	—	2.7

Net cash (used in) investing activities	(9.8)	(1.0)	(7.5)	—	(18.3)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	(2.3)	1.4	0.9	—	—
Net borrowings (repayments) of term debt	(12.7)	(8.4)	—	—	(21.1)
Purchases of common stock	(5.9)	—	—	—	(5.9)
Dividends paid	(14.6)	—	—	—	(14.6)

Net cash provided by (used in) financing activities	(35.5)	(7.0)	0.9	—	(41.6)
Effect of exchange rates on cash	—	(1.3)	0.1	—	(1.2)

Net increase (decrease) in cash and cash equivalents	1.2	(2.6)	(0.2)	—	(1.6)
Cash and cash equivalents at beginning of year	0.1	2.8	3.9	—	6.8

Cash and cash equivalents at end of year	$1.3	$0.2	$3.7	$—	$5.2

12.    Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
	(In millions, except per share figures)
Net sales	$191.0	$175.6	$219.4	$203.5	$214.4	$210.3	$218.1	$187.1
Operating profit (loss)	6.7	6.2	10.1	13.1	10.6	14.5	(8.3)	10.5
Income before cumulative effect of accounting change	0.4	1.8	2.2	5.6	—	6.5	(21.6)	2.6
Income (loss) to common stock before cumulative effect of accounting change	0.4	(4.7)	(0.1)	5.6	—	6.5	(75.3)	2.6
Net income (loss)	(17.7)	1.8	2.2	5.6	—	6.5	(21.6)	2.6
Net income (loss) to common stock	(17.7)	(4.7)	(0.1)	5.6	—	6.5	(73.0)	2.6
Earnings (loss) per share of common stock:
Basic earnings (loss) per share before cumulative effect of accounting change	0.35	(3.74)	(0.08)	4.79	0.06	5.77	(90.86)	2.40
Basic earnings (loss) per share	(16.96)	(3.74)	(0.08)	4.79	0.06	5.77	(90.86)	2.40
Diluted earnings (loss) per share before cumulative effect of accounting change	0.11	(3.74)	(0.08)	1.60	0.02	1.87	(90.86)	0.76
Diluted earnings (loss) per share	(5.23)	(3.74)	(0.08)	1.60	0.02	1.87	(90.86)	0.76

Fourth Quarter 2003 Results.    Net income for the fourth quarter of 2003 was negatively impacted by restructuring activities in the U.S. Carbon Materials & Chemicals business and the Company’s refinancing activities as follows: (i) restructuring and impairment charges of $7.2 million; (ii) accelerated asset retirement obligations related to the restructuring and impairment charges of $3.1 million; (iii) settlement of a freight contract of $1.4 million as a result of the above restructuring activities; (iv) severance charges of $0.4 million related to various positions in the Carbon Materials & Chemicals business; and (v) additional interest expense of $14.2 million related to refinancing activities.

Reclassification.    In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, quarterly net sales have been reclassified from previously reported amounts to reflect freight and related costs which had previously been reflected as a reduction to net sales. The effect of this change was to increase net sales (with an offsetting increase to cost of sales) for each quarterly period presented as follows:

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
	(In millions, except per share figures)
Net sales as originally reported	$180.2	$165.3	$207.3	$191.6	$202.5	$198.2	$204.8	$175.2
Shipping and handling costs	10.8	10.3	12.1	11.9	11.9	12.1	13.3	11.9

Net sales revised	$191.0	$175.6	$219.4	$203.5	$214.4	$210.3	$218.1	$187.1

13.    Related Party Transactions

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2003. A Director of the Company who is also a shareholder, is also counsel to Schnader Harrison Segal & Lewis LLP. During 2003, the Company paid a total of $0.3 million in legal fees to this firm. Additionally, in 2003, 2002 and 2001 the Company redeemed from the Director 25,116 shares at $29.00 per share, 23,913 shares at $28.00 per share, and 25,116 shares at $28.00 per share, respectively.

Consulting Agreements

The Company entered into a consulting agreement with a Director in 1999 in which the Company pays a fee of $12,500 per month to the Director for consulting services. The agreement also includes a provision, which allowed the Director to purchase 20,000 shares of common stock for $17.00 per share, which purchase was made in October 1999 when the fair value per share was $17.25. Additionally, the agreement provides for a $0.6 million interest free loan from the Company for the purchase of 35,294 shares of restricted common stock at a price of $17.00 per share. The Director purchased these shares in October 1999 by signing a promissory note to the Company for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by the Director’s personal assets, is due in 2009, or immediately in the event the Director is no longer Non-Executive Chairman of the Board of Directors. The shares were initially restricted, with a vesting period of five years; at December 31, 2003 all of the shares were vested. In the event the Director is no longer Non-Executive Chairman of the Board of Directors of Koppers, the Company will redeem any non-vested shares at cost and all other shares at fair value.

Advisory Services Agreement with Saratoga Partners III, L.P.    Koppers has an advisory and consulting agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to the Saratoga Director. In addition, Saratoga may provide the Company with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by Koppers or its subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as the Board of Directors and Saratoga shall agree. For such services, the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies. During 2003 the Company paid Saratoga $1.6 million related to advisory services related to refinancing activities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, Koppers Inc. has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KOPPERS INC.

By:	/s/ BRIAN H. MCCURRIE

Brian H. McCurrie Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ROBERT CIZIK Robert Cizik	Non-Executive Chairman and Director	March 16, 2004

/s/ WALTER W. TURNER Walter W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2004

/s/ BRIAN H. MCCURRIE Brian H. McCurrie	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 16, 2004

/s/ CLAYTON A. SWEENEY Clayton A. Sweeney	Director	March 16, 2004

/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck	Director	March 16, 2004

/s/ DAVID M. HILLENBRAND David M. Hillenbrand	Director	March 16, 2004

67

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated and Amended Articles of Incorporation of the Company (Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 Registration Statement filed December 22, 1997).
3.2	Restated and Amended By-Laws of the Company (Incorporated by reference from Exhibit 4.2 of the Company’s Form S-8 Registration Statement filed December 22, 1997).
4.1	Indenture, by and among the Company, the Guarantors named therein and JPMorgan Chase Bank as Trustee, dated as of October 15, 2003 (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q filed November 10, 2003).
4.2	Form of Note (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-4 Registration Statement filed January 13, 2004).
4.3	Registration Rights Agreement by and among the Company, the Guarantors named therein and the Initial Purchasers named therein, dated as of September 30, 2003 (Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q filed November 12, 2003).
10.1	Asset Purchase Agreement, dated as of December 28, 1988, between the Company and Koppers Company, Inc. (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.2	Asset Purchase Agreement Guarantee, dated as of December 28, 1988, provided by Beazer PLC (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.3	Stockholders’ Agreement by and among Koppers Inc., Saratoga Partners III, L. P. and the Management Investors referred to therein, dated December 1, 1997 (Incorporated by reference from Exhibit 4.3 of the Company’s Form S-8 Registration Statement filed December 22, 1997).
10.4	Stock Subscription Agreement dated as of December 26, 1988 (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.5	Advisory Services Agreement between the Company and Saratoga Partners III, L.P. (Incorporated by reference to respective exhibits to the Company’s Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
10.6	Indenture by and between the Company and PNC Bank, National Association, as Trustee, dated as of December 1, 1997 (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-4 Registration Statement filed December 23, 1997).
10.7	Credit Agreement by and among the Company, the Guarantors party hereto, the Banks party hereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents, dated as of May 12, 2003 (Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q filed August 4, 2003).
10.8	Amendment to the Credit Agreement by and among the Company, the Guarantors party hereto, the Banks party hereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents, dated as of October 15, 2003 (Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q filed November 12, 2003).
10.9	Intercreditor Agreement by and among PNC Bank, National Association, as Credit Agent, JPMorgan Chase Bank, as Trustee, the Company and the Guarantors named therein, dated as of October 15, 2003 (Incorporated by reference to respective exhibits to the Company’s Form S-4 Registration Statement filed January 13, 2004 in connection with an Exchange Offer for $320 million of 9 7/8% Senior Secured Notes due 2013).
10.10	Credit Agreement, dated as of December 1, 1997 by and among the Company, the Banks from time to time parties thereto and Swiss Bank Corporation and Mellon Bank, N.A. (Incorporated by reference to respective exhibits to the Company’s Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
*10.11	Employment agreement with Steven R. Lacy dated April 5, 2002 (Incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K filed March 5, 2003).

Exhibit No.	Description

*10.12	Employment agreement with David Whittle dated August 18, 2000 (Incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K filed March 5, 2003).
*10.13	Employment agreement with Robert H. Wombles dated August 1, 2001 Incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K filed March 5, 2003).
*10.14	Confidential Agreement and General Release between Donald E. Davis and Koppers Inc. dated August 18, 2003, filed herewith.
*10.15	Employment agreement with Brian H. McCurrie dated October 13, 2003, filed herewith.
*10.16	Employment agreement with Mark R. McCormack dated September 29, 2003, filed herewith.
*10.17	Compensation contracts and Promissory Note for Robert Cizik (Incorporated by reference to respective exhibits to the Company’s Form 10–K for the year ended December 31, 1999).
*10.18	Retirement Plan of Koppers Inc. and Subsidiaries for Salaried Employees (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
*10.19	Koppers Inc. Non–contributory Long Term Disability Plan for Salaried Employees (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
*10.20	Koppers Inc. Employee Savings Plan (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
*10.21	Koppers Inc. Survivor Benefit Plan (Incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 ½% Senior Notes due 2004).
*10.22	Restated and Amended Employee Stock Option Plan (Incorporated by reference to respective exhibits to the Company’s Amendment No. 1 to Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
*10.23	Koppers Inc. 1997 Stock Option Plan (Incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).
*10.24	Koppers Inc. 1998 Stock Option Plan, as Restated and Amended as of November 9, 1999 (Incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).
*10.25	Koppers Inc. 2001 Senior Management Incentive Plan (Incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).
10.26	Treatment Services Agreement between the Company and CSX Transportation, Inc. dated October 4, 2002 with certain items omitted pursuant to a request for confidential treatment (Incorporated by reference to respective exhibits to the Company’s Form 10-Q for the quarter ended September 30, 2002).
10.27	Coke supply agreement between Koppers Monessen Partners LP (a consolidated subsidiary of the Company) and ISG Cleveland, Inc. and Subsidiaries dated September 2, 2003 with certain items omitted pursuant to a request for confidential treatment (Incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.28	Amendment to Credit Agreement, dated October 15, 2003, by and among the Company, the Guarantors party hereto, the Banks party hereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.29	Registration Rights Agreement dated September 30, 2003 between the Company and Credit Suisse First Boston LLC As Representative of the Several Purchasers (Incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.30	Indenture, dated as of October 15, 2003 between the Company and JPMorgan Chase, as Trustee, related to Rule 144A placement of $320 million 9 7/8% Senior Secured Notes Due 2013 (Incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.31	Memorandum of Agreement between the Company and Union Pacific Railroad Company, dated August 1, 2003 with certain items omitted pursuant to a request for confidential treatment (Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended September 30, 2003).

Exhibit No.	Description
10.32	List of Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Form S-4 Registration Statement filed January 13, 2003).
14	Koppers Inc. Code of Ethics, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensatory plan arrangement

KOPPERS INC.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002 and 2001

(In millions)

	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Foreign Exchange	Balance at Close of Year
2003
Allowance for doubtful accounts	$0.9	$2.1	$1.7	$0.1	$1.4

Inventory obsolescence reserves	$0.6	$0.6	$0.4	$0.1	$0.9

2002
Allowance for doubtful accounts	$1.0	$0.1	$0.2	$—	$0.9

Inventory obsolescence reserves	$0.6	$—	$—	$—	$0.6

2001
Allowance for doubtful accounts	$0.9	$2.3	$2.2	$—	$1.0

Inventory obsolescence reserves	$0.3	$0.3	$—	$—	$0.6