Form 10-Q
period 2004-03-31
KOPPERS INC
filed 2004-05-12
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Common Stock, par value $.01 per share, outstanding at April 20, 2004 amounted to 0.7 million shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KOPPERS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net sales	$227.4	$191.0
Operating expenses:
Cost of sales	195.2	163.9
Depreciation and amortization	8.2	8.5
Selling, general and administrative	13.3	11.9

Total operating expenses	216.7	184.3
Operating profit	10.7	6.7
Other income (expense)	0.1	(0.2)

Income before interest expense, income taxes and minority interest	10.8	6.5
Interest expense	8.9	5.3

Income before income taxes and minority interest	1.9	1.2
Income taxes	1.0	0.5
Minority interest	1.0	0.3

Income (loss) before cumulative effect of accounting change	(0.1)	0.4

Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	—	(18.1)

Net income (loss)	$(0.1)	$(17.7)

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8.9	$9.6
Accounts receivable less allowance for doubtful accounts of $1.3 in 2004 and $1.4 in 2003	115.3	99.6
Inventories:
Raw materials	65.5	58.1
Work in process	4.5	4.3
Finished goods	62.8	68.3
LIFO reserve	(14.1)	(13.2)

Total inventories	118.7	117.5
Deferred tax benefit	8.9	8.9
Other	8.6	8.1

Total current assets	260.4	243.7
Equity investments	3.1	10.3
Fixed assets	494.9	475.5
Less: accumulated depreciation	(334.7)	(324.5)

Net fixed assets	160.2	151.0
Goodwill	34.3	34.2
Deferred tax benefit	55.0	54.9
Other assets	20.9	19.9

Total assets	$533.9	$514.0

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In millions except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69.4	$63.8
Accrued liabilities	69.3	60.6
Dividend payable	—	25.0
Current portion of term loans	6.0	8.0

Total current liabilities	144.7	157.4
Long-term debt:
Revolving credit	34.3	8.9
Term loans	6.4	3.8
Senior Secured Notes due 2013	320.0	320.0

Total long-term debt	360.7	332.7
Other long-term reserves	95.4	93.7

Total liabilities	600.8	583.8
Common stock subject to redemption	—	13.2
Minority interest	11.4	6.1
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 2.3 shares issued in 2004 and 2003	—	—
Common stock, $.01 par value per share; 37.0 shares authorized, 3.0 shares issued in 2004 and 2003	—	—
Capital in excess of par value	27.0	15.8
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained earnings (deficit)	(53.7)	(53.7)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	8.9	8.0
Minimum pension liability, net of tax	(14.6)	(14.5)

Total accumulated other comprehensive loss	(5.7)	(6.5)
Treasury stock, at cost, 2.2 shares in 2004 and 2.1 shares in 2003	(45.3)	(44.1)

Total liabilities and stockholders’ equity	$533.9	$514.0

See accompanying notes.

KOPPERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Cash provided by (used in) operating activities	$4.4	$(3.9)
Cash provided by (used in) investing activities:
Capital expenditures	(2.8)	(2.0)
Other	0.1	—

Net cash (used in) investing activities	(2.7)	(2.0)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	69.7	77.4
Repayments of revolving credit	(44.3)	(65.2)
Repayment of long-term debt	(2.0)	(1.8)
Dividends paid	(25.0)	—
Payment of deferred financing costs	(0.1)	(0.3)
Purchases of common stock	(1.2)	(2.7)

Net cash provided by (used in) financing activities	(2.9)	7.4
Effect of exchange rates on cash	0.5	0.4

Net increase (decrease) in cash	(0.7)	1.9
Cash and cash equivalents at beginning of period	9.6	9.5

Cash and cash equivalents at end of period	$8.9	$11.4

See accompanying notes.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc. and its subsidiaries’ (“Koppers” or the “Company”) financial position and interim results as of and for the periods presented have been included. Because Koppers’ business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2003 has been summarized from the audited fiscal year 2003 balance sheet.

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2003 Annual Report on Form 10-K.

Reclassifications.    Certain prior period amounts have been reclassified to conform to the fiscal 2004 presentation. These reclassifications had no impact on net income or stockholders’ equity as previously reported.

(2) Dividend Payment/Stock Repurchase

The Company paid a $25 million dividend ($8.00 per share to common and preferred) in January 2004 which had been declared in December 2003. Additionally, the Company has offered to repurchase up to 150,000 shares of common stock from employees at a price of $16.00 per share. As a result, approximately 45,000 shares were redeemed in April 2004 for a total of approximately $0.7 million.

(3) Consolidation of Koppers China

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

On January 1, 2004, the Company resumed control of Koppers China, which resulted in a consolidation of Koppers China in the Company’s financial statements beginning in the first quarter of 2004. The effect of the consolidation for the three months ended March 31, 2004 was an increase to sales and net income of approximately $6.7 million and $0.8 million, respectively.

(4) Restructuring

Restructuring and impairment charges for 2003 totaled $8.5 million. During the fourth quarter of 2003 the Company determined that capacity rationalization was required in its U.S. Carbon Materials & Chemicals

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total restructuring and impairment charges for 2003 consisted of cash charges of $0.7 million for severance and non-cash charges of $7.8 million primarily for write downs of fixed assets.

Reserves established for these activities decreased from $8.0 million at December 31, 2003 to $7.7 million at March 31, 2004 as a result of $0.3 million of severance payments in 2004. At March 31, 2004 approximately $0.4 million of the total expected cash charges had been expended. The majority of the remaining cash expenditures are expected to be incurred during 2004.

(5) Impact of Recently Issued Accounting Standards

In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”). This act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 permits employers to make a one-time election to defer accounting for any effects of this Act, due to pending specific authoritative guidance in FSP 106-1 is effective for interim or annual financial statements for fiscal years ending after December 7, 2004. The Company has elected to defer accounting for this Act until specific authoritative accounting guidance is issued. The net periodic postretirement benefit cost included in the financial statements does not reflect the effects of this Act.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The standard is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that the Company is required to purchase shares of common stock, the adoption of Statement No. 150 requires the Company to classify common stock subject to redemption as a liability as of January 1, 2004. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

Prior to February 27, 2004 the stockholders’ agreement by and among the Company, Saratoga Partners III, L.P. (“Saratoga”), and the Management Investors (as defined below), dated as of December 1, 1997 (as amended,

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the “Stockholders’ Agreement”), required the Company to redeem shares of common stock owned by officers, directors, and current and former employees of the Company (“Management Investors”) upon a Management Investor’s ceasing for any reason to be employed by the Company. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from such Management Investors at the option of the Company.

The initial adoption of Statement No. 150 resulted in the recognition of a liability in the amount of $13.2 million for shares with a mandatory redemption requirement. At March 31, 2004 after giving effect to the amendment to the Stockholders’ Agreement as noted above, the remaining liability was $2.0 million based on prior commitments to redeem shares. The remaining $11.2 million was reclassified to capital in excess of par value as a result of the elimination of the mandatory redemption requirement. There was no cumulative effect adjustment as a result of the adoption of Statement No. 150.

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

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million.

The Company recognizes asset retirement obligations for i) storage tank inspections and the removal and disposal of residues; ii) dismantling of certain tanks required by governmental authorities; iii) inspection, cleaning and dismantling costs for owned rail cars; and iv) inspection and cleaning costs for leased rail cars and barges. The following table describes changes to the Company’s asset retirement obligation liability at March 31, 2004 and 2003:

	March 31,
	2004	2003
	(In millions)
Asset retirement obligation at beginning of period	$34.9	$—
Liability recognized in transition	—	33.4
Accretion expense	0.6	0.6
Effect of fixed asset additions	0.2	0.3
Expenses incurred	(2.0)	(1.3)

Asset retirement obligation at end of period	$33.7	$33.0

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Legal Proceedings

Government Investigation.    The Company is the subject of an ongoing investigation regarding industry competitive practices. On December 4, 2002, European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the EC and the DOJ. The Company is also cooperating with the Canadian Competition Bureau (“CCB”). As a result of such cooperation, (i) in February 2003, the EC granted the Company’s request for exemption from penalties for any infringement the EC may find as a result of its investigation concerning pitch; (ii) in April 2003, DOJ granted the Company’s request for exemption from prosecution for any infringement DOJ may find as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003, the CCB granted Koppers a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These grants of immunity were all granted upon certain conditions, including the continued cooperation of the Company. The grants of immunity by the EC, DOJ and the CCB apply to any government fine or penalty related to each country’s investigation of industry competitive practices. If the Company fails to comply with the applicable conditions attached to these grants of immunity, the Company could be fined. Such fines, if assessed against the Company, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. For example, the EC has the authority to assess fines in an amount up to 10% of a company’s worldwide sales. The DOJ and CCB also have the authority to assess significant fines. The Company is not currently aware of any other government investigations or other claims related to these investigations of industry competitive practices.

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard fence posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$5.0 million) for, among other things, the costs of removing and replacing such fence posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against Koppers. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Grenada.    The Company, along with Beazer East, Illinois Central Railroad and Heatcraft, Inc. (“Heatcraft”), has been named in four toxic tort lawsuits involving numerous plaintiffs in various state courts in Mississippi and one such case in federal court in Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and the Heatcraft facility. In the state court actions, each plaintiff seeks compensatory damages from the defendants of $5 million and punitive damages of $10 million. There are currently approximately 115 plaintiffs in the state court actions. In the federal court action, each plaintiff seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts (gross negligence, negligence per se, intentional tort and conspiracy). There are currently approximately 60 plaintiffs in the federal court action. Based on the Company’s experience in defending previous toxic tort cases (including its recent victory in similar litigation involving its Green Spring, West Virginia wood treating facility (“Green Spring”)), the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the case. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. However, discovery is continuing in the federal court case. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations.

Somerville.    Koppers, along with Burlington Northern and Santa Fe Rail Way Company and Solvents and Chemicals, Inc., has been named in a total of 11 toxic tort lawsuits for a total of approximately 30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be residents of Somerville, Texas. The Complaints allege that plaintiffs have suffered personal injuries resulting from exposure to chemicals used at the Somerville, Texas wood treating plant, which plant is currently owned by the Company. The plaintiffs seek actual damages and punitive damages in an unspecified amount. Each case is in its early stage, and the Company intends to vigorously defend these cases.

There are no additional contingencies, other than those disclosed herein, for which the Company believes a material additional loss is reasonably possible.

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

(8)    Comprehensive Income

	Three Months Ended March 31,
	2004	2003
	(In millions)
Net income (loss)	$(0.1)	$(17.7)
Other comprehensive income:
Unrealized currency translation gain	0.9	3.9

Total comprehensive income (loss)	$0.8	$(13.8)

(9)    Product Warranty Reserves

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these reserves:

	Three Months Ended March 31,
	2004	2003
	(In millions)
Beginning warranty reserve	$5.7	$5.3
Warranty expense charged to income	0.2	0.3
Cash expenditures for warranty claims	(0.2)	(0.2)

Ending warranty reserve	$5.7	$5.4

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Pension Expense

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 (U.S. plans only):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$0.9	$0.8	$0.1	$0.1
Interest cost	1.7	1.8	0.2	0.2
Expected return on plan assets	(1.5)	(1.2)	—	—
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Amortization of gain (loss)	0.4	0.5	—	—
Curtailment charge	0.2	—	—	—

Net periodic benefit cost	$1.8	$2.0	$0.2	$0.2

In the first quarter of 2004 the Company’s Board of Directors amended the salaried pension plan for U.S. employees to reduce benefits effective June 1, 2004. The amendment resulted in a curtailment charge of $0.2 million in the first quarter. The estimated effect on pension expense for fiscal 2004 as a result of the amendment is a reduction of approximately $0.9 million.

(11)    Subsidiary Guarantors

The Company’s payment obligations under the 9 7/8% Senior Subordinated Notes due 2013 (the “New Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers (the parent) 100%-owned subsidiaries, Koppers Australia Pty Ltd., and Koppers Industries of Delaware, Inc. (collectively, the “Guarantor Subsidiaries”). The Notes have not been guaranteed by KHC Assurance, Inc., Koppers Europe, KSA Limited Partnership, Koppers Arch Investments Pty Ltd., or Koppers (China) Carbon and Chemical Co., Limited (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$135.5	$31.2	$2.5	$64.3	$(6.1)	$227.4
Operating expenses:
Cost of sales including depreciation and amortization	126.8	27.3	—	55.4	(6.1)	203.4
Selling, general and administrative	7.1	2.1	—	4.1	—	13.3

Total operating expenses	133.9	29.4	—	59.5	(6.1)	216.7

Operating profit	1.6	1.8	2.5	4.8	—	10.7
Other income (expense)	—	—	6.4	—	(6.3)	0.1

Income before interest expense, income taxes and minority interest	1.6	1.8	8.9	4.8	(6.3)	10.8
Interest expense (income)	8.8	0.7	(0.2)	0.4	(0.8)	8.9
Income tax provision	(0.1)	0.3	0.1	0.7	—	1.0
Minority interest	—	—	—	1.0	—	1.0

Net income (loss)	$(7.1)	$0.8	$9.0	$2.7	$(5.5)	$(0.1)

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$114.6	$26.1	$2.5	$52.9	$(5.1)	$191.0
Operating expenses:
Cost of sales including depreciation and amortization	109.8	21.1	—	46.6	(5.1)	172.4
Selling, general and administrative	6.8	1.8	—	3.3	—	11.9

Total operating expenses	116.6	22.9	—	49.9	(5.1)	184.3

Operating profit (loss)	(2.0)	3.2	2.5	3.0	—	6.7
Other income (expense)	—	—	3.9	(0.2)	(3.9)	(0.2)

Income (loss) before interest expense, income taxes and minority interest	(2.0)	3.2	6.4	2.8	(3.9)	6.5
Interest expense (income)	6.0	—	(0.3)	0.3	(0.7)	5.3
Income tax provision (benefit)	(1.4)	1.0	—	0.9	—	0.5
Minority interest	—	—	—	0.3	—	0.3

Income (loss) before cumulative effect of accounting change	(6.6)	2.2	6.7	1.3	(3.2)	0.4
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	(18.1)	—	—	—	—	(18.1)

Net income (loss)	$(24.7)	$2.2	$6.7	$1.3	$(3.2)	$(17.7)

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

March 31, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$1.2	$—	$7.3	$—	$8.9
Accounts receivable, net	114.6	18.7	237.7	58.8	(314.5)	115.3
Inventories	67.8	25.0	—	25.9	—	118.7
Deferred tax benefit	8.9	—	—	—	—	8.9
Other	1.4	2.8	—	4.4	—	8.6

Total current assets	193.1	47.7	237.7	96.4	(314.5)	260.4
Equity investments	77.0	14.2	24.3	—	(112.4)	3.1
Fixed assets, net	91.6	24.9	—	43.7	—	160.2
Goodwill	11.4	15.1	—	7.8	—	34.3
Deferred tax benefit	47.9	—	5.0	2.1	—	55.0
Other assets	17.3	0.1	—	3.5	—	20.9

Total assets	$438.3	$102.0	$267.0	$153.5	$(426.9)	$533.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231.6	$52.6	$1.1	$98.3	$(314.2)	$69.4
Accrued liabilities	41.8	7.8	1.3	18.4	—	69.3
Current portion of term loans	6.0	—	—	—	—	6.0

Total current liabilities	279.4	60.4	2.4	116.7	(314.2)	144.7
Long-term debt	351.1	0.2	3.8	5.6	—	360.7
Other long-term liabilities	73.2	2.0	—	20.2	—	95.4

Total liabilities	703.7	62.6	6.2	142.5	(314.2)	600.8
Minority interest	—	—	—	11.4	—	11.4
Stockholders’ equity (deficit)	(265.4)	39.4	260.8	(0.4)	(112.7)	(78.3)

Total liabilities and stockholders’ equity	$438.3	$102.0	$267.0	$153.5	$(426.9)	$533.9

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$4.3	$—	$4.9	$—	$9.6
Accounts receivable, net	107.1	17.2	228.4	52.4	(305.5)	99.6
Inventories	66.8	26.3	—	24.4	—	117.5
Deferred tax benefit	8.9	—	—	—	—	8.9
Other	1.3	3.2	—	3.6	—	8.1

Total current assets	184.5	51.0	228.4	85.3	(305.5)	243.7
Equity investments	77.0	14.2	24.3	7.3	(112.5)	10.3
Fixed assets, net	93.7	25.8	—	31.5	—	151.0
Goodwill	11.4	14.9	—	7.9	—	34.2
Deferred tax benefit	47.8	—	5.0	2.1	—	54.9
Other assets	17.8	—	—	2.1	—	19.9

Total assets	$432.2	$105.9	$257.7	$136.2	$(418.0)	$514.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.2	$52.7	$1.0	$93.2	$(305.3)	$63.8
Accrued liabilities	59.7	7.9	1.2	16.8	—	85.6
Current portion of term loans	8.0	—	—	—	—	8.0

Total current liabilities	289.9	60.6	2.2	110.0	(305.3)	157.4
Long-term debt	326.0	—	3.8	2.9	—	332.7
Other long-term liabilities	71.3	2.1	—	20.3	—	93.7

Total liabilities	687.2	62.7	6.0	133.2	(305.3)	583.8
Common stock subject to redemption	13.2	—	—	—	—	13.2
Minority interest	—	—	—	6.1	—	6.1
Stockholders’ equity (deficit)	(268.2)	43.2	251.7	(3.1)	(112.7)	(89.1)

Total liabilities and stockholders’ equity (deficit)	$432.2	$105.9	$257.7	$136.2	$(418.0)	$514.0

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	5.0	$(3.1)	$—	$2.5	$—	$4.4
Cash provided by (used in) investing activities:			—
Capital expenditures	(2.2)	(0.2)	—	(0.4)	—	(2.8)
Other	—	0.1	—	—	—	0.1

Net cash (used in) investing activities	(2.2)	(0.1)	—	(0.4)	—	(2.7)
Cash provided by (used in) financing activities:
Net borrowings of revolving credit	25.1	0.1	—	0.2	—	25.4
Net (repayments) of long-term debt	(2.0)	—	—	—	—	(2.0)
Dividends paid	(25.0)	—	—	—	—	(25.0)
Payment of deferred financing costs	(0.1)	—	—	—	—	(0.1)
Purchases of common stock	(1.2)	—	—	—	—	(1.2)

Net cash provided by (used in) financing activities	(3.2)	0.1	—	0.2	—	(2.9)
Effect of exchange rates on cash	0.4	—	—	0.1	—	0.5

Net increase (decrease) in cash and cash equivalents	—	(3.1)	—	2.4	—	(0.7)
Cash and cash equivalents at beginning of year	0.4	4.3	—	4.9	—	9.6

Cash and cash equivalents at end of year	$0.4	$1.2	$—	$7.3	$—	$8.9

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$(5.3)	$2.5	$—	$(1.1)	$—	$(3.9)
Cash provided by (used in) investing activities:
Capital expenditures	(1.4)	(0.3)	—	(0.3)	—	(2.0)

Net cash (used in) investing activities	(1.4)	(0.3)	—	(0.3)	—	(2.0)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	12.3	(0.6)	—	0.5	—	12.2
Net (repayments) of term debt	(1.8)	—	—	—	—	(1.8)
Payment of deferred financing costs	(0.3)	—	—	—	—	(0.3)
Purchases of common stock	(2.7)	—	—	—	—	(2.7)

Net cash provided by (used in) financing activities	7.5	(0.6)	—	0.5	—	7.4
Effect of exchange rates on cash	(0.2)	0.1	—	0.5	—	0.4

Net increase (decrease) in cash and cash equivalents	0.6	1.7	—	(0.4)	—	1.9
Cash and cash equivalents at beginning of year	0.8	2.6	—	6.1	—	9.5

Cash and cash equivalents at end of year	$1.4	$4.3	$—	$5.7	$—	$11.4

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the three months ended March 31, 2004 and 2003 were $8.0 million and $6.5 million, respectively.

	Three Months Ended March 31,
	2004	2003
Net sales:
Carbon Materials & Chemicals	$132.0	$112.4
Railroad & Utility Products	95.4	78.6

Total	$227.4	$191.0
Percentage of net sales:
Carbon Materials & Chemicals	58.0%	58.8%
Railroad & Utility Products	42.0%	41.2%

Total	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	11.4%	11.3%
Railroad & Utility Products	9.3%	8.0%
Total	10.6%	9.7%
Operating profit:
Carbon Materials & Chemicals	$6.2	$4.6
Railroad & Utility Products	4.5	2.5
All Other	—	(0.4)

Total	$10.7	$6.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

Certain written and oral statements made from time to time by Koppers in the Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. Koppers is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements can be identified by the use of terminology such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from forward-looking statements.

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

Results of Operations

Comparison of Results of Operations for the Quarters Ended March 31, 2004 and 2003.

Net Sales.    Net sales for the three months ended March 31, 2004 were higher than 2003 as both business segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due in part to approximately $15 million in sales from Australian and European operations as a result of the strength of these foreign currencies relative to the dollar. Also, the consolidation of Koppers China as of January 1, 2004 resulted in incremental sales of $6.7 million for the quarter compared to the prior year. Additionally, sales volumes and pricing for phthalic anhydride increased by 8% and 14%, respectively, and sales prices for furnace coke increased by 19%. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to increases of 18% and 11% in volumes and prices, respectively, for railroad crossties. The increase in volumes for railroad crossties was due in part to the exit from the wood treating business of the Company’s largest competitor.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization increased for both segments. Gross margin for Carbon Materials & Chemicals increased slightly as the increases in volumes and pricing for phthalic anhydride and the increase in pricing for furnace coke noted above were partially offset by lower profitability in European operations as competitive conditions resulted in a reduction in carbon pitch volumes in Europe of 14%. Gross margin for Railroad & Utility Products increased due primarily to increases in volumes for railroad crossties as noted above.

Depreciation and Amortization.    Depreciation and amortization for 2004 decreased compared to the prior year due primarily to restructuring activities in 2003 which reduced depreciation expense by approximately $0.2 million in the first quarter of 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales decreased primarily as a result of comparable expenses in the U.S. compared to the prior year despite higher sales levels in 2004.

Interest expense.    Interest expense increased due to the refinancing of the Company’s debt in 2003 which resulted in significantly higher debt levels.

Income Taxes.    The Company’s effective income tax rate for the quarter ended March 31, 2004 increased due primarily to the composition of earnings among U.S. and foreign operations.

Cumulative Effect of Accounting Change.    Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, Koppers now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million.

Net Income.    Net income for 2004 compared to the same period last year increased due primarily to the January 1, 2003 adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which resulted in a cumulative effect adjustment for 2003.

Liquidity and Capital Resources

The Company’s liquidity needs are primarily for debt service, working capital, capital maintenance and acquisitions. The Company believes that its cash flow from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund its expenditures and service its indebtedness, Koppers would be required to raise additional funds.

The indenture governing the 9 7/8% Senior Secured Notes due 2013 (the “New Notes”) contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to covenants relating to incurring or guaranteeing additional debt and issuing certain types of preferred stock; paying dividends on capital stock or redeeming, repurchasing or retiring capital stock or subordinated debt; making investments; creating liens on the Company’s assets; entering into sale and leaseback transactions; selling assets; engaging in transactions with our affiliates; creating restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to the Company; consolidating, merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; and transferring or issuing shares of stock of subsidiaries. The indenture governing the New Notes has a covenant that limits the incurrence of additional indebtedness unless on the date of the incurrence of additional indebtedness the Consolidated Coverage Ratio (defined therein) will be, after giving effect to the incurrence thereof and the application of the proceeds thereof, greater than 2.0 to 1.0. The indenture defines Consolidated Coverage Ratio as the ratio of (a) the aggregate amount of EBITDA for the period of the most recent four consecutive fiscal quarters ending at least 45 days prior to the date of such determination to (b) Consolidated Interest Expense (defined therein) for such four fiscal quarters.

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

The covenants related to the term loan and the revolving credit facility also include financial covenants that require Koppers to maintain certain financial ratios, including the following:

•	the Fixed Charge Coverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The Fixed Charge Coverage Ratio at March 31, 2004 was 1.36 to 1.00.

•	the Total Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
March 31, 2004 through June 30, 2004	5.50 to 1.00
September 30, 2004 through December 31, 2004	5.00 to 1.00
March 31, 2005 through September 30, 2005	4.75 to 1.00
December 31, 2005 through September 30, 2006	4.50 to 1.00
December 31, 2006 and thereafter	4.25 to 1.00

•	the Total Leverage Ratio at March 31, 2004 was 5.18 to 1.00.

•	the Senior Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
October 15, 2003 through June 30, 2004	1.75 to 1.00
September 30, 2004 and thereafter	1.50 to 1.00

•	the Senior Leverage Ratio at March 31, 2004 was .75 to 1.00.

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

As a result of the provisions in the indenture and security documents relating to subsidiary securities, holders of the New Notes may at any time in the future lose a portion of their security interest in the securities of any of the Company’s other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As stated above, Applicable Value is defined as the greatest of book value, par value and market value of a subsidiary’s securities. Currently, all of the capital stock of all of the Company’s domestic subsidiaries and all of the Company’s subsidiaries other than 35% of the voting capital stock of Koppers Europe ApS constitute collateral for the New Notes.

The Company has based its determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of March 31, 2004 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of the Company’s subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted the Company’s calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of March 31, 2004:

Subsidiary	Applicable Value as of March 31, 2004	Net Fair Value as of March 31, 2004	Net BookValue as of March 31, 2004
	(in millions)
Worldwide Ventures Corp.(1)	$57.3	$57.3	$13.3
Koppers Australia Holding Company Pty Ltd.(2)	44.0	44.0	11.5
Koppers Australia Pty Ltd.	44.0	44.0	11.5
Koppers Redemption Inc.	—	—	—
Koppers Industries of Delaware	22.2	12.0	22.2
KHC Assurance Inc.	(16.6)	(16.6)	(32.5)
Concrete Products	0.1	(0.1)	0.1
Concrete Partners	2.7	(2.7)	2.7
Koppers Europe ApS	6.2	6.2	(7.0)

(1)	The assets of Worldwide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

The Applicable Value of the capital stock of the Company’s subsidiaries did not exceed the Collateral Threshold as of March 31, 2004. Further, as there have been no significant changes in the operations of each of these subsidiaries since March 31, 2004, the Company has determined that the Applicable Value of the capital stock of each of these subsidiaries currently remains below the Collateral Threshold.

In respect of Koppers Industries of Delaware, Concrete Products and Concrete Partners, the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Redemption Inc., KHC Assurance Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. The Company has calculated the estimated market value of its subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended March 31, 2004, and multiplying this EBITDA by a multiple the Company used for purposes of valuing its common stock. The Company retains an independent appraisal firm for purposes of calculating the market value of the Company’s common stock on a going concern basis, as required under the Stockholders’ Agreement, and in connection with determining equity-based compensation, and the Company has used the midpoint of the range used by such firm. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of its subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of the Company’s subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of March 31, 2004 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral:

Subsidiary	Change in Applicable Value
(in millions)
Worldwide Ventures Corp.	$6.7
Koppers Australia Holding Company Pty Ltd.	20.0
Koppers Australia Pty Ltd.	20.0
Koppers Redemption Inc.	64.0
Koppers Industries of Delaware	41.8
KHC Assurance Inc.	80.6
Concrete Products	63.9
Concrete Partners	61.3
Koppers Europe ApS	57.8

As of March 31, 2004, the Company had $8.9 million of cash and cash equivalents and $23.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of March 31, 2004, $17.7 million of commitments were utilized by outstanding standby letters of credit.

The increase in net cash provided by operating activities compared to the prior year was primarily the result of a smaller increase in working capital in the first quarter of 2004 ($5.5 million) compared to the first quarter of 2003 ($12.2 million).

Capital expenditures were higher than the prior year primarily due to capital expenditures to increase capacity in the U.S. railroad crossties business as a result of increased demand.

Net cash used by financing activities in 2004 related to the repayment of $2.0 million of the term loan and the purchase of $1.2 million of common stock from retirees, as borrowings from revolving credit were used primarily to provide for the payment of dividends totaling $25.0 million. Net cash provided by financing activities in the prior year related to net borrowings from the revolving credit facility to finance an increase in working capital and purchases of stock from retirees.

Schedule of Certain Contractual Obligations

The following table details the Company’s projected payments for its significant contractual obligations as of March 31, 2004. The table is based upon available information and certain assumptions the Company believes are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Long Term Debt	$366.7	$6.0	$37.5	$—	$323.2
Operating Leases	76.4	21.1	28.1	16.2	11.0
Environmental Penalties	2.9	2.0	0.9	—	—
Interest on Debt	311.4	33.0	63.8	63.2	151.4
Pension Funding(1)	14.1	14.1	—	—	—
Purchase Commitments(2)	454.4	122.8	191.9	119.0	20.7
Common Stock Subject to Redemption(3)	2.0	1.5	0.5	—	—

Total Contractual Obligations	$1,227.9	$200.5	$322.7	$198.4	$506.3

(1)	Based on minimum expected contribution requirement for the next twelve months allowing for government funding relief. Future years’ contributions not projected due to inherent uncertainties in amounts, which are impacted by, among other variables, the performance of U.S. and global equities markets.
(2)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result the Company generally expects to be able to hedge the purchases with sales at those future prices.
(3)	Based on current fair value of common stock at March 31, 2004 for contractual redemptions. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from the Management Investors at the option of the Company, after the effective date of the amendment.

Schedule of Certain Other Commercial Commitments

The following table details the Company’s projected payments for other significant commercial commitments as of March 31, 2004. The table is based upon available information and certain assumptions the Company believes are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in millions)
Lines of Credit (Unused)	$55.2	$51.2	$—	$—	$4.0
Standby Letters of Credit	17.7	17.7	—	—	—
Guarantees	5.7	—	—	—	5.7

Total Other Commercial Commitments	$78.6	$68.9	$—	$—	$9.7

Government Investigation.    The Company is the subject of an ongoing investigation regarding industry competitive practices. On December 4, 2002, European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The investigation is continuing and the Company is cooperating with both the EC and the DOJ. The Company is also cooperating with the Canadian Competition Bureau (“CCB”). As a result of such cooperation, (i) in February 2003, the EC granted the Company’s request for exemption from penalties for any infringement the EC may find as a result of its investigation concerning pitch; (ii) in April 2003, DOJ granted the Company’s request for exemption from prosecution for any infringement DOJ may find as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003, the CCB granted Koppers a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These grants of immunity were all granted upon certain conditions, including the continued cooperation of the Company. The grants of immunity by the EC, DOJ and the CCB apply to any government fine or penalty related to each country’s investigation of industry competitive practices. If the Company fails to comply with the applicable conditions attached to these grants of immunity, the Company could be fined. Such fines, if assessed against the Company, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. For example, the EC has the authority to assess fines in an amount up to 10% of a company’s worldwide sales. The DOJ and CCB also have the authority to assess significant fines. The Company is not currently aware of any other government investigations or other claims related to these investigations of industry competitive practices.

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard fence posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$5.0 million) for, among other things, the costs of removing and replacing such fence posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against Koppers. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Dividend Payment and Stock Redemption.    The Company paid a $25 million dividend ($8.00 per share to common and preferred) in January 2004 which had been declared in December 2003. Additionally, the Company has offered to repurchase up to 150,000 shares of common stock from employees at a price of $16.00 per share. As a result, approximately 45,000 shares were redeemed in April 2004 for a total of approximately $0.7 million.

Pension Funding.    The Company expects to contribute a minimum of approximately $13.1 million to its U.S. defined benefit pension plans in 2004. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. Of the $13.1 million minimum amount the Company expects to contribute to its defined benefit pension plans in 2004, the Company contributed approximately $1.5 million during the three months ended March 31, 2004 and an additional $2.5 million on April 15, 2004.

Restructuring Reserves.    During 2003 the Company incurred restructuring and impairment charges of $8.5 million, of which $0.7 were cash charges for severance and related charges. At March 31, 2004 approximately $0.4 million of the cash charges have been paid and remaining reserves are believed to be adequate.

Consolidation of Koppers China.    In 1999 the Company entered into a joint venture agreement with TISCO to rehabilitate and operate a tar distillation facility in China. Koppers China is 60% owned by the Company and began production of coal tar products in 2001. Contributions of cash, engineering services and acquisition costs for the joint venture total $10.5 million to date. In June 2001, the Company entered into an agreement with TISCO whereby TISCO assumed control of Koppers China through December 31, 2003. The Company chose to delay development of the carbon pitch export market due to the restructuring of the North American aluminum smelting capacity. In the interim, TISCO assumed responsibility for the joint venture to develop the domestic Chinese market. During this period, TISCO bore all responsibility for the operations and management of the facility, as well as the net income or loss, except for the Company’s pro rata share of depreciation, amortization and income taxes of the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China.

On January 1, 2004, the Company resumed control of Koppers China, which resulted in the consolidation of Koppers China in the Company’s financial statements beginning in the first quarter of 2004. The effect of the consolidation for the three months ended March 31, 2004 was an increase to sales and net income of approximately $6.7 million and $0.8 million, respectively.

Interest Rate Swap.    In January 2004 the Company entered into an interest rate swap agreement for $50 million of the New Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the New Notes. The impact on the first quarter of 2004 was to lower interest expense by approximately $0.4 million and, if no market rate changes occur for the remainder of 2004 the expected impact is to lower interest expense for year 2004 by a total of approximately $1.4 million. The fair value of the swap agreement at March 31, 2004 was approximately $0.4 million.

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

Revenue Recognition.    The Company recognizes revenue from product sales at the time of shipment or when title passes to the customer. The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title, which occurs upon delivery to our plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided.

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

Deferred Tax Assets.    At March 31, 2004 the Company’s balance sheet includes $63.9 million of deferred tax assets. The Company has determined that no reserve is required for these deferred tax assets, based on future earnings projections. To the extent that the Company encounters unexpected difficulties in market conditions, adverse changes in regulations affecting the Company’s businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and the Company may be required to record a valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

Recently Issued Accounting Standards

In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”). This act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 permits employers to make a one-time election to defer accounting for any effects of this Act, due to pending specific authoritative guidance in FSP 106-1 is effective for interim or annual financial statements for fiscal years ending after December 7, 2004. The Company has elected to defer accounting for this Act until specific authoritative accounting guidance is issued. The net periodic postretirement benefit cost included in the financial statements does not reflect the effects of this Act.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The standard is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that the Company is required to purchase shares of common stock, the adoption of Statement No. 150 requires the Company to classify common stock subject to redemption as a liability as of January 1, 2004. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

Prior to February 27, 2004 the Stockholders’ Agreement required the Company to redeem shares of common stock owned by officers, directors, and current and former employees of the Company upon a Management Investor’s ceasing for any reason to be employed by the Company. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from such Management Investors at the option of the Company.

The initial adoption of Statement No. 150 resulted in the recognition of a liability in the amount of $13.2 million for shares with a mandatory redemption requirement. At March 31, 2004 after giving effect to the amendment to the Stockholders’ Agreement as noted above, the remaining liability was $2.0 million based on prior commitments to redeem shares. The remaining $11.2 million was reclassified to capital in excess of par value as a result of the elimination of the mandatory redemption requirement. There was no cumulative effect adjustment as a result of the adoption of Statement No. 150.

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

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Acquisition. Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East assumed the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition. Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to the Guarantee. Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

Contamination has been identified at 19 of the Company’s owned sites. Three sites owned and operated by the Company in the United States, as well as one former site the Company recently sold, are listed on the National Priorities List promulgated under CERCLA. The sites include the Company’s Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River facility, which was recently sold. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, many of the Company’s sites are or have been operated under RCRA permits, and remedial and closure activities are being conducted thereunder at several of these sites.

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

Grenada.    The Company, along with Beazer East, Illinois Central Railroad and Heatcraft, has been named in four toxic tort lawsuits involving numerous plaintiffs in various state courts in Mississippi and one such case in federal court in Mississippi arising from the operation of Grenada and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and the Heatcraft facility. In the state court actions, each plaintiff seeks compensatory damages from the defendants of $5 million and punitive damages of $10 million. There are currently approximately 115 plaintiffs in the state court actions. In the federal court action, each plaintiff seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts (gross negligence, negligence per se, intentional tort and conspiracy). There are currently approximately 60 plaintiffs in the federal court action. Based on the Company’s experience in defending previous toxic tort cases (including the Company’s recent victory in similar litigation involving Green Spring), the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the case. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. However, discovery is continuing in the federal court case. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations.

Somerville.    The Company, along with Burlington Northern and Santa Fe Rail Way Company and Solvents and Chemicals, Inc., has been named in a total of 11 toxic tort lawsuits for a total of approximately 30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be current or former residents of Somerville, Texas. The complaints allege that plaintiffs have suffered personal injuries resulting from exposure to chemicals used at the Somerville, Texas wood treating plant, which is currently owned by the Company. The plaintiffs seek actual damages in and unspecified amount. Each case is in its early stage, and the Company intends to vigorously defend these cases.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. In July 2000, the Company received a settlement demand from EPA requesting $4.5 million in settlement of alleged civil violations of the Clean Water Act. EPA and the Company subsequently agreed, among other things, to a $2.9 million settlement, payable over two years. The first payment, totaling $1.0 million, was made in April 2003.

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

As of March 31, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding these matters.

The Company is involved in various other proceedings incidental to the ordinary conduct of its business. The Company believes that none of these other proceedings will have a material adverse effect on its business, financial condition, cash flows and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders on February 18, 2004 the following individuals were unanimously elected to continue as Directors: Robert Cizik, Christian L. Oberbeck, David M. Hillenbrand, Clayton A. Sweeney, and Walter W. Turner. Additionally, the shareholders unanimously ratified the retention of Ernst & Young LLP by the Audit Committee to continue as independent auditor of the Company.

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

Koppers Inc. (Registrant)

Date: May 12, 2004	By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer