Form 10-Q
period 2004-06-30
KOPPERS INC
filed 2004-08-06
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Common Stock, par value $.01 per share, outstanding at July 20, 2004 amounted to 0.7 million shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Koppers Inc.

Consolidated Statement of Operations

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net sales	$249.5	$219.4	$476.9	$410.4
Operating expenses:
Cost of sales	206.8	185.0	402.0	348.9
Depreciation and amortization	8.2	8.5	16.4	17.0
Selling, general and administrative	13.4	15.8	26.7	27.7

Total operating expenses	228.4	209.3	445.1	393.6

Operating profit	21.1	10.1	31.8	16.8
Other income (expense)	—	0.1	0.1	(0.1)

Income before interest expense, income taxes and minority interest	21.1	10.2	31.9	16.7
Interest expense	9.0	5.2	17.9	10.5

Income before income taxes and minority interest	12.1	5.0	14.0	6.2
Income taxes	6.4	2.4	7.4	2.9
Minority interest	0.9	0.4	1.9	0.7

Income before cumulative effect of accounting change	4.8	2.2	4.7	2.6

Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	—	—	—	(18.1)

Net income (loss)	$4.8	$2.2	$4.7	$(15.5)

Koppers Inc.

Condensed Consolidated Balance Sheet

(In millions)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5.4	$9.6
Accounts receivable less allowance for doubtful accounts of $1.4 in 2004 and 2003	116.4	99.6
Inventories:
Raw materials	63.1	58.1
Work in process	2.8	4.3
Finished goods	63.1	68.3
LIFO reserve	(14.6)	(13.2)

Total inventories	114.4	117.5
Deferred tax benefit	8.9	8.9
Other	7.1	8.1

Total current assets	252.2	243.7
Equity investments	2.6	10.3
Fixed assets	492.6	475.5
Less: accumulated depreciation	(336.1)	(324.5)

Net fixed assets	156.5	151.0
Goodwill	35.1	36.5
Deferred tax benefit	51.6	54.9
Other assets	18.1	17.6

Total assets	$516.1	$514.0

See accompanying notes.

Koppers Inc.

Condensed Consolidated Balance Sheet

(In millions except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64.1	$63.8
Accrued liabilities	57.9	60.6
Dividend payable	—	25.0
Current portion of term loans	4.0	8.0

Total current liabilities	126.0	157.4
Long-term debt:
Revolving credit	41.7	8.9
Term loans	6.3	3.8
Senior Secured Notes due 2013	320.0	320.0

Total long-term debt	368.0	332.7
Other long-term reserves	93.2	93.7

Total liabilities	587.2	583.8
Common stock subject to redemption	—	13.2
Minority interest	9.5	6.1
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 2.3 shares issued in 2004 and 2003	—	—
Common stock, $.01 par value per share; 37.0 shares authorized, 3.0 shares issued in 2004 and 2003	—	—
Capital in excess of par value	27.0	15.8
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained earnings (deficit)	(48.9)	(53.7)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	2.6	8.0
Minimum pension liability, net of tax	(14.5)	(14.5)

Total accumulated other comprehensive loss	(11.9)	(6.5)
Treasury stock, at cost, 2.2 shares in 2004 and 2.1 shares in 2003	(46.2)	(44.1)

Total liabilities and stockholders’ equity	$516.1	$514.0

See accompanying notes.

Koppers Inc.

Condensed Consolidated Statement of Cash Flows

(In millions)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash provided by (used in) operating activities	$2.1	$(7.5)
Cash provided by (used in) investing activities:
Capital expenditures	(8.5)	(5.7)
Other	0.1	—

Net cash (used in) investing activities	(8.4)	(5.7)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	120.4	180.2
Repayments of revolving credit	(87.3)	(179.4)
Borrowings from long-term debt	—	75.0
Repayment of long-term debt	(4.0)	(49.5)
Dividends paid	(25.0)	(3.1)
Payment of deferred financing costs	(0.2)	(2.6)
Purchases of common stock	(2.1)	(9.1)

Net cash provided by financing activities	1.8	11.5
Effect of exchange rates on cash	0.3	1.0

Net (decrease) in cash	(4.2)	(0.7)
Cash and cash equivalents at beginning of period	9.6	9.5

Cash and cash equivalents at end of period	$5.4	$8.8

See accompanying notes.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)    Financial Statements

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc. and its subsidiaries’ (“Koppers” or the “Company”) financial position and interim results as of, and for the periods presented have been included. Because Koppers’ business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2003 has been summarized from the audited fiscal year 2003 balance sheet.

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

(2)    Dividend Payments/Stock Repurchases

In July 2004 the Company declared and paid a dividend totaling $8.5 million ($2.86 per share to common and preferred). The Company paid a $25 million dividend ($8.00 per share to common and preferred) in January 2004 which had been declared in December 2003. Additionally, pursuant to a redemption offer the Company repurchased approximately 45,000 shares of common stock in April 2004 for a total of approximately $0.7 million.

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

On January 1, 2004, the Company resumed control of Koppers China, which resulted in a consolidation of Koppers China in the Company’s financial statements beginning in the first quarter of 2004. For the three months ended June 30, 2004 sales and net income for Koppers China were $7.2 million and $0.8 million, respectively. Sales and net income for the six months ended June 30, 2004 amounted to $13.9 million and $1.6 million, respectively.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Approximately $0.6 million of severance has been paid in 2004; at June 30, 2004 all $0.7 million of the total expected cash charges had been expended and there were no remaining reserves.

(5)    Impact of Recently Issued Accounting Standards

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). This act (the “Act”) was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The net periodic postretirement benefit cost included in the financial statements does not reflect the effects of the Act because the Company has not yet made a determination as to whether the benefits provided under its plans are actuarially equivalent to Medicare Part D under the Act.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The standard is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

that the Company is required to purchase shares of common stock, the adoption of Statement No. 150 requires the Company to classify common stock subject to redemption as a liability as of January 1, 2004. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

Prior to February 27, 2004 the stockholders’ agreement by and among the Company, Saratoga Partners III, L.P. (“Saratoga”), and the Management Investors (as defined below), dated as of December 1, 1997 (as amended, the “Stockholders’ Agreement”), required the Company to redeem shares of common stock owned by officers, directors, and current and former employees of the Company (“Management Investors”) upon a Management Investor’s ceasing for any reason to be employed by the Company. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from such Management Investors at the option of the Company.

The initial adoption of Statement No. 150 resulted in the recognition of a liability in the amount of $13.2 million for shares with a mandatory redemption requirement. At June 30, 2004 after giving effect to the amendment to the Stockholders’ Agreement as noted above, the remaining liability was $2.0 million based on prior commitments to redeem shares. As of the date of adoption on January 1, 2004 $11.2 million was reclassified to capital in excess of par value as a result of the elimination of the mandatory redemption requirement. There was no cumulative effect adjustment as a result of the adoption of Statement No. 150.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revision to FIN No. 46; for the Company, the revised provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2004. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial position, cash flows or results of operations.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company recognizes asset retirement obligations for i) the removal and disposal of residues; ii) dismantling of certain tanks required by governmental authorities; iii) inspection, cleaning and dismantling costs for owned rail cars; and iv) inspection and cleaning costs for leased rail cars and barges. The following table describes changes to the Company’s asset retirement obligation liability at June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
Asset retirement obligation at beginning of period	$33.7	$33.0	$34.9	$—
Liability recognized in transition	—	—	—	33.4
Accretion expense	0.6	0.6	1.2	1.2
Effect of fixed asset additions	0.3	0.2	0.5	0.5
Expenses incurred	(1.9)	(1.9)	(3.9)	(3.2)

Asset retirement obligation at end of period	$32.7	$31.9	$32.7	$31.9

(6)    Legal Proceedings

The Company is involved in litigation and various proceedings relating to antitrust matters, environmental laws and toxic tort matters, including two cases pending in Texas and several cases pending in Pennsylvania alleging personal injuries from exposure to coal tar pitch.

Government Investigation.    The Company is the subject of an ongoing investigation regarding industry competitive practices. On December 4, 2002, European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The Company has cooperated with both the EC and DOJ. Recently, DOJ returned the documents which the Company had produced. The Company has also cooperated with the Canadian Competition Bureau (“CCB”). As a result of such cooperation, (i) in February 2003, the EC granted the Company’s request for exemption from penalties for any infringement the EC may find as a result of its investigation concerning pitch; (ii) in April 2003, DOJ granted the Company’s request for exemption from prosecution for any infringement DOJ may find as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003, the CCB granted Koppers a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These grants of immunity were all granted upon certain conditions, including the continued cooperation of the Company. The grants of immunity by the EC, DOJ and the CCB apply to any government fine or penalty related to each country’s investigation of industry competitive practices. If the Company fails to comply with the applicable conditions attached to these grants of immunity, the Company could be fined. Such fines, if assessed against the Company, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. For example, the EC has the authority to assess fines in an amount up to 10% of a company’s worldwide sales. The DOJ and CCB also have the authority to assess significant fines. The Company is not currently aware of any other government investigations or other claims related to these investigations of industry competitive practices.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$4.6 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against Koppers. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify the Company with regard to certain environmental and other liabilities and imposes certain conditions on the Company before receiving such indemnification. In July 2004, the Company entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East through July 2019. As consideration for the agreement, Koppers will pay Beazer East four annual installments totaling $7 million, and provide cost-sharing arrangements at certain of the Company’s operating sites.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Contamination has been identified at 19 of the Company’s owned sites. Three sites owned and operated by the Company in the United States, as well as one former site the Company has sold, are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). The sites include the Company’s Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River, California wood treating facility, which the Company has sold. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the Resource Conservation and Recovery Act (“RCRA”)-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East directly pursuant to the terms of the Indemnity, and as such the Company cannot estimate the total costs that will be incurred. In addition, many of the Company’s sites are or have been operated under RCRA permits, and remedial and closure activities are being conducted thereunder at several of these sites.

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

Grenada.    The Company, along with Beazer East, Illinois Central Railroad and Heatcraft, Inc. (“Heatcraft”), has been named in four toxic tort lawsuits involving numerous plaintiffs in various state courts in Mississippi and one such case in federal court in Mississippi arising from the operation of the Company’s wood treating facility in Grenada, Mississippi (“Grenada”) and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and the Heatcraft facility. In the state court actions, each plaintiff seeks compensatory damages from the defendants of $5 million and punitive damages of $10 million. There are currently approximately 115 plaintiffs in the state court actions. In the federal court action, each plaintiff seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts (gross negligence, negligence per se, intentional tort and conspiracy). There are currently approximately 60 plaintiffs in the federal court action. Based on the Company’s experience in defending previous toxic tort cases (including its victory in similar litigation involving its Green Spring, West Virginia wood treating facility (“Green Spring”)), the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

cases. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. However, discovery is continuing in the federal court case. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Somerville.    Koppers, along with Burlington Northern Santa Fe Rail Way Company and Solvents and Chemicals, Inc., was named initially in a total of 11 toxic tort lawsuits for a total of approximately 30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be residents of Somerville, Texas. Recently, the Company has been dismissed as a defendant in three of such cases (involving a total of five plaintiffs), and Kerr-McGee Chemicals LLC has been added as a defendant. The Complaints allege that plaintiffs have suffered personal injuries resulting from exposure to chemicals used at the Somerville, Texas wood treating plant, which plant has been owned by the Company since 1995. The plaintiffs seek actual damages and punitive damages in an unspecified amount. Each case is in its early stage, and the Company intends to vigorously defend these cases.

There are no additional contingencies, other than those disclosed herein, for which the Company believes a material additional loss is reasonably possible.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from the United States Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. Koppers subsequently agreed, among other things, to a $2.9 million settlement, payable in three installments. The first two payments, totaling $1.0 million each, were made in April 2004 and 2003, respectively.

Additionally, during an investigation initiated by the Company at the Company’s Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against the Company by EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement which provides, among other things, for the payment by the Company of a $2.1 million fine payable to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The Company’s plea was entered in August 2002 and the sentencing of the Company occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for the Company’s suspension or debarment from governmental contracts.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(8)    Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
Net income (loss)	$4.8	$2.2	$4.7	$(15.5)
Other comprehensive income (loss):
Unrealized currency translation gain (loss)	(6.3)	8.1	(5.4)	12.0

Total comprehensive income (loss)	$(1.5)	$10.3	$(0.7)	$(3.5)

(9)    Product Warranty Reserves

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
Beginning warranty reserve	$5.7	$5.4	$5.7	$5.3
Warranty expense charged to reserve	0.5	0.3	0.6	0.5
Cash expenditures for warranty claims	(0.2)	(0.1)	(0.3)	(0.2)

Ending warranty reserve	$6.0	$5.6	$6.0	$5.6

(10)    Pension Expense

The following table provides the components of net periodic benefit cost for the three months ended June 30, 2004 and 2003 (U.S. plans only):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$0.9	$0.8	$0.1	$0.1
Interest cost	1.7	1.8	0.2	0.2
Expected return on plan assets	(1.5)	(1.2)	—	—
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Amortization of loss	0.3	0.5	—	—

Net periodic benefit cost	$1.5	$2.0	$0.2	$0.2

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table provides the components of net periodic benefit cost for the six months ended June 30, 2004 and 2003 (U.S. plans only):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$1.8	$1.6	$0.2	$0.2
Interest cost	3.4	3.6	0.4	0.4
Expected return on plan assets	(3.0)	(2.4)	—	—
Amortization of prior service cost	0.2	0.2	(0.2)	(0.2)
Amortization of loss	0.6	1.0	—	—
Curtailment charge	0.2	—	—	—

Net periodic benefit cost	$3.2	$4.0	$0.4	$0.4

In the first quarter of 2004 the Company’s Board of Directors amended the salaried pension plan for U.S. employees to reduce benefits effective June 1, 2004. The amendment resulted in a curtailment charge of $0.2 million in the first quarter. The estimated effect on pension expense for fiscal 2004 as a result of the amendment is a reduction of approximately $0.9 million.

(11)    Subsidiary Guarantors

The Company’s payment obligations under the 9 7/8% Senior Subordinated Notes due 2013 (the “New Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers (the parent) 100%-owned subsidiaries, Koppers Australia Pty Ltd. (the “Australian Guarantor Subsidiaries”), and Koppers Industries of Delaware, Inc. (the “Other Guarantor Subsidiaries”). The Notes have not been guaranteed by KHC Assurance, Inc., Koppers Europe, KSA Limited Partnership, Koppers Arch Investments Pty Ltd., or Koppers (China) Carbon and Chemical Co., Limited (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$153.4	$31.9	$2.9	$66.6	$(5.3)	$249.5
Operating expenses:
Cost of sales including depreciation and amortization	139.7	24.4	0.1	56.1	(5.3)	215.0
Selling, general and administrative	6.8	2.4	—	4.2	—	13.4

Total operating expenses	146.5	26.8	0.1	60.3	(5.3)	228.4

Operating profit	6.9	5.1	2.8	6.3	—	21.1
Other income (expense)	10.2	—	8.5	—	(18.7)	—

Income before interest expense, income taxes and minority interest	17.1	5.1	11.3	6.3	(18.7)	21.1
Interest expense (income)	8.8	1.4	(0.2)	0.3	(1.3)	9.0
Income tax provision	3.5	1.1	0.1	1.7	—	6.4
Minority interest	—	—	—	0.9	—	0.9

Net income (loss)	$4.8	$2.6	$11.4	$3.4	$(17.4)	$4.8

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$288.9	$63.0	$5.4	$130.8	$(11.2)	$476.9
Operating expenses:
Cost of sales including depreciation and amortization	266.4	51.8	—	111.4	(11.2)	418.4
Selling, general and administrative	13.9	4.5	—	8.3	—	26.7

Total operating expenses	280.3	56.3	—	119.7	(11.2)	445.1

Operating profit	8.6	6.7	5.4	11.1	—	31.8
Other income (expense)	17.1	—	14.7	—	(31.7)	0.1

Income before interest expense, income taxes and minority interest	25.7	6.7	20.1	11.1	(31.7)	31.9
Interest expense (income)	17.6	2.1	(0.5)	0.7	(2.0)	17.9
Income tax provision	3.4	1.4	0.2	2.4	—	7.4
Minority interest	—	—	—	1.9	—	1.9

Net income (loss)	$4.7	$3.2	$20.4	$6.1	$(29.7)	$4.7

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$137.4	$30.1	$2.3	$55.2	$(5.6)	$219.4
Operating expenses:
Cost of sales including depreciation and amortization	125.4	24.5	—	49.2	(5.6)	193.5
Selling, general and administrative	8.4	2.1	—	5.3	—	15.8

Total operating expenses	133.8	26.6	—	54.5	(5.6)	209.3

Operating profit	3.6	3.5	2.3	0.7	—	10.1
Other income (expense)	4.4	—	6.6	—	(10.9)	0.1

Income (loss) before interest expense, income taxes and minority interest	8.0	3.5	8.9	0.7	(10.9)	10.2
Interest expense (income)	5.1	—	(0.2)	0.3	—	5.2
Income tax provision (benefit)	0.7	1.0	—	0.7	—	2.4
Minority interest	—	—	—	0.4	—	0.4

Net income (loss)	$2.2	$2.5	$9.1	$(0.7)	$(10.9)	$2.2

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$251.9	$56.2	$4.8	$108.1	$(10.6)	$410.4
Operating expenses:
Cost of sales including depreciation and amortization	235.1	45.6	—	95.8	(10.6)	365.9
Selling, general and administrative	15.2	3.8	—	8.7	—	27.7

Total operating expenses	250.3	49.4	—	104.5	(10.6)	393.6

Operating profit	1.6	6.8	4.8	3.6	—	16.8
Other income (expense)	11.3	—	10.7	(0.3)	(21.8)	(0.1)

Income (loss) before interest expense, income taxes and minority interest	12.9	6.8	15.5	3.3	(21.8)	16.7
Interest expense (income)	11.0	—	(0.7)	0.6	(0.4)	10.5
Income tax provision (benefit)	(0.7)	2.0	—	1.6	—	2.9
Minority interest	—	—	—	0.7	—	0.7

Income (loss) before cumulative effect of accounting change	2.6	4.8	16.2	0.4	(21.4)	2.6
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	(18.1)	—	—	—	—	(18.1)

Net income (loss)	$(15.5)	$4.8	$16.2	$0.4	$(21.4)	$(15.5)

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

June 30, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.9	$—	$3.5	$—	$5.4
Accounts receivable, net	123.9	17.1	246.2	62.3	(333.1)	116.4
Inventories	63.5	23.2	—	27.7	—	114.4
Deferred tax benefit	8.9	—	—	—	—	8.9
Other	0.7	1.9	—	4.5	—	7.1

Total current assets	197.0	44.1	246.2	98.0	(333.1)	252.2
Equity investments	268.0	13.1	23.8	—	(302.3)	2.6
Fixed assets, net	91.8	22.1	—	42.6	—	156.5
Goodwill	12.0	13.9	—	9.2	—	35.1
Deferred tax benefit	44.6	—	4.9	2.1	—	51.6
Other assets	16.3	—	—	1.8	—	18.1

Total assets	$629.7	$93.2	$274.9	$153.7	$(635.4)	$516.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246.8	$46.7	$1.1	$102.5	$(333.0)	$64.1
Accrued liabilities	31.6	7.4	1.5	17.4	—	57.9
Current portion of term loans	4.0	—	—	—	—	4.0

Total current liabilities	282.4	54.1	2.6	119.9	(333.0)	126.0
Long-term debt	355.0	—	3.8	9.2	—	368.0
Other long-term liabilities	72.9	1.4	—	18.9	—	93.2

Total liabilities	710.3	55.5	6.4	148.0	(333.0)	587.2
Minority interest	—	—	—	9.5	—	9.5
Stockholders’ equity (deficit)	(80.6)	37.7	268.5	(3.8)	(302.4)	(80.6)

Total liabilities and stockholders’ equity	$629.7	$93.2	$274.9	$153.7	$(635.4)	$516.1

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$4.3	$—	$4.9	$—	$9.6
Accounts receivable, net	107.1	17.2	228.4	52.4	(305.5)	99.6
Inventories	66.8	26.3	—	24.4	—	117.5
Deferred tax benefit	8.9	—	—	—	—	8.9
Other	1.3	3.2	—	3.6	—	8.1

Total current assets	184.5	51.0	228.4	85.3	(305.5)	243.7
Equity investments	256.1	14.2	24.3	7.3	(291.6)	10.3
Fixed assets, net	93.7	25.8	—	31.5	—	151.0
Goodwill	12.0	14.9	—	9.6	—	36.5
Deferred tax benefit	47.8	—	5.0	2.1	—	54.9
Other assets	17.2	—	—	0.4	—	17.6

Total assets	$611.3	$105.9	$257.7	$136.2	$(597.1)	$514.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.2	$52.7	$1.0	$93.2	$(305.3)	$63.8
Accrued liabilities	59.7	7.9	1.2	16.8	—	85.6
Current portion of term loans	8.0	—	—	—	—	8.0

Total current liabilities	289.9	60.6	2.2	110.0	(305.3)	157.4
Long-term debt	326.0	—	3.8	2.9	—	332.7
Other long-term liabilities	71.3	2.1	—	20.3	—	93.7

Total liabilities	687.2	62.7	6.0	133.2	(305.3)	583.8
Common stock subject to redemption	13.2	—	—	—	—	13.2
Minority interest	—	—	—	6.1	—	6.1
Stockholders’ equity (deficit)	(89.1)	43.2	251.7	(3.1)	(291.8)	(89.1)

Total liabilities and stockholders’ equity (deficit)	$611.3	$105.9	$257.7	$136.2	$(597.1)	$514.0

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$8.0	$(1.4)	$—	$(4.5)	$—	$2.1
Cash provided by (used in) investing activities:			—
Capital expenditures	(6.6)	(0.6)	—	(1.3)	—	(8.5)
Other	—	0.1	—	—	—	0.1

Net cash (used in) investing activities	(6.6)	(0.5)	—	(1.3)	—	(8.4)
Cash provided by (used in) financing activities:
Net borrowings of revolving credit	29.0	—	—	4.1	—	33.1
Net (repayments) of long-term debt	(4.0)	—	—	—	—	(4.0)
Dividends paid	(25.0)	—	—	—	—	(25.0)
Payment of deferred financing costs	(0.2)	—	—	—	—	(0.2)
Purchases of common stock	(2.1)	—	—	—	—	(2.1)

Net cash provided by (used in) financing activities	(2.3)	—	—	4.1	—	1.8
Effect of exchange rates on cash	0.5	(0.5)	—	0.3	—	0.3

Net increase (decrease) in cash and cash equivalents	(0.4)	(2.4)	—	(1.4)	—	(4.2)
Cash and cash equivalents at beginning of year	0.4	4.3	—	4.9	—	9.6

Cash and cash equivalents at end of year	$—	$1.9	$—	$3.5	$—	$5.4

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$(7.1)	$2.2	$—	$(2.6)	$—	$(7.5)
Cash provided by (used in) investing activities:
Capital expenditures	(4.2)	(0.7)	—	(0.8)	—	(5.7)

Net cash (used in) investing activities	(4.2)	(0.7)	—	(0.8)	—	(5.7)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	1.2	(0.6)	—	0.2	—	0.8
Net (repayments) of term debt	26.3	(0.8)	—	—	—	25.5
Dividends paid	(3.1)	—	—	—	—	(3.1)
Payment of deferred financing costs	(2.6)	—	—	—	—	(2.6)
Purchases of common stock	(9.1)	—	—	—	—	(9.1)

Net cash provided by (used in) financing activities	12.7	(1.4)	—	0.2	—	11.5
Effect of exchange rates on cash	(0.6)	0.4	—	1.2	—	1.0

Net increase (decrease) in cash and cash equivalents	0.8	0.5	—	(2.0)	—	(0.7)
Cash and cash equivalents at beginning of year	0.8	2.6	—	6.1	—	9.5

Cash and cash equivalents at end of year	$1.6	$3.1	$—	$4.1	$—	$8.8

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(12)    Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the three months ended June 30, 2004 and 2003 were $8.6 million and $6.7 million, respectively, and for the six months ended June 30, 2004 and 2003 were $16.6 million and $13.1 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in millions)
Net sales:
Carbon Materials & Chemicals	$144.9	$125.8	$276.9	$238.2
Railroad & Utility Products	104.6	93.6	200.0	172.2

Total	$249.5	$219.4	$476.9	$410.4
Percentage of net sales:
Carbon Materials & Chemicals	58.1%	57.3%	58.1%	58.0%
Railroad & Utility Products	41.9%	42.7%	41.9%	42.0%

Total	100.0%	100.0%	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	16.6%	13.3%	14.1%	12.3%
Railroad & Utility Products	10.3%	10.7%	9.8%	9.5%

Total	13.8%	11.8%	12.3%	10.8%
Operating profit:
Carbon Materials & Chemicals	$14.8	$5.6	$21.0	$10.2
Railroad & Utility Products	6.6	5.4	11.1	7.9
All Other	(0.3)	(0.9)	(0.3)	(1.3)

Total	$21.1	$10.1	$31.8	$16.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including i) raw materials availability, in particular the amount and quality of coal tar available in global markets; ii) global restructuring in the Carbon Materials & Chemicals business including the curtailment of aluminum production in the Pacific Northwest in part as a result of historically high energy prices; iii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; iv) anticipated reductions in naphthalene pricing in Europe and China for at least the remainder of 2004; v) excess capacity in the United States phthalic anhydride markets resulting in lower margins over the last several years; and vi) low margins in the utility pole business as a result of deregulation.

Results of Operations

Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003.

Net Sales.    Net sales for the three months ended June 30, 2004 were higher than 2003 as both business segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due in part to approximately $5.8 million in sales from Australian and European operations as a result of the strength of these foreign currencies relative to the dollar. Also, the consolidation of Koppers China as of January 1, 2004 resulted in incremental sales of $7.2 million for the quarter compared to the prior year. Additionally, sales volumes and pricing for furnace coke increased by 8% and 20%, respectively, and sales volumes and prices for phthalic anhydride increased by 10% and 14%, respectively. Additionally, a 9% increase in carbon pitch volumes in the U.S. partially offset volume reductions of 9% and 16% in Australia and Europe, respectively. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to increases of 4% and 6% in volumes and prices, respectively, for railroad crossties. The increase in volumes for railroad crossties was due in part to the exit from the wood treating business of the Company’s largest competitor.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization increased as an increase for Carbon Materials & Chemicals more than offset a reduction in Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased due to the increases in volumes and pricing for furnace coke and phthalic anhydride as noted above. Gross margin for Railroad & Utility Products decreased due primarily to an increase in the proportion of untreated crosstie sales.

Depreciation and Amortization.    Depreciation and amortization for 2004 decreased compared to the prior year due primarily to restructuring activities in 2003 which reduced depreciation expense by approximately $0.3 million in the second quarter of 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales decreased as a result of higher sales in the current year quarter and $1.2 million of bad debt write-offs, $0.7 million of severance charges and higher legal fees of $0.5 million in the prior year quarter.

Interest expense.    Interest expense increased due to the refinancing of the Company’s debt in 2003 which resulted in significantly higher debt levels.

Income Taxes.    The Company’s effective income tax rate for the quarter ended June 30, 2004 increased due primarily to the composition of earnings among U.S. and foreign operations.

Net Income.    Net income for 2004 compared to the same period last year increased due to higher volumes and pricing in certain products and lower selling, general and administrative costs, which more than offset higher interest expense in 2004.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003.

Net Sales.    Net sales for the six months ended June 30, 2004 were higher than 2003 as both business segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due in part to approximately $19.6 million in sales from Australian and European operations as a result of the strength of these foreign currencies relative to the dollar. Also, the consolidation of Koppers China as of January 1, 2004 resulted in incremental sales of $13.9 million compared to the prior year. Additionally, sales volumes and pricing for phthalic anhydride increased by 9% and 14%, respectively, and sales prices for furnace coke and carbon pitch increased by 20% and 6%, respectively. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to increases of 10% and 8% in volumes and prices, respectively, for railroad crossties. The increase in volumes for railroad crossties was due in part to the exit from the wood treating business of the Company’s largest competitor.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization increased for both Carbon Materials & Chemicals and Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased due to the increases in volumes and pricing for phthalic anhydride and the increases in pricing for furnace coke and carbon pitch noted above. Gross margin for Railroad & Utility Products increased due primarily to higher volumes for railroad crossties.

Depreciation and Amortization.    Depreciation and amortization for 2004 decreased compared to the prior year due primarily to restructuring activities in 2003 which reduced depreciation expense by approximately $0.6 million in the first six months of 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales decreased primarily as a result of higher sales in the current year and $1.2 million of bad debt write-offs, $0.7 million of severance charges and higher legal fees of $0.6 million in the prior year.

Interest expense.    Interest expense increased due to the refinancing of the Company’s debt in 2003 which resulted in significantly higher debt levels.

Income Taxes.    The Company’s effective income tax rate for the six months ended June 30, 2004 increased due primarily to the composition of earnings among U.S. and foreign operations.

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

Net Income.    Net income for 2004 compared to the same period last year increased due primarily to the January 1, 2003 adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which resulted in a cumulative effect adjustment for 2003. Additionally, higher volumes and pricing in certain products and lower selling, general and administrative costs more than offset higher interest expense in 2004.

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

The indenture governing the 9 7/8% Senior Secured Notes due 2013 (the “New Notes”) contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to covenants relating to incurring or guaranteeing additional debt and issuing certain types of preferred stock; paying dividends on capital stock or redeeming, repurchasing or retiring capital stock or subordinated debt; making investments; creating liens on the Company’s assets; entering into sale and leaseback transactions; selling assets; engaging in transactions with affiliates; creating restrictions on the ability of restricted subsidiaries to pay dividends or make other payments to the Company; consolidating, merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; and transferring or issuing shares of stock of subsidiaries. The indenture governing the New Notes has a covenant that limits the incurrence of additional indebtedness unless on the date of the incurrence of additional indebtedness the Consolidated Coverage Ratio (defined therein) will be, after giving effect to the incurrence thereof and the application of the proceeds thereof, greater than 2.0 to 1.0. The indenture defines Consolidated Coverage Ratio as the ratio of (a) the aggregate amount of EBITDA for the period of the most recent four consecutive fiscal quarters ending at least 45 days prior to the date of such determination to (b) Consolidated Interest Expense (defined therein) for such four fiscal quarters.

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

The covenants related to the term loan and the revolving credit facility also include financial covenants that require Koppers to maintain certain financial ratios, including the following:

•	the Fixed Charge Coverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The Fixed Charge Coverage Ratio at June 30, 2004 was 1.39 to 1.00.

•	the Total Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
March 31, 2004 through June 30, 2004	5.50 to 1.00
September 30, 2004 through December 31, 2004	5.00 to 1.00
March 31, 2005 through September 30, 2005	4.75 to 1.00
December 31, 2005 through September 30, 2006	4.50 to 1.00
December 31, 2006 and thereafter	4.25 to 1.00

•	the Total Leverage Ratio at June 30, 2004 was 4.63 to 1.00.

•	the Senior Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
October 15, 2003 through June 30, 2004	1.75 to 1.00
September 30, 2004 and thereafter	1.50 to 1.00

•	the Senior Leverage Ratio at June 30, 2004 was .68 to 1.00.

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

As a result of the provisions in the indenture and security documents relating to subsidiary securities, holders of the New Notes may at any time in the future lose a portion of their security interest in the securities of any of the Company’s other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As stated above, Applicable Value is defined as the greatest of book value, par value and market value of a subsidiary’s securities. Currently, all of the capital stock of all of the Company’s domestic subsidiaries other than Worldwide Ventures Corp. and all of the Company’s subsidiaries other than 35% of the voting capital stock of Koppers Europe ApS constitute collateral for the New Notes.

The Company has based its determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of June 30, 2004 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of the Company’s subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted the Company’s calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of June 30, 2004:

Subsidiary	Applicable Value as of June 30, 2004	Net Fair Value as of June 30, 2004	Net Book Value as of June 30, 2004
	(in millions)
Worldwide Ventures Corp.(1)	$70.2	$70.2	$23.6
Koppers Australia Holding Company Pty Ltd.(2)	55.5	55.5	23.3
Koppers Australia Pty Ltd.	55.5	55.5	23.3
Koppers Redemption Inc.	—	—	—
Koppers Industries of Delaware	17.6	15.0	17.6
KHC Assurance Inc.	(21.9)	(21.9)	(37.3)
Concrete Products	0.0	(0.1)	0.0
Concrete Partners	2.4	(4.2)	2.4
Koppers Europe ApS	10.4	10.4	(6.7)

(1)	The assets of Worldwide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

Based upon the foregoing, the Applicable Value of the capital stock of Worldwide Ventures Corp. exceeded the Collateral Threshold of $64.0 million as of June 30, 2004. Further, the Company believes that, based upon the significant differences between the Applicable Value of the capital stock of Worldwide Ventures Corp. and the Collateral Threshold as of June 30, 2004 (there have been no significant changes in the operations of Worldwide Ventures Corp. since that date), the Company has determined that the Applicable Value of the capital stock of Worldwide Ventures Corp. currently exceeds the Collateral Threshold. As a result, the pledge of capital stock of Worldwide Ventures Corp. is automatically reduced to the extent that the Applicable Value exceeds the Collateral Threshold.

The Applicable Value of the capital stock of the Company’s other subsidiaries did not exceed the Collateral Threshold as of June 30, 2004. Further, as there have been no significant changes in the operations of each of these subsidiaries since June 30, 2004, the Company has determined that the Applicable Value of the capital stock of each of these subsidiaries currently remains below the Collateral Threshold.

In respect of Koppers Industries of Delaware, Concrete Products and Concrete Partners, the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Redemption Inc., KHC Assurance Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. The Company has calculated the estimated market value of its subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended June 30, 2004, and multiplying this EBITDA by a multiple the Company used for purposes of valuing its common stock. The Company retains an independent appraisal firm for purposes of calculating the market value of the Company’s common stock annually on a going concern basis, as required under the Stockholders’ Agreement, and in connection with determining equity-based compensation, and the Company has used the midpoint of the range used by such firm. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of its subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of the Company’s subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of June 30, 2004 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of Worldwide Ventures Corp., would have to decrease in order for the capital stock of Worldwide Ventures Corp. which is currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(in millions)
Worldwide Ventures Corp.	$6.2
Koppers Australia Holding Company Pty Ltd.	8.5
Koppers Australia Pty Ltd.	8.5
Koppers Redemption Inc.	64.0
Koppers Industries of Delaware	46.4
KHC Assurance Inc.	85.9
Concrete Products	64.0
Concrete Partners	61.6
Koppers Europe ApS	53.6

As of June 30, 2004, the Company had $5.4 million of cash and cash equivalents and $47.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of June 30, 2004, $17.1 million of commitments were utilized by outstanding standby letters of credit.

The increase in net cash provided by operating activities compared to the prior year was primarily the result of higher net income, a smaller increase in working capital in the first six months of 2004 ($21.4 million) compared to the first half of 2003 ($26.9 million), and a $3.3 million increase in the utilization of deferred tax benefits as compared to the prior year.

Capital expenditures were higher than the prior year due primarily to capital expenditures to increase capacity in the U.S. railroad crossties business as a result of increased demand.

Net cash provided by financing activities in 2004 related to revolver borrowings of $33.1 million to provide for the payment of a $25.0 million dividend, the repayment of $4.0 million of the term loan and the purchase of $2.1 million of common stock. Net cash provided by financing activities in the prior year related to net borrowings from the revolving credit facility to finance an increase in working capital and purchases of stock from retirees.

Legal Matters

The Company is involved in litigation and various proceedings relating to antitrust matters, environmental laws and toxic tort matters, including two cases pending in Texas and several cases pending in Pennsylvania alleging personal injuries from exposure to coal tar pitch.

Government Investigation.    The Company is the subject of an ongoing investigation regarding industry competitive practices. On December 4, 2002, European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. The Company has cooperated with both the EC and DOJ. Recently, DOJ returned the documents which the Company had produced. The Company has also cooperated with the Canadian Competition Bureau (“CCB”). As a result of such cooperation, (i) in February 2003, the EC granted the Company’s request for exemption from penalties for any infringement the EC may find as a result of its investigation concerning pitch; (ii) in April 2003, DOJ granted the Company’s request for exemption from prosecution for any infringement DOJ may find as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003, the CCB granted Koppers a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These grants of immunity were all granted upon certain conditions, including the continued cooperation of the Company. The grants of immunity by the EC, DOJ and the CCB apply to any government fine or penalty related to each country’s investigation of industry competitive practices. If the Company fails to comply with the applicable conditions attached to these grants of immunity, the Company could be fined. Such fines, if assessed against the Company, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. For example, the EC has the authority to assess fines in an amount up to 10% of a company’s worldwide sales. The DOJ and CCB also have the authority to assess significant fines. The Company is not currently aware of any other government investigations or other claims related to these investigations of industry competitive practices.

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$4.6 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against Koppers. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Other Matters

Dividend Payments and Stock Redemption.    In July 2004 the Company declared and paid a dividend totaling $8.5 million ($2.86 per share to common and preferred). The Company paid a $25 million dividend ($8.00 per share to common and preferred) in January 2004 which had been declared in December 2003. Additionally, pursuant to a redemption offer the Company repurchased approximately 45,000 shares of common stock in April 2004 for a total of approximately $0.7 million.

Pension Funding.    The Company expects to contribute a minimum of approximately $13.1 million to its U.S. defined benefit pension plans in 2004. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. Of the $13.1 million minimum amount the Company expects to contribute to its defined benefit pension plans in 2004, the Company contributed approximately $2.5 million during the three months ended June 30, 2004 and a total of $4.0 million through the six months ended June 30, 2004.

Restructuring Reserves.    During 2003 the Company incurred restructuring and impairment charges of $8.5 million, of which $0.7 were cash charges for severance and related charges. At June 30, 2004 substantially all of the cash charges have been paid and there are no remaining reserves.

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

On January 1, 2004, the Company resumed control of Koppers China, which resulted in the consolidation of Koppers China in the Company’s financial statements beginning in the first quarter of 2004. For the three months ended June 30, 2004 sales and net income for Koppers China were $7.2 million and $0.8 million, respectively. Sales and net income for the six months ended June 30, 2004 amounted to $13.9 million and $1.6 million, respectively. The Company anticipates that the profitability of Koppers China will be negatively impacted by the slowing of the Chinese economy and lower selling prices for certain products in the near term.

Interest Rate Swap.    In January 2004 the Company entered into an interest rate swap agreement for $50 million of the New Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the New Notes. The impact on the three months and six months ended June 30, 2004 was to lower interest expense by approximately $0.4 million and $0.7 million, respectively. If no market rate changes occur for the remainder of 2004 the expected impact is to lower interest expense for year 2004 by a total of approximately $1.6 million. The fair value of the swap agreement at June 30, 2004 was a liability of $2.5 million.

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

Legal Matters.    The Company records liabilities related to legal matters when an adverse outcome is probable and reasonably estimable. To the extent the Company anticipates favorable outcomes to these matters which ultimately result in adverse outcomes, the Company could incur material adverse impacts on earnings and cash flows. Since such matters require significant judgments on the part of management, the recorded liabilities could be lower than what is ultimately required.

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

Deferred Tax Assets.    At June 30, 2004 the Company’s balance sheet includes $60.5 million of deferred tax assets. The Company has determined that no reserve is required for these deferred tax assets, based on future earnings projections. To the extent that the Company encounters unexpected difficulties in market conditions, adverse changes in regulations affecting the Company’s businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and the Company may be required to record a valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

Recently Issued Accounting Standards

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The net periodic postretirement benefit cost included in the financial statements does not reflect the effects of the Act because the Company had not yet made a determination as to whether the benefits provided under its plans are actuarially equivalent to Medicare Part D under the Act.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The standard is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that the Company is required to purchase shares of common stock, the adoption of Statement No. 150 requires the Company to classify common stock subject to redemption as a liability as of January 1, 2004. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

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

The initial adoption of Statement No. 150 resulted in the recognition of a liability in the amount of $13.2 million for shares with a mandatory redemption requirement. At June 30, 2004 after giving effect to the amendment to the Stockholders’ Agreement as noted above, the remaining liability was $2.0 million based on prior commitments to redeem shares. The remaining $11.2 million was reclassified to capital in excess of par value as a result of the elimination of the mandatory redemption requirement. There was no cumulative effect adjustment as a result of the adoption of Statement No. 150.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revision to FIN No. 46; for the Company, the revised provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2004. The Company does not expect that the adoption of FIN No. 46 will have a material impact on its financial position, cash flows or results of operations.

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify the Company with regard to certain environmental and other liabilities and imposes certain conditions on the Company before receiving such indemnification. In July 2004, the Company entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East through July 2019. As consideration for the agreement, Koppers will pay Beazer East four annual installments totaling $7 million, and provide cost-sharing arrangements at certain of the Company’s operating sites.

Contamination has been identified at 19 of the Company’s owned sites. Three sites owned and operated by the Company in the United States, as well as one former site the Company recently sold, are listed on the National Priorities List promulgated under CERCLA. The sites include the Company’s Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River, California facility, which was recently sold. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, many of the Company’s sites are or have been operated under RCRA permits, and remedial and closure activities are being conducted thereunder at several of these sites.

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

Also, contamination has been detected at certain of the Company’s Australian facilities. These sites include the Company’s tar distillation facility in Mayfield, NSW, Australia and its wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. A total of $1.0 million is reserved for the estimated remediation costs at these sites.

Grenada.    The Company, along with Beazer East, Illinois Central Railroad and Heatcraft, has been named in four toxic tort lawsuits involving numerous plaintiffs in various state courts in Mississippi and one such case in federal court in Mississippi arising from the operation of Grenada and an adjacent manufacturing facility operated by Heatcraft. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and the Heatcraft facility. In the state court actions, each plaintiff seeks compensatory damages from the defendants of $5 million and punitive damages of $10 million. There are currently approximately 115 plaintiffs in the state court actions. In the federal court action, each plaintiff seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts (gross negligence, negligence per se, intentional tort and conspiracy). There are currently approximately 60 plaintiffs in the federal court action. Based on the Company’s experience in defending previous toxic tort cases (including the Company’s victory in similar litigation involving Green Spring), the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. However, discovery is continuing in the federal court case. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Somerville.    The Company, along with Burlington Northern and Santa Fe Rail Way Company and Solvents and Chemicals, Inc., was initially named in a total of 11 toxic tort lawsuits for a total of approximately 30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be current or former residents of Somerville, Texas. Recently, the Company has been dismissed as a defendant in three of such cases (involving a total of five plaintiffs), and Kerr-McGee Chemicals LLC has been added as a defendant. The complaints allege that plaintiffs have suffered personal injuries resulting from exposure to chemicals used at the Somerville, Texas wood treating plant, which has been owned by the Company since 1995. The plaintiffs seek actual damages in and unspecified amount. Each case is in its early stage, and the Company intends to vigorously defend these cases.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean

Water Act. Koppers subsequently agreed, among other things, to a $2.9 million settlement, payable in three installments. The first two payments, totaling $1.0 million each, were made in April 2004 and 2003, respectively.

Additionally, during an investigation initiated by the Company at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against the Company by EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement which provides, among other things, for the payment by Koppers of a $2.1 million fine payable to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for the Company’s suspension or debarment from governmental contracts.

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in litigation and various proceedings relating to antitrust matters, environmental laws and toxic tort matters, including two cases pending in Texas and several cases pending in Pennsylvania alleging personal injuries from exposure to coal tar pitch.

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit related to the sale of vineyard trellis posts.

Government Investigation.    The Company has been involved in investigations initiated by the European Commission, the United States Department of Justice and the Canadian Competition Bureau related to competitive practices for some of its products.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the second quarter of 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.33	Amendment and Restatement to Article VII of the Asset Purchase Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

i) Form 8-K dated June 2, 2004 regarding a press release announcing that the Company had completed its exchange offer of $320,000,000 of 9 7/8% Senior Secured Notes due 2013 for a like principal amount of its 9 7/8% Senior Secured Notes due 2013 which have been registered under the Securities Act of 1933, as amended.

ii) Form 8-K dated May 12, 2004 regarding a press release announcing first quarter results of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Koppers Inc. (Registrant)

Date: August 6, 2004	By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)