Form 10-Q
period 2004-09-30
KOPPERS INC
filed 2004-11-02
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Common Stock, par value $.01 per share, outstanding at October 20, 2004 amounted to 0.7 million shares.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Koppers Inc.

Consolidated Statement of Operations

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net sales	$243.8	$214.4	$720.7	$624.8
Operating expenses:
Cost of sales	202.0	181.4	604.0	530.3
Depreciation and amortization	7.9	8.3	24.3	25.3
Selling, general and administrative	15.0	12.8	41.7	40.5
Restructuring charges	—	1.3	—	1.3

Total operating expenses	224.9	203.8	670.0	597.4

Operating profit	18.9	10.6	50.7	27.4
Other income (expense)	—	—	0.1	(0.1)

Income before interest expense, income taxes, minority interest and cumulative effect of accounting change	18.9	10.6	50.8	27.3
Interest expense	8.7	5.5	26.6	16.0

Income before income taxes and minority interest	10.2	5.1	24.2	11.3
Income taxes	5.8	4.6	13.2	7.5
Minority interest	0.9	0.5	2.8	1.2

Income before cumulative effect of accounting change	3.5	—	8.2	2.6

Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	—	—	—	(18.1)

Net income (loss)	$3.5	$—	$8.2	$(15.5)

See accompanying notes.

Koppers Inc.

Condensed Consolidated Balance Sheet

(In millions)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9.4	$9.6
Accounts receivable less allowance for doubtful accounts of $1.3 in 2004 and $1.4 in 2003	116.3	99.6
Inventories:
Raw materials	71.0	58.1
Work in process	2.6	4.3
Finished goods	64.8	68.3
LIFO reserve	(15.0)	(13.2)

Total inventories	123.4	117.5
Deferred tax benefit	8.9	8.9
Other	9.7	8.1

Total current assets	267.7	243.7
Equity investments	2.7	10.3
Fixed assets	495.4	475.5
Less: accumulated depreciation	(340.7)	(324.5)

Net fixed assets	154.7	151.0
Goodwill	35.8	36.5
Deferred tax benefit	48.0	54.9
Other assets	24.1	17.6

Total assets	$533.0	$514.0

See accompanying notes.

Koppers Inc.

Condensed Consolidated Balance Sheet

(In millions except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70.0	$63.8
Accrued liabilities	69.2	60.6
Dividend payable	—	25.0
Revolving credit	16.5	—
Current portion of term loans	1.5	8.0

Total current liabilities	157.2	157.4
Long-term debt:
Revolving credit	31.8	8.9
Term loans	6.4	3.8
Senior Secured Notes due 2013	320.0	320.0

Total long-term debt	358.2	332.7
Other long-term reserves	89.9	93.7

Total liabilities	605.3	583.8
Common stock subject to redemption	—	13.2
Minority interest	10.1	6.1
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 2.3 shares issued in 2004 and 2003	—	—
Common stock, $.01 par value per share; 37.0 shares authorized, 3.0 shares issued in 2004 and 2003	—	—
Capital in excess of par value	27.0	15.8
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained earnings (deficit)	(54.0)	(53.7)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	5.5	8.0
Minimum pension liability, net of tax	(14.5)	(14.5)

Total accumulated other comprehensive loss	(9.0)	(6.5)
Treasury stock, at cost, 2.2 shares in 2004 and 2.1 shares in 2003	(45.8)	(44.1)

Total liabilities and stockholders’ equity	$533.0	$514.0

See accompanying notes.

Koppers Inc.

Condensed Consolidated Statement of Cash Flows

(In millions)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash provided by operating activities	$13.8	$11.4
Cash provided by (used in) investing activities:
Capital expenditures	(12.8)	(9.9)
Other	0.7	0.7

Net cash (used in) investing activities	(12.1)	(9.2)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	194.8	230.0
Repayments of revolving credit	(155.4)	(236.4)
Borrowings from long-term debt	—	75.0
Repayment of long-term debt	(6.5)	(52.3)
Dividends paid	(33.4)	(3.1)
Payment of deferred financing costs	(0.3)	(3.8)
Sales of common stock	0.6	—
Purchases of common stock	(2.2)	(9.1)

Net cash provided by (used in) financing activities	(2.4)	0.3
Effect of exchange rates on cash	0.5	1.2

Net increase (decrease) in cash	(0.2)	3.7
Cash and cash equivalents at beginning of period	9.6	9.5

Cash and cash equivalents at end of period	$9.4	$13.2

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

(2)    Stock Purchases by Directors/Restricted Stock Grants to Senior Management

In August 2004 three members of the Company’s Board of Directors each purchased 5,000 shares of Koppers common stock at the current fair value. Additionally, in August 2004 the Company granted 135,000 restricted stock units to certain officers, of which 20% vested August 31, 2004. The remaining units will vest annually at a rate of 20% per year. The Company recorded $0.4 million of compensation expense for the vesting of restricted stock grants during the third quarter.

(3)    Dividend Payments/Stock Repurchases

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

(4)    Consolidation of Koppers China

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

pro rata share of depreciation, amortization and income taxes of the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China.

On January 1, 2004, the Company resumed control of Koppers China, which resulted in a consolidation of Koppers China in the Company’s financial statements beginning in the first quarter of 2004. For the three months ended September 30, 2004 sales and net income for Koppers China were $6.3 million and $0.7 million, respectively. Sales and net income for the nine months ended September 30, 2004 amounted to $20.2 million and $2.3 million, respectively.

(5)    Restructuring

Restructuring and impairment charges for 2003 totaled $8.5 million. During the fourth quarter of 2003 the Company determined that capacity rationalization was required in its U.S. Carbon Materials & Chemicals business to increase competitiveness. Accordingly, in December 2003 Koppers ceased production at its carbon materials facility in Woodward, Alabama, resulting in a restructuring charge to fourth quarter 2003 pre-tax income of $3.1 million. Additionally, during the fourth quarter of 2003 the Company concluded that its carbon materials port operation in Portland, Oregon is an impaired facility based on its current and long-term economic prospects as a result of recent negotiations with a significant customer. The impairment charge for this facility resulted in a charge to fourth quarter pre-tax income of $3.1 million. The Company also incurred a $1.0 million charge for the impairment of certain storage tanks which have been permanently idled due to reduced demand for carbon materials products in U.S. markets. In September 2003, the Company closed its Logansport, Louisiana wood treating plant due to deteriorating local market conditions and their impact on volumes and profitability. The closure resulted in a $1.3 million restructuring charge in the third quarter.

Total restructuring and impairment charges for 2003 consisted of cash charges of $0.7 million for severance and non-cash charges of $7.8 million primarily for write downs of fixed assets.

At September 30, 2004 all $0.7 million of the total expected cash charges had been expended and there were no remaining reserves.

(6)    Impact of Recently Issued Accounting Standards

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). This act (the “Act”) was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The Company has determined that the benefits provided under its plans are not likely to be actuarially equivalent to Medicare Part D. Therefore, the Act has been determined to have no impact on the net periodic postretirement benefit cost included in the financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106,

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The standard was effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003.

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

The initial adoption of Statement No. 150 resulted in the recognition of a liability in the amount of $13.2 million for shares with a mandatory redemption requirement. At September 30, 2004 after giving effect to the amendment to the Stockholders’ Agreement as noted above, the remaining liability was $1.5 million based on prior commitments to redeem shares. Due to the amendment, $11.2 million was reclassified to capital in excess of par value to reflect the elimination of the mandatory redemption requirement. There was no cumulative effect adjustment as a result of the adoption of Statement No. 150.

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

The Company recognizes asset retirement obligations for i) the removal and disposal of residues; ii) dismantling of certain tanks required by governmental authorities; iii) cleaning and dismantling costs for owned rail cars; and iv) cleaning costs for leased rail cars and barges. The following table describes changes to the Company’s asset retirement obligation liability at September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
Asset retirement obligation at beginning of period	$32.7	$31.9	$34.9	$—
Liability recognized in transition	—	—	—	33.4
Accretion expense	0.5	0.6	1.7	1.8
Effect of fixed asset additions	0.2	0.3	0.7	0.8
Plant closing adjustment	—	1.6	—	1.6
Expenses incurred	(1.8)	(1.5)	(5.7)	(4.7)

Asset retirement obligation at end of period	$31.6	$32.9	$31.6	$32.9

(7)    Legal Proceedings

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

company’s worldwide sales. The DOJ and CCB also have the authority to assess significant fines. The Company is not currently aware of any other government investigations or other claims related to these investigations of industry competitive practices.

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$4.8 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against Koppers. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

(8)    Environmental and Other Matters

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify the Company with regard to certain environmental and other liabilities and imposes certain conditions on the Company before receiving such indemnification. In July 2004, the

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Company entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East through July 2019. As consideration for the agreement, Koppers will pay Beazer East four annual installments totaling $7 million, and provide cost-sharing arrangements at certain of the Company’s operating sites. The cost is being recognized over the term of the new agreement.

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

Grenada.    The Company, together with various co-defendants (including Beazer East), has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of the Grenada, Mississippi wood treating plant, which plant has been owned by the Company since 1988 (“Grenada”). The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in the state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. There are approximately 115 plaintiffs in the state court actions. In the Beck

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

federal case, there are a total of approximately 110 plaintiffs. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million each for four counts. In the Ellis federal case, there are approximately 1,130 plaintiffs., Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on the Company’s experience in defending previous toxic tort cases (including its victory in similar litigation involving its Green Spring, West Virginia wood treating facility (“Green Spring”) and its recent dismissal without prejudice from similar litigation involving its Somerville, Texas wood treating facility noted below), the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. Discovery in the Ellis federal court case has also been stayed. However, discovery with respect to 12 plaintiffs is proceeding in the Beck federal case. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Somerville.    Koppers, along with Burlington Northern Santa Fe Rail Way Company and Solvents and Chemicals, Inc., was named initially in a total of 11 toxic tort lawsuits for a total of approximately 30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be residents of Somerville, Texas. The Complaints alleged that the plaintiffs suffered personal injuries resulting from exposure to chemicals used at the Somerville, Texas wood treating plant, which plant has been owned by the Company since 1995 (“Somerville”). The plaintiffs sought actual damages and punitive damages in an unspecified amount from the defendants. The Company has been voluntarily dismissed without prejudice by the plaintiffs from all of the Somerville lawsuits. The lawsuits are proceeding against the remaining defendants.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

(9)    Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
Net income (loss)	$3.5	$—	$8.2	$(15.5)
Other comprehensive income (loss):
Unrealized currency translation gain (loss)	2.9	1.6	(2.5)	13.6

Total comprehensive income (loss)	$6.4	$1.6	$5.7	$(1.9)

(10)    Product Warranty Reserves

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In millions)		(In millions)
Beginning warranty reserve	$6.0	$5.4	$5.7	$5.3
Warranty expense charged to reserve	0.4	0.3	1.0	0.5
Cash expenditures for warranty claims	(0.1)	(0.1)	(0.4)	(0.2)

Ending warranty reserve	$6.3	$5.6	$6.3	$5.6

(11)    Pension Expense

The following table provides the components of net periodic benefit cost for the three months ended September 30, 2004 and 2003 (U.S. plans only):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$0.9	$0.8	$0.1	$0.1
Interest cost	1.7	1.8	0.4	0.2
Expected return on plan assets	(1.5)	(1.2)	—	—
Amortization of prior service cost	0.1	0.1	(0.1)	(0.1)
Amortization of loss	0.3	0.5	—	—

Net periodic benefit cost	$1.5	$2.0	$0.4	$0.2

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table provides the components of net periodic benefit cost for the nine months ended September 30, 2004 and 2003 (U.S. plans only):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$3.3	$2.4	$0.2	$0.3
Interest cost	6.4	5.4	0.7	0.6
Expected return on plan assets	(5.8)	(3.6)	—	—
Amortization of prior service cost	0.4	0.3	(0.2)	(0.3)
Amortization of loss	1.1	1.5	—	—
Curtailment charge	0.2	—	—	—

Net periodic benefit cost	$5.6	$6.0	$0.7	$0.6

In the first quarter of 2004 the Company’s Board of Directors amended the salaried pension plan for U.S. employees to reduce benefits effective June 1, 2004. The amendment resulted in a curtailment charge of $0.2 million in the first quarter. The estimated effect on pension expense for fiscal 2004 as a result of the amendment is a reduction of approximately $0.9 million.

(12)    Subsidiary Guarantors

The Company’s payment obligations under the 9 7/8% Senior Subordinated Notes due 2013 (the “New Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers (the parent) 100%-owned subsidiaries, Koppers Australia Pty Ltd. (the “Australian Guarantor Subsidiaries”), and Koppers Industries of Delaware, Inc. (the “Other Guarantor Subsidiaries”). The Notes have not been guaranteed by Koppers Assurance, Inc., Koppers Europe, KSA Limited Partnership, Koppers Arch Investments Pty Ltd., or Koppers (China) Carbon and Chemical Co., Limited (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$149.7	$33.5	$2.9	$64.3	$(6.6)	$243.8
Operating expenses:
Cost of sales including depreciation and amortization	134.4	27.1	—	54.9	(6.5)	209.9
Selling, general and administrative	8.2	2.5	—	4.4	(0.1)	15.0

Total operating expenses	142.6	29.6	—	59.3	(6.6)	224.9

Operating profit	7.1	3.9	2.9	5.0	—	18.9
Other income (expense)	8.9	—	3.2	—	(12.0)	—

Income before interest expense, income taxes and minority interest	16.0	3.9	6.1	5.0	(12.1)	18.9
Interest expense (income)	8.9	0.8	(0.3)	0.4	(1.1)	8.7
Income tax provision	3.6	1.2	0.1	0.9	—	5.8
Minority interest	—	—	—	0.9	—	0.9

Net income (loss)	$3.5	$1.9	$6.3	$2.8	$(11.0)	$3.5

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$438.7	$96.5	$8.3	$195.1	$(17.9)	$720.7
Operating expenses:
Cost of sales including depreciation and amortization	400.9	78.8	—	166.3	(17.7)	628.3
Selling, general and administrative	22.1	7.0	—	12.7	(0.1)	41.7

Total operating expenses	423.0	85.8	—	179.0	(17.8)	670.0

Operating profit	15.7	10.7	8.3	16.1	(0.1)	50.7
Other income (expense)	26.0	—	18.0	—	(43.9)	0.1

Income before interest expense, income taxes and minority interest	41.7	10.7	26.3	16.1	(44.0)	50.8
Interest expense (income)	26.5	2.9	(0.8)	1.1	(3.1)	26.6
Income tax provision	7.0	2.7	0.2	3.3	—	13.2
Minority interest	—	—	—	2.8	—	2.8

Net income (loss)	$8.2	$5.1	$26.9	$8.9	$(40.9)	$8.2

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$138.2	$28.4	$2.6	$50.5	$(5.3)	$214.4
Operating expenses:
Cost of sales including depreciation and amortization	127.6	22.8	0.1	44.5	(5.3)	189.7
Selling, general and administrative	6.8	2.0	—	4.0	—	12.8
Restructuring charges	1.3	—	—	—	—	1.3

Total operating expenses	135.7	24.8	0.1	48.5	(5.3)	203.8

Operating profit	2.5	3.6	2.5	2.0	—	10.6
Other income (expense)	6.0	—	1.5	(0.1)	(7.4)	—

Income (loss) before interest expense, income taxes and minority interest	8.5	3.6	4.0	1.9	(7.4)	10.6
Interest expense (income)	5.7	0.7	(0.4)	0.3	(0.8)	5.5
Income tax provision (benefit)	2.8	1.1	—	0.7	—	4.6
Minority interest	—	—	—	0.5	—	0.5

Net income (loss)	$—	$1.8	$4.4	$0.4	$(6.6)	$—

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$390.3	$84.4	$7.4	$158.6	$(15.9)	$624.8
Operating expenses:
Cost of sales including depreciation and amortization	362.8	68.4	0.1	140.2	(15.9)	555.6
Selling, general and administrative	22.0	5.8	—	12.7	—	40.5
Restructuring charges	1.3	—	—	—	—	1.3

Total operating expenses	386.1	74.2	0.1	152.9	(15.9)	597.4

Operating profit	4.2	10.2	7.3	5.7	—	27.4
Other income (expense)	17.2	—	12.2	(0.4)	(29.1)	(0.1)

Income (loss) before interest expense, income taxes and minority interest	21.4	10.2	19.5	5.3	(29.1)	27.3
Interest expense (income)	16.7	0.6	(1.1)	0.9	(1.1)	16.0
Income tax provision (benefit)	2.1	3.0	—	2.4	—	7.5
Minority interest	—	—	—	1.2	—	1.2

Income (loss) before cumulative effect of accounting change	2.6	6.6	20.6	0.8	(28.0)	2.6
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	(18.1)	—	—	—	—	(18.1)

Net income (loss)	$(15.5)	$6.6	$20.6	$0.8	$(28.0)	$(15.5)

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

September 30, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.2	$—	$6.2	$—	$9.4
Accounts receivable, net	118.3	18.9	254.1	61.3	(336.3)	116.3
Inventories	68.1	25.6	—	29.7	—	123.4
Deferred tax benefit	8.9	—	—	—	—	8.9
Other	5.3	1.1	—	3.3	—	9.7

Total current assets	200.6	48.8	254.1	100.5	(336.3)	267.7
Equity investments	279.9	13.6	23.9	—	(314.7)	2.7
Fixed assets, net	90.4	22.2	—	42.1	—	154.7
Goodwill	12.0	14.3	—	9.5	—	35.8
Deferred tax benefit	41.0	—	4.9	2.1	—	48.0
Other assets	22.3	—	—	1.8	—	24.1

Total assets	$646.2	$98.9	$282.9	$156.0	$(651.0)	$533.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255.2	$50.0	$1.1	$100.0	$(336.3)	$70.0
Accrued liabilities	41.3	8.1	1.6	18.2	—	69.2
Revolving credit	16.5	—	—	—	—	16.5
Current portion of term loans	1.5	—	—	—	—	1.5

Total current liabilities	314.5	58.1	2.7	118.2	(336.3)	157.2
Long-term debt	344.0	—	3.8	10.4	—	358.2
Other long-term liabilities	70.1	1.4	—	18.4	—	89.9

Total liabilities	728.6	59.5	6.5	147.0	(336.3)	605.3
Minority interest	—	—	—	10.1	—	10.1
Stockholders’ equity (deficit)	(82.4)	39.4	276.4	(1.1)	(314.7)	(82.4)

Total liabilities and stockholders’ equity	$646.2	$98.9	$282.9	$156.0	$(651.0)	$533.0

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.4	$4.3	$—	$4.9	$—	$9.6
Accounts receivable, net	106.9	17.2	228.4	52.4	(305.3)	99.6
Inventories	66.8	26.3	—	24.4	—	117.5
Deferred tax benefit	8.9	—	—	—	—	8.9
Other	1.3	3.2	—	3.6	—	8.1

Total current assets	184.3	51.0	228.4	85.3	(305.3)	243.7
Equity investments	256.3	14.2	24.3	7.3	(291.8)	10.3
Fixed assets, net	93.7	25.8	—	31.5	—	151.0
Goodwill	12.0	14.9	—	9.6	—	36.5
Deferred tax benefit	47.8	—	5.0	2.1	—	54.9
Other assets	17.2	—	—	0.4	—	17.6

Total assets	$611.3	$105.9	$257.7	$136.2	$(597.1)	$514.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222.2	$52.7	$1.0	$93.2	$(305.3)	$63.8
Accrued liabilities	59.7	7.9	1.2	16.8	—	85.6
Current portion of term loans	8.0	—	—	—	—	8.0

Total current liabilities	289.9	60.6	2.2	110.0	(305.3)	157.4
Long-term debt	326.0	—	3.8	2.9	—	332.7
Other long-term liabilities	71.3	2.1	—	20.3	—	93.7

Total liabilities	687.2	62.7	6.0	133.2	(305.3)	583.8
Common stock subject to redemption	13.2	—	—	—	—	13.2
Minority interest	—	—	—	6.1	—	6.1
Stockholders’ equity (deficit)	(89.1)	43.2	251.7	(3.1)	(291.8)	(89.1)

Total liabilities and stockholders’ equity (deficit)	$611.3	$105.9	$257.7	$136.2	$(597.1)	$514.0

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$15.7	$0.1	$—	$(2.0)	$—	$13.8
Cash provided by (used in) investing activities:			—
Capital expenditures	(9.5)	(1.1)	—	(2.2)	—	(12.8)
Other	0.3	0.2	—	0.2	—	0.7

Net cash (used in) investing activities	(9.2)	(0.9)	—	(2.0)	—	(12.1)
Cash provided by (used in) financing activities:
Net borrowings of revolving credit	34.5	—	—	4.9	—	39.4
Net (repayments) of long-term debt	(6.5)	—	—	—	—	(6.5)
Dividends paid	(33.4)	—	—	—	—	(33.4)
Payment of deferred financing costs	(0.3)	—	—	—	—	(0.3)
Sales of common stock	0.6	—	—	—	—	0.6
Purchases of common stock	(2.2)	—	—	—	—	(2.2)

Net cash provided by (used in) financing activities	(7.3)	—	—	4.9	—	(2.4)
Effect of exchange rates on cash	0.5	(0.3)	—	0.3	—	0.5

Net increase (decrease) in cash and cash equivalents	(0.3)	(1.1)	—	1.2	—	(0.2)
Cash and cash equivalents at beginning of year	0.4	4.3	—	4.9	—	9.6

Cash and cash equivalents at end of year	$0.1	$3.2	$—	$6.1	$—	$9.4

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$10.2	$2.9	$—	$(1.7)	$—	$11.4
Cash provided by (used in) investing activities:
Capital expenditures	(7.4)	(1.0)	—	(1.5)	—	(9.9)
Other	0.4	0.2	—	0.1	—	0.7

Net cash (used in) investing activities	(7.0)	(0.8)	—	(1.4)	—	(9.2)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	(5.8)	(0.6)	—	—	—	(6.4)
Borrowings from long-term debt	75.0	—	—	—	—	75.0
Net (repayments) of term debt	(51.5)	(0.8)	—	—	—	(52.3)
Dividends paid	(3.1)	—	—	—	—	(3.1)
Payment of deferred financing costs	(3.8)	—	—	—	—	(3.8)
Purchases of common stock	(9.1)	—	—	—	—	(9.1)

Net cash provided by (used in) financing activities	1.7	(1.4)	—	—	—	0.3
Effect of exchange rates on cash	(0.8)	0.6	—	1.4	—	1.2

Net increase (decrease) in cash and cash equivalents	4.1	1.3	—	(1.7)	—	3.7
Cash and cash equivalents at beginning of year	0.8	2.6	—	6.1	—	9.5

Cash and cash equivalents at end of year	$4.9	$3.9	$—	$4.4	$—	$13.2

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(13)    Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the three months ended September 30, 2004 and 2003 were $9.3 million and $7.2 million, respectively, and for the nine months ended September 30, 2004 and 2003 were $25.9 million and $20.3 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in millions)
Net sales:
Carbon Materials & Chemicals	$141.5	$118.8	$418.4	$357.0
Railroad & Utility Products	102.3	95.6	302.3	267.8

Total	$243.8	$214.4	$720.7	$624.8
Percentage of net sales:
Carbon Materials & Chemicals	58.0%	55.4%	58.1%	57.1%
Railroad & Utility Products	42.0%	44.6%	41.9%	42.9%

Total	100.0%	100.0%	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	17.2%	14.6%	15.2%	13.1%
Railroad & Utility Products	9.1%	8.3%	9.6%	9.1%

Total	13.9%	11.5%	12.8%	11.1%
Operating profit:
Carbon Materials & Chemicals	$14.2	$8.6	$35.2	$18.8
Railroad & Utility Products	4.4	2.6	15.5	10.5
All Other	0.3	(0.6)	—	(1.9)

Total	$18.9	$10.6	$50.7	$27.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including i) raw materials availability, in particular the amount and quality of coal tar available in global markets; ii) global restructuring in the Carbon Materials & Chemicals business including the curtailment of aluminum production in the Pacific Northwest in part as a result of historically high energy prices; iii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; iv) anticipated reductions in naphthalene pricing in Europe and China for at least the remainder of 2004; and v) low margins in the utility pole business.

Results of Operations

Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003.

Net Sales.    Net sales for the three months ended September 30, 2004 were higher than 2003 as both business segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due in part to approximately $6.0 million in sales from Australian and European operations as a result of the strength of these foreign currencies relative to the dollar. Also, the consolidation of Koppers China as of January 1, 2004 resulted in incremental sales of $6.3 million for the quarter compared to the prior year. Additionally, sales pricing for furnace coke increased by 25% compared to the prior year, which more than offset an 8% reduction in volumes. This resulted from a temporary inability to source raw materials as a result of flooding. Sales prices for phthalic anhydride increased by 37% from the prior year, and carbon pitch volumes and pricing increased by 2% and 4%, respectively. Net sales for Railroad & Utility Products increased compared to the prior year as an increase in prices of 7% more than offset a reduction in volumes of 5%.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization increased for both business segments. Gross margin for Carbon Materials & Chemicals increased due to the increases in pricing for furnace coke and phthalic anhydride as noted above. These increases more than offset a $0.5 million charge for the settlement of a contract dispute with a customer. Gross margin for Railroad & Utility Products increased due primarily to an increase in volumes of higher margin treating services compared to the prior year.

Depreciation and Amortization.    Depreciation and amortization for 2004 decreased compared to the prior year due primarily to restructuring activities in 2003 which reduced depreciation expense by approximately $0.3 million in the third quarter of 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased primarily as a result of an increase of $1.1 million for management incentive and restricted stock compensation expense in the U.S.

Restructuring charges.    In September 2003 the Company closed its Logansport, Louisiana wood treating plant due to deteriorating local market conditions and their impact on volumes and profitability. The closure resulted in a $1.3 million restructuring charge in the third quarter of 2003.

Interest expense.    Interest expense increased due to the refinancing of the Company’s debt in 2003 which resulted in significantly higher debt levels.

Income Taxes.    The Company’s effective income tax rate for the quarter ended September 30, 2004 decreased due primarily to the composition of earnings among U.S. and foreign operations.

Net Income.    Net income for 2004 compared to the same period last year increased due to the consolidation of Koppers China, higher pricing in certain products in 2004, and a lack of restructuring charges, which more than offset higher interest expense in 2004.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003.

Net Sales.    Net sales for the nine months ended September 30, 2004 were higher than 2003 as both business segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due in part to approximately $25.7 million in sales from Australian and European operations as a result of the strength of these foreign currencies relative to the dollar. Also, the consolidation of Koppers China as of January 1, 2004 resulted in incremental sales of $20.2 million compared to the prior year. Additionally, sales volumes and pricing for phthalic anhydride increased by 5% and 21%, respectively, and sales prices for furnace coke and carbon pitch increased by 21% and 6%, respectively. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to increases of 5% and 7% in volumes and prices, respectively, for railroad crossties. The increase in volumes for railroad crossties was due in part to the exit from the wood treating business of the Company’s largest competitor.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization increased for both Carbon Materials & Chemicals and Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased due to the increases in volumes and pricing for phthalic anhydride and the increases in pricing for furnace coke and carbon pitch noted above. These increases more than offset a $0.5 million charge for the settlement of a contract dispute with a customer. Gross margin for Railroad & Utility Products increased due primarily to higher volumes for railroad crossties.

Depreciation and Amortization.    Depreciation and amortization for 2004 decreased compared to the prior year due primarily to restructuring activities in 2003 which reduced depreciation expense by approximately $0.9 million in the first nine months of 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales decreased primarily as a result of higher sales in the current year, $1.2 million of bad debt write-offs and $0.7 million of severance charges in the prior year, which offset an increase of $1.1 million of management incentive and restricted stock compensation expense in the U.S. in the current year.

Restructuring charges.    In September 2003 the Company closed its Logansport, Louisiana wood treating plant due to deteriorating local market conditions and their impact on volumes and profitability. The closure resulted in a $1.3 million restructuring charge in the third quarter of 2003.

Interest expense.    Interest expense increased due to the refinancing of the Company’s debt in 2003 which resulted in significantly higher debt levels.

Income Taxes.    The Company’s effective income tax rate for the nine months ended September 30, 2004 decreased due primarily to the composition of earnings among U.S. and foreign operations.

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

Net Income.    Net income for 2004 compared to the same period last year increased due primarily to the January 1, 2003 adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which resulted in a cumulative effect adjustment for 2003. Additionally, higher volumes and pricing in certain products, $2.3 million of net income from the consolidation of China, and lack of restructuring charges in 2004 more than offset higher interest expense in 2004.

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

The covenants related to the term loan and the revolving credit facility also include financial covenants that require Koppers to maintain certain financial ratios, including the following:

•	the Fixed Charge Coverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The Fixed Charge Coverage Ratio at September 30, 2004 was 1.35 to 1.00.

•	the Total Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
September 30, 2004 through December 31, 2004	5.00 to 1.00
March 31, 2005 through September 30, 2005	4.75 to 1.00
December 31, 2005 through September 30, 2006	4.50 to 1.00
December 31, 2006 and thereafter	4.25 to 1.00

•	the Total Leverage Ratio at September 30, 2004 was 4.51 to 1.00.

•	the Senior Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
September 30, 2004 and thereafter	1.50 to 1.00

•	the Senior Leverage Ratio at September 30, 2004 was .70 to 1.00.

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

The Company has based its determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of September 30, 2004 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of the Company’s subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted the Company’s calculation of Applicable Value. The Net Fair Value and Net

Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of September 30, 2004:

Subsidiary	Applicable Value as of September 30, 2004	Net Fair Value as of September 30, 2004	Net Book Value as of September 30, 2004
	(in millions)
Worldwide Ventures Corp.(1)	$77.0	$77.0	$20.8
Koppers Australia Holding Company Pty Ltd.(2)	54.9	54.9	18.8
Koppers Australia Pty Ltd.	54.9	54.9	18.8
Koppers Redemption Inc.	—	—	—
Koppers Industries of Delaware	22.6	16.2	22.6
Koppers Assurance Inc.	(20.8)	(20.8)	(36.3)
Concrete Products	—	(0.1)	—
Concrete Partners	2.2	(4.9)	2.2
Koppers Europe ApS	12.3	12.3	(5.8)

(1)	The assets of Worldwide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

Based upon the foregoing, the Applicable Value of the capital stock of Worldwide Ventures Corp. exceeded the Collateral Threshold of $64.0 million as of September 30, 2004. Further, the Company believes that, based upon the significant differences between the Applicable Value of the capital stock of Worldwide Ventures Corp. and the Collateral Threshold as of September 30, 2004 (there have been no significant changes in the operations of Worldwide Ventures Corp. since that date), the Company has determined that the Applicable Value of the capital stock of Worldwide Ventures Corp. currently exceeds the Collateral Threshold. As a result, the pledge of capital stock of Worldwide Ventures Corp. is automatically reduced to the extent that the Applicable Value exceeds the Collateral Threshold.

The Applicable Value of the capital stock of the Company’s other subsidiaries did not exceed the Collateral Threshold as of September 30, 2004. Further, as there have been no significant changes in the operations of each of these subsidiaries since September 30, 2004, the Company has determined that the Applicable Value of the capital stock of each of these subsidiaries currently remains below the Collateral Threshold.

In respect of Koppers Industries of Delaware, Concrete Products and Concrete Partners, the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Redemption Inc., Koppers Assurance Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. The Company has calculated the estimated market value of its subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended September 30, 2004, and multiplying this EBITDA by a multiple the Company used for purposes of valuing its common stock. The Company retains an independent appraisal firm for purposes of calculating the market value of the Company’s common stock annually on a going concern basis, as provided for in the Stockholders’ Agreement, and in connection with determining equity-based compensation, and the Company has used the midpoint of the range used by such firm. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of its subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of the Company’s subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of September 30, 2004 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of Worldwide Ventures Corp., would have to decrease in order for the capital stock of Worldwide Ventures Corp. which is currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(in millions)
Worldwide Ventures Corp.	$(13.0)
Koppers Australia Holding Company Pty Ltd.	9.1
Koppers Australia Pty Ltd.	9.1
Koppers Redemption Inc.	64.0
Koppers Industries of Delaware	41.4
Koppers Assurance Inc.	84.8
Concrete Products	64.0
Concrete Partners	61.8
Koppers Europe ApS	51.7

As of September 30, 2004, the Company had $9.4 million of cash and cash equivalents and $42.1 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of September 30, 2004, $17.4 million of commitments were utilized by outstanding standby letters of credit.

Net cash provided by operating activities increased compared to the prior year as higher net income and an increase in the utilization of deferred taxes were partially offset by an increase in working capital in the first nine months of 2004 ($17.2 million) compared to the first nine months of 2003 ($16.3 million), a $7.2 million increase in pension funding in 2004 for U.S. pension benefits, a $2.0 million payment for the extension of the indemnity agreement with Beazer (see “…Environmental and Other Matters”) and an increase of $1.0 million in expenditures for asset retirement obligations.

Capital expenditures were higher than the prior year due primarily to capital expenditures to increase capacity in the U.S. railroad crossties business as a result of increased demand.

Net cash used in financing activities in 2004 related to revolver borrowings of $39.4 million to provide for the payment of $33.4 million in dividends, the repayment of $6.5 million of the term loan and the purchase of $2.2 million of common stock. Net cash provided by financing activities in the prior year related to net borrowings of term debt to finance an increase in working capital, payment of a dividend and purchases of stock from retirees.

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

Pacific Century.    A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$4.8 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against Koppers. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

Stock Purchases by Directors/Restricted Stock Grants to Senior Management.    In August 2004 three members of the Company’s Board of Directors each purchased 5,000 shares of Koppers common stock at the current fair value of $13.14 per share. Additionally, in August 2004 the Company granted 135,000 restricted stock units to certain officers, of which 20% vested August 31, 2004. The remaining units will vest annually at a rate of 20% per year. The Company recorded $0.4 million of compensation expense for the vesting of restricted stock grants during the third quarter.

Pension Funding.    The Company expects to contribute a minimum of approximately $13.1 million to its U.S. defined benefit pension plans in 2004. The Company’s estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. Of the $13.1 million minimum amount the Company expects to contribute to its defined benefit pension plans in 2004, the Company contributed approximately $6.5 million during the three months ended September 30, 2004 and a total of $10.5 million through the nine months ended September 30, 2004.

Restructuring Reserves.    During 2003 the Company incurred restructuring and impairment charges of $8.5 million, of which $0.7 were cash charges for severance and related charges. At September 30, 2004 all of the cash charges have been paid and there are no remaining reserves.

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

On January 1, 2004, the Company resumed control of Koppers China, which resulted in the consolidation of Koppers China in the Company’s financial statements beginning in the first quarter of 2004. For the three months ended September 30, 2004 sales and net income for Koppers China were $6.3 million and $0.7 million, respectively. Sales and net income for the nine months ended September 30, 2004 amounted to $20.2 million and $2.3 million, respectively. The Company anticipates that the profitability of Koppers China will be negatively impacted by the slowing of the Chinese economy and lower selling prices for certain products in the near term.

Interest Rate Swap.    In January 2004 the Company entered into an interest rate swap agreement for $50 million of the New Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through

October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the New Notes. The impact on the three months and nine months ended September 30, 2004 was to lower interest expense by approximately $0.4 million and $1.1 million, respectively. If no market rate changes occur for the remainder of 2004 the expected impact is to lower interest expense for year 2004 by a total of approximately $1.3 million. The fair value of the swap agreement at September 30, 2004 was a liability of $0.7 million.

New Legislation.    Subsequent to September 30, 2004 the American Jobs Creation Act of 2004 was passed. Management is in the process of evaluating the impact to the Company and its subsidiaries.

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

Legal Matters.    The Company records liabilities related to legal matters when an adverse outcome is probable and reasonably estimable. To the extent the Company anticipates favorable outcomes to these matters which ultimately result in adverse outcomes, the Company could incur material adverse impacts on earnings and cash flows. Since such matters require significant judgments on the part of management, the recorded liabilities could be lower than what is ultimately required. In instances in which an adverse outcome is reasonable possible but not probable, disclosure of the contingency is made.

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

Deferred Tax Assets.    At September 30, 2004 the Company’s balance sheet includes $56.9 million of deferred tax assets. The Company has determined that no reserve is required for these deferred tax assets, based on future earnings projections. To the extent that the Company encounters unexpected difficulties in market conditions, adverse changes in regulations affecting the Company’s businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and the Company may be required to record a valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

Recently Issued Accounting Standards

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The Company has determined that the benefits provided under its plans are not likely to be actuarially equivalent to Medicare Part D. Therefore, the Act has been determined to have no impact on the net periodic postretirement benefit cost included in the financial statements.

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

The initial adoption of Statement No. 150 resulted in the recognition of a liability in the amount of $13.2 million for shares with a mandatory redemption requirement. At September 30, 2004 after giving effect to the amendment to the Stockholders’ Agreement as noted above, the remaining liability was $1.5 million based on prior commitments to redeem shares. Due to the amendment, $11.2 million was reclassified to capital in excess of par value to reflect the elimination of the mandatory redemption requirement. There was no cumulative effect adjustment as a result of the adoption of Statement No. 150.

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

Grenada.    The Company, together with various co-defendants (including Beazer East), has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of Grenada. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote and pentachlorophenol, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in the state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. There are a total of approximately 115 plaintiffs in the state court actions. In the Beck federal case, there are a total of approximately 110 plaintiffs. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts. In the Ellis federal case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on the Company’s experience in defending previous toxic tort cases (including its victory in similar litigation involving Green Spring and its recent dismissal without prejudice from similar litigation involving Somerville as noted below), the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. Discovery in the federal court cases has also been stayed. However, discovery with respect to 12 plaintiffs is proceeding in the Beck federal case. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Somerville.    The Company, along with Burlington Northern and Santa Fe Rail Way Company and Solvents and Chemicals, Inc., was named in a total of 11 toxic tort lawsuits for a total of approximately

30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be residents of Somerville, Texas. The complaints alleged that plaintiffs have suffered personal injuries resulting from exposure to chemicals used at Somerville. The plaintiffs sought actual damages and punitive damages in an unspecified amount from the defendants. The Company has been voluntarily dismissed without prejudice by the plaintiffs from all of the Somerville lawsuits. The lawsuits are proceeding against the remaining defendants.

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

As of September 30, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On August 15, 2004, 15,000 shares of Koppers common stock were sold to three directors of Koppers at an aggregate offering price of $197,100. The sale of such securities to only Directors of the Company is a private placement under Section 4(2) of the Securities Act of 1933, as amended.

On August 18, 2004 restricted stock units relating to 135,000 shares of common stock, par value $.01 per share, of the Company were issued to certain senior executive officers of the Company under the Company’s Restricted Stock Unit Plan. The restricted stock units vest over time. Neither the restricted stock units nor the common stock to be issued in connection therewith were issued for monetary consideration, but rather for services performed by such officers. The issuance of such securities without monetary consideration should not be considered a sale under the Securities Act of 1933, as amended, or alternatively, the issuance of such securities to only senior executive of the Company is a private placement under section 4(2) of the Securities Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the third quarter of 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.34	2004 Restricted Stock Unit Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

i) Form 8-K dated July 13, 2004 regarding a press release announcing the declaration of a dividend with respect to Koppers Common and Preferred Stock.

ii) Form 8-K dated July 15, 2004 regarding an agreement entered into by Koppers and Beazer East, Inc. to amend the December 29, 1988 asset purchase agreement between the parties to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East, Inc. through July 2019.

iii) Form 8-K dated August 5, 2004 regarding a press release announcing second quarter results of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Koppers Inc. (Registrant)

Date: November 2, 2004	By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)