Form 10-K
period 2004-12-31
KOPPERS INC
filed 2005-03-18
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Common Stock, par value $.01, outstanding at March 15, 2005 amounted to one share.

PART I

ITEM 1.	BUSINESS

General

Koppers Inc. (the “Company” or “Koppers”) is a global integrated producer of carbon compounds and treated wood products. The Company’s chemical products are used in a wide variety of end markets with applications in the aluminum, railroad, specialty chemical, utility, rubber and steel industries. The “Koppers” brand name has been associated with the carbon compounds and wood treating businesses for many years, and is well-recognized as a leader in these industries. The Company operates 37 production facilities with locations in the United States, Australasia, China, Europe and South Africa. The Company also maintains an indirect ownership interest in an additional facility in the United States through its domestic joint venture KSA (as defined herein). The Company recorded net sales and net income of $952.5 million and $11.3 million, respectively, for the twelve months ended December 31, 2004.

The Company operates two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. During 2004, the Carbon Materials & Chemicals business and Railroad & Utility Products business accounted for 58.1% and 41.9% of net sales, respectively. The Carbon Materials & Chemicals business processes coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are intermediate materials necessary in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. The Company believes that its primary carbon materials and chemicals products are essential components used in its customers’ production processes. For example, carbon pitch is necessary for the production of aluminum and the electric arc furnace steel-making process. The Company’s Railroad & Utility Products business is the largest North American supplier of treated wood products, such as railroad crossties and utility poles, to railroads and the electric and telephone utility industries. In 2004, railroad crosstie and related products sales comprised approximately 80% of the net sales of the Railroad & Utility Products business. Treated wood creates more durable structures that resist decay and reduce replacement costs.

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

Subsidiary of KI Holdings Inc.

On November 12, 2004, KI Holdings Inc. (“KI Holdings”) was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc. was converted into shares of common and preferred stock of KI Holdings and KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Holdings Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. The approximately $25.5 million remainder was retained for general corporate purposes, which could include dividends, acquisitions, or working capital requirements. KI Holdings has no direct operations and no significant assets other than the stock of the Company. It depends on dividends from the earnings of the Company and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Holdings Notes. The terms of Koppers’ senior secured credit facility prohibit Koppers from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Company’s Senior Secured Notes (as described herein) significantly restrict the Company from paying dividends and otherwise transferring assets to KI Holdings.

Industry Overview

The Company believes that its two principal businesses are substantially affected by demand for aluminum and by railroad track maintenance. Worldwide aluminum production increased 6.4% to 29.8 million metric tons in 2004 from 28.0 million metric tons in 2003, and is estimated to grow to 31.6 million metric tons in 2005, for a compound annual growth rate of 6.3% since 2003. Carbon pitch requirements for the aluminum industry are estimated to be approximately 3.1 million metric tons in 2005, up from 2.5 million metric tons in 2004.

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

Approximately 92% of the Company’s U.S. creosote production is supplied to the Company’s Railroad & Utility Products business. Management estimates the North American market for creosote to be approximately 500 million pounds. Growth in this market is directly linked to the track maintenance programs of the Class 1 railroads. In 2005, the total market for creosote is expected to remain consistent with 2004 levels. The North American phthalic anhydride industry has production capacity of approximately 1.2 billion pounds and is a feedstock for plasticizers, unsaturated polyester resins, alkyd resins and other miscellaneous chemicals.

The North American railroad crosstie market is a mature market with approximately 20 million replacement crossties purchased during 2004. Historically, investment trends in track maintenance by domestic railroads have been linked to general economic conditions in the railroad industry. During the past several years, domestic railroads have underinvested in track maintenance due to the recession and a focus on capital equipment programs, such as investments in locomotives. Recently, the Class 1 railroads have increased their spending on track maintenance, which has caused an increase in demand for railroad crossties. However, a Class 1 customer of the Company has indicated they expect to reduce their volume requirements from the Company during 2005.

The U.S. market for treated wood utility pole products is characterized by a large number of small producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically with over 200 investor-owned electric and telephone utilities and 2,800 smaller municipal utilities and rural electric associations. Approximately 2.2 million utility poles are purchased annually in the United States, with a smaller market in Australia.

Carbon Materials & Chemicals

The Company’s Carbon Materials & Chemicals business manufactures five principal products: (a) carbon pitch, used in the production of aluminum and steel; (b) phthalic anhydride, used in the production of plasticizers and polyester resins; (c) creosote, used in the treatment of wood; (d) carbon black (and carbon black feedstock), used in the manufacture of rubber tires; and (e) furnace coke, used in steel production. Carbon pitch, phthalic anhydride, creosote and carbon black feedstock are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals business’ profitability is impacted by its cost to purchase coal tar in relation to its prices realized for carbon pitch, phthalic anhydride, creosote and carbon black. The Company has three tar distillation facilities in the United States, one in Australia, one in China, one in Denmark and two in the United Kingdom, strategically located to provide access to coal tar and to facilitate better service to the Company’s customers with a consistent supply of high-quality products. For 2004, 2003 and 2002, respectively, principal products comprised the following percentages of net sales for Carbon Materials & Chemicals (excluding intercompany sales): (i) carbon pitch, 36%, 38% and 39%; (ii) phthalic anhydride, 14%, 12% and 12%; (iii) carbon black (and carbon black feedstock), 9%, 10% and 9%; (iv) furnace coke, 9%, 8% and 9%; (v) naphthalene, 5%, 4% and 3%; and (vi) creosote, 3%, 4% and 5%.

The Company believes it has a strategic advantage over its competitors based on its ability to access coal tar from many global suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. The Company’s eight coal tar distillation facilities, four of which have port access, and three carbon pitch terminals give Koppers the ability to offer customers multiple sourcing and a consistent supply of high quality products. In anticipation of potential reductions of U.S. coke capacity, the Company has secured coal tar supply through long-term contracts and acquisitions.

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

Approximately 75% of the Company’s global creosote production was sold to its Railroad & Utility Products business in 2004. Railroad & Utility Products purchases substantially all of its creosote from the Carbon Materials & Chemicals business. Koppers is the only competitor in this market that is integrated in this fashion. The remainder of the Company’s creosote is sold to railroads or to other wood treaters. The Company has several major competitors in the creosote market.

The Company is also a 51% owner of a timber preservation chemicals business that operates throughout Australia, New Zealand, Southeast Asia, Japan and South Africa. Timber preservation chemicals are used to provide durability to timber products used in building/construction, agricultural and heavy-duty industrial markets. The most commonly used chemicals are creosote, copper chrome arsenates, copper co-biocides, sapstain control products and light organic solvent preservatives.

Roofing pitch and refined tars are also produced in smaller quantities and are sold into the commercial roofing and pavement sealer markets, respectively.

Carbon black is manufactured in Australia at a carbon black facility using both petroleum oil and coal tar based feedstocks, which are subjected to heat and rapid cooling within a reactor. Additionally, tar-based carbon black feedstock is manufactured as a co-product of the tar distillation process and can be produced at the Company’s three domestic, one Australian, one Chinese and three European tar distillation facilities.

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

On a worldwide basis, naphthalene and orthoxylene, a refined petroleum derivative, are both used as feedstock for the production of phthalic anhydride. The Company is the only North American phthalic anhydride producer capable of utilizing both orthoxylene and naphthalene for this production. Its ability to utilize naphthalene as a by-product of coal tar distillation gives it a stable feedstock. The Company believes that its ability to utilize naphthalene gives it a lower-cost feedstock for the production of phthalic anhydride since historically its cost for naphthalene has been lower than the Company’s cost to purchase orthoxylene. However, prior to 2004 there were difficult market conditions and corresponding low operating rates for most producers. Market conditions for phthalic anhydride improved in 2004 and are expected to remain stable during 2005.

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

Before the expiration of the related tax law on December 31, 2002, the Monessen facility qualified for a tax credit based on its production of coke as a non-conventional fuel and the sale thereof to unrelated third parties. The tax credit generated per ton of coke was tied to a per-barrel of oil equivalent determined on a British Thermal Unit basis and adjusted annually for inflation. The value of this tax credit per ton of coke was approximately $28.00 in 2002. In December 1999 the Company entered into a transaction with a third party which resulted in substantially all tax credits generated as a result of the production and sale of coke at the Company’s Monessen facility being transferred to the third party. In 2003 and 2002, the Company earned $0.1 million and $9.8 million, respectively, for the transfer of tax credits (the 2003 amount was a retroactive inflation adjustment). The tax credits expired at the end of 2002. Prior to the Monessen transaction, the Company earned these credits.

The Carbon Materials & Chemicals business’ ten largest customers represented approximately 41%, 44% and 47% of the business’ net sales for 2004, 2003 and 2002, respectively. The Company has several major competitors in the carbon pitch market.

Coal tar is purchased from a number of outside sources as well as from the Monessen facility. Primary suppliers are United States Steel Corporation, International Steel Group, China Steel Chemical Corporation, Bluescope Steel (AIS) Pty. Limited, OneSteel Manufacturing Pty. Ltd., Corus Group PLC and Wheeling-Pittsburgh Steel Corporation.

Management believes that its ability to source coal tar and carbon pitch from overseas markets through its foreign operations, as well as its research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

In 1999, Koppers entered into a joint venture agreement with Tangshan Iron & Steel Co. (“TISCO”) to rehabilitate and operate a tar distillation facility in China. The joint venture, Koppers (China) Carbon and Chemical Co., Limited (“Koppers China”), is 60% owned by the Company and began production of coal tar products in 2001. On January 1, 2004, the Company resumed operating control of Koppers (China) Carbon and Chemical Co., Limited and began to consolidate its results in the first quarter of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Financial Matters.”

Railroad & Utility Products

Koppers markets treated wood products primarily to the railroad and public utility markets, primarily in the United States and Australasia. The Railroad & Utility Products business’ profitability is influenced by the demand for railroad products and services by Class 1 railroads, demand for transmission and distribution poles by electric and telephone utilities and its cost to procure wood. For the year ended December 31, 2004, sales of railroad products and services represented approximately 80% of the Railroad & Utility Products business’ net sales. Railroad products include items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, docks and piers. The Railroad & Utility Products business operates 19 wood treating plants, one specialty trackwork facility, one co-generation facility and pole distribution yards located throughout the United States and Australia. The Company’s network of plants is strategically located near timber supplies to enable the Company to access raw materials and service customers effectively. In addition, the Company’s crosstie treating plants typically abut railroad customers’ track lines, and its pole distribution yards are typically located near its utility customers.

The Railroad & Utility Products business’ largest customer base is the Class 1 railroad market, which buys 79% of all crossties produced in the United States. Koppers has also been expanding key relationships with some of the approximately 550 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 20 million replacement crossties purchased during 2004, representing an estimated $560 million in sales. The Company currently has contracts with six of the seven North American Class 1 railroads and has enjoyed long-standing relationships with this important customer base. These relationships have been further strengthened recently due to Koppers’ ability to absorb additional treating volumes into its existing infrastructure, with such additional volumes resulting from the exit of a major competitor from the wood treating business. The Company intends to focus on integrating this additional treating volume while capitalizing on its relationships with the railroads by offering an expanded list of complementary product and service offerings that the railroads may be interested in outsourcing.

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 68% of a finished crosstie’s cost, fluctuate with the demand from competing hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Normally, raw material price fluctuations are passed through to the customer according to the terms of the applicable contract. Weather conditions can be a factor in the supply of raw material, as unusually wet conditions may make it difficult to harvest timber.

In the United States, hardwood lumber is procured by Koppers from hundreds of small sawmills throughout the northeastern, midwestern, and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of the Company’s twelve crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of the Company’s Carbon Materials & Chemicals business.

The Company’s top ten Railroad & Utility Products accounts comprised approximately 69%, 70% and 66% of Railroad & Utility Products’ net sales for 2004, 2003 and 2002, respectively, and many are serviced through long-term contracts ranging from one to seven years on a requirements basis. There are several principal regional competitors in this market.

The Company believes that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete crossties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, Koppers acquired a 50% partnership interest in KSA Limited Partnership, a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 2004, an estimated 0.7 million concrete crossties, or 4% of total tie insertions, were installed by Class 1 railroads. The Company believes that concrete crossties will continue to command approximately this level of market share. While the cost of material and installation of a concrete crosstie is much higher than that of a wood crosstie, the average lives of wood and concrete crossties are similar.

Utility poles are produced mainly from softwoods such as pine and fir in the United States and from hardwoods of the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of the Company’s pole-peeling facilities. While crossties are treated exclusively with creosote, the Company treats poles with a variety of preservatives, including pentachlorophenol, copper chrome arsenates, and creosote.

In the United States the market for utility pole products is characterized by a large number of small, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically, with over 200 investor-owned electric and telephone utilities and 2,800 smaller municipal utilities and rural electric associations. Approximately 2.25 million poles are purchased annually in the United States, with a smaller market in Australia. In recent years the Company has seen the Company’s utility pole volumes decrease due to utility industry deregulation, its impact on maintenance programs, and overcapacity in the pole treating business. The Company expects demand for utility poles to remain at low levels. In Australia, in addition to utility poles, the Company markets smaller poles to the agricultural, landscape and vineyard markets.

During 2004, sales of pole products accounted for approximately 20% of Railroad & Utility Products’ net sales. The Company has nine principal competitors in the utility products market. There are few barriers to entry in the utility products market, which consists of regional wood treating companies operating small to medium-size plants and serving local markets.

Equity Investments

Domestic Joint Venture: KSA

KSA, located in Portsmouth, Ohio, produces concrete crossties, a complementary product to the Company’s treated wood crosstie business. The Company owns 50% of KSA, with the other 50% owned by subsidiaries of Lehigh Cement Company. KSA entered into a contract with a major customer in 2000 to supply a minimum of 450,000 concrete ties over a period of five years. KSA also provides concrete turnouts, used in rail traffic switching, and used crosstie rehabilitation.

Research and Development

As of December 31, 2004, the Company had 11 full-time employees engaged in research and development and technical service activities. The Company’s research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote. The Company believes the research and technical efforts provided in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 2004, 2003 and 2002 were $2.2 million, $2.3 million and $2.9 million, respectively.

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

For the last three years, the Company’s annual capital expenditures in connection with environmental control facilities averaged approximately $5.5 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $9.1 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $12 million for 2005. The Company believes that it will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on the Company’s business, financial condition, cash flow and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Matters.”

Employees and Employee Relations

As of December 31, 2004, the Company employed salaried employees and non-salaried employees. Listed below is a breakdown of employees by business segment, including administration.

Division	Salaried	Non- Salaried	Total
Carbon Materials & Chemicals	356	607	963
Railroad & Utility Products	243	732	975
Administration	91	0	91

Total Employees	690	1,339	2,029

Of the Company’s employees, approximately 62% are represented by 22 different labor unions and covered under numerous labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with nearly 300 employees. Another significant affiliation is the Paper, Allied-Industrial, Chemical & Energy Workers’ International Union, with almost 200 employees at four facilities. Labor contracts expiring in 2005 cover approximately 21% of total employees.

ITEM 2.	PROPERTIES

The Company’s principal fixed assets consist of its production, treatment, and storage facilities and its transportation and plant vehicles. The Company’s production facilities consist of 17 Carbon Materials & Chemicals facilities and 20 Railroad & Utility Products facilities. As of December 31, 2004, the net book value of vehicles, machinery and equipment represented approximately 24% of the Company’s total assets, as reflected in the Company’s consolidated balance sheet.

The following chart sets forth current information regarding the Company’s production facilities:

Primary Product Line	Location	Acreage	Description of Property Interest
Carbon Materials & Chemicals
Wood Preservation Chemicals	Auckland, New Zealand	1	Leased
Carbon Pitch	Clairton, Pennsylvania	17	Owned
Carbon Pitch	Follansbee, West Virginia	32	Owned
Wood Preservation Chemicals	Kuala Lumpur, Malaysia	3	Leased
Carbon Black	Kurnell, New South Wales, Australia	20	Leased
Wood Preservation Chemicals	Lautoka, Fiji	1	Owned
Carbon Pitch	Mayfield, New South Wales, Australia	27	26 Owned, 1 Leased
Furnace Coke	Monessen, Pennsylvania	45	Owned
Carbon Pitch	Nyborg, Denmark	36	26 Owned, 10 Leased
Carbon Pitch, Creosote, Naphthalene	Pt. Clarence, England	120	Owned
Carbon Pitch	Portland, Oregon	6	Leased
Wood Preservation Chemicals	Port Shepstone, South Africa	1	Leased
Carbon Pitch	Scunthorpe, England	27	Owned
Carbon Pitch, PAA	Stickney, Illinois	38	Owned
Carbon Pitch	Tangshan, China	9	Leased
Wood Preservation Chemicals	Trentham, Victoria, Australia	24	Owned
Carbon Pitch	Woodward, Alabama	23	Owned
Railroad & Utility Products
Specialty Trackwork	Alorton, Illinois	12	6 Owned, 6 Leased
Utility Poles, Railroad Crossties	Bunbury, Western Australia, Australia	41	26 Owned, 15 Leased
Utility Poles, Railroad Crossties	Denver, Colorado	64	Owned
Utility Poles, Railroad Crossties	Florence, South Carolina	200	Owned
Utility Poles	Gainesville, Florida	86	Owned
Railroad Crossties	Galesburg, Illinois	125	Leased
Utility Poles	Grafton, New South Wales, Australia	100	Owned
Railroad Crossties	Green Spring, West Virginia	98	Owned
Utility Poles, Railroad Crossties	Grenada, Mississippi	154	Owned
Railroad Crossties	Guthrie, Kentucky	122	Owned
Pine Products	Hume, Australia Capital Territory, Australia	5	Leased
Utility Poles	Longford, Tasmania	17	Owned
Railroad Crossties	Montgomery, Alabama	84	Owned
Railroad Crossties	N. Little Rock, Arkansas	148	Owned
Railroad Crossties	Roanoke, Virginia	91	Owned
Railroad Crossties	Somerville, Texas	244	Owned
Railroad Crossties	Superior, Wisconsin	120	Owned
Railroad Crossties	Susquehanna, Pennsylvania	109	Owned
Pine Products	Takura, Queensland, Australia	77	Leased
Utility Poles	Thornton, New South Wales, Australia	15	Owned

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

Grenada. Koppers, together with various co-defendants, has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi.

Government Investigations. The New Zealand Commerce Commission and the Canadian Competition Bureau are conducting investigations related to competitive practices for some of the Company’s products.

Product Liability Cases. The Company, along with other defendants, has been named as a defendant in eleven cases in Pennsylvania and four cases in Texas in which the plaintiffs claim they suffered a variety of illnesses as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch.

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

During the fourth quarter of 2004, Merger Sub for KI Inc., a Pennsylvania corporation (“Merger Sub”), a wholly owned subsidiary of KI Holdings Inc., was merged with and into Koppers Inc., with Koppers Inc. being the surviving corporation. The merger was unanimously approved by the Board of Directors and shareholders of Merger Sub and Koppers Inc. The merger was also unanimously approved by the Board of Directors of KI Holdings Inc. Upon consummation of the merger, Koppers Inc. became a wholly owned subsidiary of KI Holdings Inc.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company’s common stock. In November 2004, all of the common and preferred stock of Koppers Inc. was converted on a one-for-one basis for shares of common and preferred stock of KI Holdings Inc., the parent of Koppers Inc., which was incorporated in November 2004.

Stockholders’ Agreement

Prior to November 2004, the Company was a party to a stockholders’ agreement. When the common and preferred stock of Koppers Inc. was converted into common and preferred stock of KI Holdings Inc. as noted above, the stockholders’ agreement of Koppers Inc. was amended to provide for the transfer of the terms and conditions of the stockholders’ agreement from Koppers Inc. to KI Holdings Inc. The management investors were a group of approximately 120 individual stockholders with various ownership interests in the common stock and collectively comprising 100% of the total outstanding shares of the common stock of the Company. Each management investor was an officer, director, or current or former employee of either Koppers or one of its subsidiaries.

The stockholders’ agreement had set forth supermajority voting requirements for the Board of Directors for certain matters, including the issuance of additional stock, mergers, consolidations, acquisitions, significant asset sales, and the incurrence of material indebtedness. Majority owner Saratoga Partners III, L.P. (“Saratoga”) was entitled to nominate a majority of the Board of Directors. Prior to February 27, 2004 the stockholders’ agreement required the Company to redeem shares upon a management investor’s ceasing for any reason to be employed by the Company. On February 27,

2004 the stockholders’ agreement was amended to make the redemption of common stock from such management investors at the option of the Company after the effective date of the amendment.

In 2004, 2003 and 2002 the Company paid cash dividends of $10.86, $15.46 and $2.85 per share, respectively, to common and preferred shareholders. In December 2003 the Company declared a cash dividend of $25 million ($8.00 per share) which was paid in January 2004. The Company is limited by its current lending covenants regarding the payment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In millions)
Income Statement Data:
Net sales	$952.5	$842.9	$776.5	$753.7	$770.6
Cost of sales	798.4	726.0	659.5	631.4	645.9
Depreciation and amortization (1)	32.9	33.7	28.7	30.4	30.0
Selling, general and administrative	56.4	55.6	44.0	46.3	45.4
Restructuring and impairment charges (2)	—	8.5	—	3.3	—

Operating profit	64.8	19.1	44.3	42.3	49.3
Equity in earnings of affiliates (3)	0.3	(0.1)	—	0.3	2.2
Other income (4)	—	0.1	9.8	8.2	8.6
Interest expense (5)	36.4	37.7	22.9	24.5	28.0

Income (loss) before income tax provision (benefit), and minority interest	28.7	(18.6)	31.2	26.3	32.1
Income tax provision (benefit) (4)	14.0	(1.3)	13.8	12.1	16.6
Minority interest	3.4	1.7	0.9	0.9	0.8

Income (loss) before cumulative effect of accounting change (6)	11.3	(19.0)	16.5	13.3	14.7
Net income (loss)	$11.3	$(37.1)	$16.5	$13.3	$14.7

Balance Sheet Data (end of period):
Working capital	$115.4	$86.3	$63.5	$89.2	$107.4
Total assets	551.7	514.0	463.8	455.2	483.9
Total debt	385.8	340.7	261.7	269.0	291.5
Common stock subject to redemption (7)	—	13.2	23.1	22.3	30.9
Common equity (deficit) (8)	(72.6)	(89.1)	(0.8)	(1.9)	3.7
Other Data:
Cash dividends declared per common share (9)	$2.86	$23.46	$2.85	$4.00	$—
Capital expenditures	21.2	19.3	19.7	14.6	14.8
Acquisitions and related capital expenditures	—	—	—	6.4	15.3

(1)	The 2004, 2003 and 2002 amounts do not include goodwill amortization as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill amortization amounted to $1.5 million and $1.3 million for 2001 and 2000, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	The 2003 charges were related to i) the curtailment of production at the Company’s carbon materials facility in Woodward, Alabama; ii) the impairment of the Company’s carbon materials port facility in Portland, Oregon; iii) the impairment of certain storage tanks which have been permanently idled; and iv) the closure of the Company’s wood treating facility in Logansport, Louisiana. The 2001 charges were related to the closure of the Company’s wood treating facility in Feather River, California.

(3)	Effective January 1, 2004 the Company changed its method of accounting for Koppers China from the equity method to consolidation due to the Company’s resumption of operating control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)	Other income consists of proceeds from the monetization of tax credits relating to coke production and sales at the Company’s facility in Monessen, Pennsylvania. In December 1999, Koppers entered into a transaction with a third party to transfer substantially all of the energy tax credits from the Company’s facility in Monessen, Pennsylvania for cash. In 2003, 2002, 2001 and 2000, the Company earned $0.1 million, $9.8 million, $8.2 million and $8.6 million, respectively, for the transfer of tax credits. These tax credits expired on December 31, 2002; the 2003 amount was for a retroactive inflation adjustment.

(5)	For 2003, includes call premium of $5.8 million and write-off of deferred financing costs of $6.4 million related to refinancing activities, and additional interest of $2.0 million for the period between the receipt of proceeds from the $320 million 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) and the redemption of the $175 million 9 7/8% Senior Subordinated Notes due 2007 (the “Old Notes”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”.

(6)	Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million net of income taxes of $11.7 million for the year ended December 31, 2003.

(7)	For years prior to 2004, represented the amount necessary to redeem stock held by management investors upon termination of their employment with Koppers pursuant to the Company’s former stockholders’ agreement. In November 2004, all of the common and preferred stock of Koppers Inc. was converted on a one-for-one basis for shares of common and preferred stock of KI Holdings Inc., the parent of Koppers Inc., which was incorporated in November 2004.

(8)	Total common equity (deficit) refers to total assets less total liabilities less common stock subject to redemption less minority interest.

(9)	For 2003, includes a dividend of $8.00 per share declared in December 2003 and paid in January 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company’s businesses and results of operations during 2005 are expected to be impacted by various competitive and other factors including i) raw materials availability, in particular the amount of coal tar available in global markets; ii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; iii) potential volume reductions for railroad crossties due to a reduction in planned volumes for a Class 1 railroad customer in 2005; and iv) low margins in the utility pole business as a result of excess capacity and deregulation.

Results of Operations

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated:

	Years Ended December 31,
	2004	2003	2002
Net sales (In millions):
Carbon Materials & Chemicals	$553.4	$484.1	$438.4
Railroad & Utility Products	399.1	358.8	338.1

Total	$952.5	$842.9	$776.5

Segment sales as percent of total net sales:
Carbon Materials & Chemicals	58.1%	57.4%	56.5%
Railroad & Utility Products	41.9%	42.6%	43.5%

Total	100.0%	100.0%	100.0%
Gross margin by segment (after depreciation and amortization):
Carbon Materials & Chemicals	15.1%	10.9%	13.4%
Railroad & Utility Products	9.3%	8.9%	9.2%

Total	12.7%	9.9%	11.4%
Operating margin by segment:
Carbon Materials & Chemicals	8.1%	1.6%	6.7%
Railroad & Utility Products	4.9%	3.6%	5.0%

Total	6.8%	2.3%	5.7%

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003.

Net Sales. Net sales for the year ended December 31, 2004 were higher than 2003 as both business segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due in part to approximately $30.4 million in sales from Australian and European operations as a result of the strength of these foreign currencies relative to the dollar. Also, the consolidation of Koppers China as of January 1, 2004 resulted in incremental sales of $25.5 million compared to the prior year. Additionally, sales pricing for phthalic anhydride and furnace coke increased 27% and 25%, respectively, which more than offset reduced volume and pricing for carbon black and carbon black feedstock of 15% and 5%, respectively. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to increases of 3% and 7% in volumes and prices, respectively, for railroad crossties. The increase in volumes for railroad crossties was due in part to the exit from the wood treating business of the Company’s largest competitor.

Gross Margin After Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization increased for both Carbon Materials & Chemicals and Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased due to $4.7 million of charges for asset retirement obligations in 2003 due to restructuring, coupled with $1.7 million of gains on settlements of asset retirement obligations during 2004. Gross margin for Carbon Materials & Chemicals also increased due to the increases in pricing for phthalic anhydride and furnace coke noted above. These increases more than offset a $0.5 million charge for the settlement of a contract dispute with a customer. Gross margin for Railroad & Utility Products increased due primarily to higher volumes for railroad crossties.

Depreciation and Amortization. Depreciation and amortization for 2004 decreased compared to the prior year due primarily to restructuring activities in 2003 which reduced depreciation expense that would have been incurred on impaired assets by approximately $1.2 million in 2004.

Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales decreased primarily as a result of higher sales in the current year, plus $1.4 million of bad debt write-offs and $1.3 million of severance charges in the prior year, which offset an increase of $3.0 million as a result of foreign exchange rates and an increase of $2.2 million of management incentive and restricted stock compensation expense in the current year.

Restructuring and Impairment Charges. During the fourth quarter of 2003 the Company determined that capacity rationalization was required in its U.S. Carbon Materials & Chemicals business to increase competitiveness. Accordingly, in December 2003 Koppers ceased production at its carbon materials facility in Woodward, Alabama, resulting in a restructuring charge to fourth quarter pre-tax income of $3.1 million. Additionally, during the fourth quarter of 2003 the Company concluded that its carbon materials port operation in Portland, Oregon was an impaired facility based on its current and long-term economic prospects. The impairment charge for this facility resulted in a charge to fourth quarter pre-tax income of $3.1 million. The Company also incurred a $1.0 million charge for the impairment of certain storage tanks which were permanently idled due to reduced demand for carbon materials products in U.S. markets. In September 2003, the Company closed its Logansport, Louisiana wood treating plant due to deteriorating local market conditions. The closure resulted in a $1.3 million restructuring charge in the third quarter. The Company believes the U.S. market for wood treated utility poles suffers from over-capacity, and will continue to evaluate future productivity and cost reduction initiatives in this and all of its other businesses.

Interest Expense. Interest expense decreased despite higher debt levels in 2004 due to the refinancing of the Company’s debt in 2003 which resulted in $14.2 million of additional interest expense for a call premium, the write-off of deferred financing costs, and additional interest for the period between the receipt of proceeds from the Senior Secured Notes and the redemption of the Old Notes.

Income Taxes. The Company’s effective income tax rate for the year ended December 31, 2004 increased due primarily to the composition of earnings among U.S. and foreign operations.

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

Net Income. Net income for 2004 compared to the same period last year increased due primarily to the January 1, 2003 adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which resulted in a cumulative effect adjustment for 2003. Additionally, net income before the cumulative effect of accounting change was higher in 2004 due to higher volumes and pricing of certain products, $2.7 million of net income from the consolidation of China which included improved operating results and $1.7 million of net income as a result of higher exchange rates, while net income in 2003 was adversely affected due to certain restructuring, impairment and related charges.

Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002.

Net Sales. Net sales for the year ended December 31, 2003 were higher than 2002 as both business segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due primarily to approximately $39.8 million in sales from Australian and European operations as a result of the strength of these foreign currencies relative to the dollar. Additionally, sales volumes and pricing for phthalic anhydride increased by 7% and 8%, respectively, while a reduction in volumes for furnace coke of 11% more than offset an increase in pricing for furnace coke of 8%. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to a 12% increase in prices for railroad crossties which more than offset a 5% reduction in volumes for railroad crossties.

Gross Margin After Depreciation and Amortization. As a percent of net sales, gross profit after depreciation and amortization decreased for both segments. Gross margin for Carbon Materials & Chemicals decreased primarily as a result of approximately $3.1 million of accelerated asset retirement obligations and $1.4 million for the settlement of a lease obligation, all related to the restructuring of the U.S. Carbon Materials & Chemicals operations (see “—Restructuring and Impairment Charges”). These items more than offset the profit realized as a result of the pricing increase for furnace coke noted above and a reversal to profit of approximately $0.7 million of environmental reserves as a result of a reassessment of exposure at one of the Company’s facilities. Gross margin as compared to the prior year was also impacted by an increase of approximately $1.7 million in insurance expense for Carbon Materials & Chemicals as a result of lower expense in the prior year due to favorable loss experience. Gross margin for Railroad & Utility Products decreased due to $1.6 million of accelerated asset retirement obligations related to the closure of the Logansport facility. Additionally, insurance expense for Railroad & Utility Products increased approximately $1.7 million as a result of lower expense in the prior year due to favorable loss experience. These additional costs more than offset the effect of the increase in prices for railroad crossties noted above.

Depreciation and Amortization. Depreciation and amortization for 2003 increased compared to the prior year due to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations,” which resulted in an increase of $3.3 million, and an additional $1.3 million as a result of higher foreign exchange rates which resulted in higher depreciation expense in Australian and European operations.

Selling, General and Administrative Expense. Selling, general and administrative expense as a percent of net sales increased primarily as a result of approximately $1.3 million in severance charges, $1.4 million of bad debt expense, $2.0 million of higher legal and consulting costs, and $1.5 million of reduced expense in the prior year as a result of retiree health insurance settlements.

Restructuring and Impairment Charges. During the fourth quarter of 2003 the Company determined that capacity rationalization was required in its U.S. Carbon Materials & Chemicals business to increase competitiveness. Accordingly, in December 2003 Koppers ceased production at the Company’s carbon materials facility in Woodward, Alabama, resulting in a restructuring charge to fourth quarter pre-tax income of $3.1 million. The Woodward facility generated approximately $27.5 million of revenue during 2003. Additionally, during the fourth quarter of 2003 the Company concluded that its carbon materials port operation in Portland, Oregon was an impaired facility based on its current and long-term economic prospects. The impairment charge for this facility resulted in a charge to fourth quarter pre-tax income of $3.1 million. The Company also incurred a $1.0 million charge for the impairment of certain storage tanks which were permanently idled due to reduced demand for carbon materials products in U.S. markets. In September 2003, the Company closed its Logansport, Louisiana wood treating plant due to deteriorating local market conditions. The closure resulted in a $1.3 million restructuring charge in the third quarter. The Company believes the U.S. market for wood treated utility poles suffers from over-capacity, and will continue to evaluate future productivity and cost reduction initiatives in this and all of its other businesses.

Other Income. Other income consists of the energy tax credits as a result of the transaction at the Company’s Monessen, Pennsylvania coke facility. The reduction for 2003 was due to the expiration of the tax credits at the end of 2002.

Interest Expense. Interest expense increased due to a call premium of $5.8 million on the Company’s old bonds, the write-off of deferred financing charges of $6.4 million, and additional interest of $2.0 million for the period between the receipt of proceeds from the Senior Secured Notes and the redemption of the Old Notes. (See “—Liquidity and Capital Resources.”)

Income Taxes. The Company’s effective income tax rate for the year ended December 31, 2003 decreased due primarily to domestic pre-tax losses, which resulted in an increase in foreign tax expense as a percentage of total taxes. Due to the Company’s legal structure, foreign tax credits are not fully available to offset taxable income generated by Australian operations.

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

Net Income. Net income for 2003 compared to the same period last year decreased due to (i) restructuring, impairment and capacity rationalization charges in the U.S. segments as a result of weakened business conditions in the carbon materials and utility pole businesses; (ii) the write-off of deferred financing charges and the payment of a call premium due to the refinancing of the Company’s debt; (iii) an increase in bad debt expense; (iv) a decrease in other income due to the expiration of the energy tax credits; and (v) the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which resulted in a cumulative effect adjustment.

Liquidity and Capital Resources

On November 12, 2004, KI Holdings Inc. was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc. was converted into shares of common and preferred stock of KI Holdings Inc.

On November 18, 2004, KI Holdings Inc. issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (“Holdings Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. The approximately $25.5 million remainder was retained for general corporate purposes, which could include dividends, acquisitions, or working capital requirements. KI Holdings has no direct operations and no significant assets other than the stock of Koppers Inc. It depends on the dividends from the earnings of Koppers and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Holdings Notes. The terms of Koppers’ senior secured credit facility prohibit Koppers from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers from paying dividends and otherwise transferring assets to KI Holdings. For example, Koppers’ ability to make such payments under its indenture is governed by a formula based, in part, on 50% of its consolidated net income. In addition, as a condition to making such payments based, in part, on such formula, Koppers must have a ratio of EBITDA (as defined in the indenture governing Koppers Inc.’s Senior Secured Notes) to interest expense of at least 2.0 to 1.0, after giving effect to any such payments, and must not be in default under that indenture.

Koppers’ liquidity needs are primarily for debt service, working capital, capital maintenance and acquisitions. Koppers believes that its cash flow from operations and available borrowings under its bank credit facilities will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund its expenditures and service its indebtedness, Koppers would be required to raise additional funds.

As of December 31, 2004, the Company had $14.8 million of cash and cash equivalents and $31.4 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of December 31, 2004, $18.9 million of commitments were utilized by outstanding standby letters of credit.

Net cash provided by operating activities increased compared to the prior year as higher net income before cumulative effect of accounting change and an increase in the utilization of deferred taxes were partially offset by an increase in working capital in 2004 of $18.1 million compared to an increase in working capital in 2003 of $7.5 million, an $8.6 million increase in pension funding in 2004, and a $2.0 million payment for the extension of the indemnity agreement with Beazer (see “—Environmental and Other Liabilities Retained or Assumed by Others”).

Capital expenditures were higher than the prior year due primarily to an increase in capital expenditures in the U.S. carbon materials business.

Net cash used in financing activities in 2004 related to revolver borrowings of $49.9 million to provide for the payment of $33.4 million in dividends, the repayment of $8.0 million of the term loan, the purchase of $1.5 million of common stock, and the payment of $1.4 million of deferred financing costs. Net cash provided by financing activities in the prior year related to the issuance of $320 million of Senior Secured Notes to provide for the redemption of $175 million of notes due in 2007, a reduction in the amount of bank debt, payment of $48.1 million of dividends, $9.0 million of purchases of stock from retirees, and the payment of $16.1 million of deferred financing costs.

9  7/8% Senior Secured Notes due 2013

Koppers has issued and outstanding $320.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”). Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of the Company’s current and future subsidiaries.

The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers and its subsidiary guarantors that secure Koppers’ obligations under its senior secured credit facilities.

The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. Prior to October 15, 2006, Koppers may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 109.875% of the principal amount thereof, plus accrued and unpaid interest to the date of such redemption, with funds raised in specified equity offerings. On or after October 15, 2008, Koppers may redeem some or all of the Senior Secured Notes at redemption prices specified in the indenture governing such notes, plus accrued and unpaid interest to the date of such redemption.

The terms of the indenture governing the Senior Secured Notes significantly restrict Koppers from paying dividends and otherwise transferring assets to KI Holdings. For example, Koppers’ ability to make such payments is governed by a formula based on 50% of its consolidated net income. In addition, as a condition to making such payments based on such formula, Koppers Inc. must have an EBITDA (as defined in the indenture governing the Senior Secured Notes) to consolidated interest expense ratio of at least 2.0 to 1.0. Notwithstanding such restrictions, the indenture permits an aggregate of $7.5 million of such payments to be made whether or not there is availability under the formula or conditions to its use are met, provided that at the time of such payment, no default shall have occurred and be continuing under that indenture.

The indenture governing the Senior Secured Notes has a covenant that limits the incurrence of additional indebtedness unless on the date of the incurrence of additional indebtedness the Consolidated Coverage Ratio (defined therein) will be, after giving effect to the incurrence thereof and the application of the proceeds thereof, greater than 2.0 to 1.0. The indenture defines Consolidated Coverage Ratio as the ratio of (a) the aggregate amount of EBITDA for the period of the most recent four consecutive fiscal quarters ending at least 45 days prior to the date of such determination to (b) Consolidated Interest Expense (defined therein) for such four fiscal quarters.

The Company is currently in compliance with all covenants in the indenture governing the Senior Secured Notes. Koppers anticipates continued compliance with these covenants. Failure to comply with the covenants contained in the indenture governing the Senior Secured Notes will result in an event of default. The indenture governing the Senior Secured Notes also contains various other events of default, including but not limited to those related to non-payment of principal, interest or fees; certain bankruptcy-related events; invalidity of liens; non-payment of certain legal judgments; and cross defaults with certain other indebtedness.

The covenants related to the revolving credit facility also include financial covenants that require Koppers to maintain certain financial ratios, including the following:

•	the Fixed Charge Coverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The Fixed Charge Coverage Ratio at December 31, 2004 was 1.55 to 1.00.

•	the Total Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
September 30, 2004 through December 31, 2004	5.00 to 1.00
March 31, 2005 through September 30, 2005	4.75 to 1.00
December 31, 2005 through September 30, 2006	4.50 to 1.00
December 31, 2006 and thereafter	4.25 to 1.00

•	the Total Leverage Ratio at December 31, 2004 was 4.16 to 1.00.

•	the Senior Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed 1.50 to 1.00.

•	the Senior Leverage Ratio at December 31, 2004 was .72 to 1.00.

Subsidiary Pledges. The terms of the Senior Secured Notes provide that the collateral securing the Senior Secured Notes will never include the securities of any subsidiary to the extent the par value, book value as carried by the Company or the market value of the securities (the “Applicable Value”) is equal to or greater than 20% of the aggregate principal amount of the Senior Secured Notes outstanding (the “Collateral Threshold”). Rule 3-16 of Regulation S-X under the Securities Act of 1933 requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value of the securities equals or exceeds the Collateral Threshold. The indenture governing the Senior Secured Notes and the security documents provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the securities is equal to or greater than the Collateral Threshold. As a result, Koppers will not be required to present separate financial statements of any of its subsidiaries under Rule 3-16.

As a result of the provisions in the indenture and security documents relating to subsidiary securities, holders of the Senior Secured Notes may at any time in the future lose a portion of their security interest in the securities of any of the Company’s other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As stated above, Applicable Value is defined as the greatest of book value, par value and market value of a subsidiary’s securities. Currently, all of the capital stock of all of the Company’s domestic subsidiaries and all of the Company’s subsidiaries other than 35% of the voting capital stock of Koppers Europe ApS constitute collateral for the Senior Secured Notes.

The Company has based its determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of December 31, 2004 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of the Company’s subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted the Company’s calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of December 31, 2004:

Subsidiary	Applicable Value as of December 31, 2004	Net Fair Value as of December 31, 2004	Net Book Value as of December 31, 2004
	(in millions)
World-Wide Ventures Corp. (1)	$60.4	$60.4	$2.6
Koppers Australia Holding Company Pty Ltd. (2)	46.7	46.7	14.8
Koppers Australia Pty Ltd.	46.7	46.7	14.8
Koppers Redemption, Inc.	—	—	—
Koppers Delaware, Inc.	22.8	14.0	22.8
Koppers Assurance, Inc.	(24.5)	(24.5)	(39.8)
Koppers Concrete Products, Inc.	0.1	(0.1)	0.1
Concrete Partners, Inc.	2.6	(5.3)	2.6
Koppers Europe ApS	8.5	8.5	(7.2)

(1)	The assets of World-Wide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.

(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

The Applicable Value of the capital stock of the Company’s subsidiaries did not exceed the Collateral Threshold as of December 31, 2004. Further, as there have been no significant changes in the operations of each of these subsidiaries since December 31, 2004, the Company has determined that the Applicable Value of the capital stock of each of these subsidiaries currently remains below the Collateral Threshold.

In respect of Koppers Delaware, Inc., Koppers Concrete Products, Inc. and Concrete Partners, Inc., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Redemption, Inc., Koppers Assurance, Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. The Company has calculated the estimated market value of its subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended December 31, 2004, and multiplying this EBITDA by a multiple used by the Company for purposes of valuing the common stock of its parent, KI Holdings Inc. KI Holdings Inc. retains an independent appraisal firm for purposes of calculating the market value of its common stock annually on a going concern basis, as provided for in the Company’s stockholders’ agreement, and in connection with determining equity-based compensation, and the Company has used the midpoint of the range used by such firm, based on the fact that the value of KI Holdings Inc. shares are based upon the performance of its wholly owned subsidiary, Koppers Inc. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of its subsidiaries’ capital stock.

As described above, the Company has used EBITDA of each of its subsidiaries solely for purposes of determining the estimated market value of the capital stock to determine whether that capital stock is included in the collateral. EBITDA is not a recognized financial measure under U.S. GAAP and does not purport to be an alternative to operating income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Company’s consolidated results as reported under U.S. GAAP. Because not all companies use identical calculations, the presentation of EBITDA also may not be comparable to other similarly titled measures of other companies. An evaluation should be made of the adjustments and the reasons the Company considers them appropriate for analysis for determining estimated market value of the capital stock of the Company’s subsidiaries.

A change in the Applicable Value of the capital stock of any of the Company’s subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of December 31, 2004 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral:

Subsidiary	Change in Applicable Value
(in millions)
World-Wide Ventures Corp.	$3.6
Koppers Australia Holding Company Pty Ltd.	17.3
Koppers Australia Pty Ltd.	17.3
Koppers Redemption, Inc.	64.0
Koppers Delaware, Inc.	41.2
Koppers Assurance, Inc.	88.5
Koppers Concrete Products, Inc.	63.9
Concrete Partners, Inc.	61.4
Koppers Europe ApS	55.5

Legal Matters

The Company is involved in litigation and various proceedings relating to antitrust matters, environmental laws and toxic tort matters.

Government Investigations

On December 4, 2002 European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. Koppers also contacted and coordinated with the Canadian Competition Bureau (“CCB”). Koppers has cooperated with the EC, DOJ and CCB in their respective investigations. In 2004, the DOJ returned the documents which the Company had produced. The return of such documents indicates that the DOJ’s investigation has been terminated. The Company has had no recent communications with the CCB. As a result of the Company’s cooperation, (i) in February 2003, the EC granted the Company’s request for exemption from penalties for any infringement the EC may have found as a result of its investigation concerning pitch; (ii) in April 2003, DOJ granted the Company’s request for exemption from prosecution for any infringement DOJ may have found as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003, the CCB granted the Company a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These grants of immunity by the EC, DOJ and CCB apply to any government fine or penalty related to each country’s investigation of industry competitive practices. The Company’s failure to comply with the applicable conditions that were attached to these grants of immunity, could have subjected Koppers to fines to the extent that the investigations continued. Such fines, if assessed against the Company, could have had a material adverse effect on its business, financial condition, cash flows and results of operations. For example, the EC has the authority to assess fines in an amount up to 10% of a company’s worldwide sales. The DOJ and CCB also have the authority to assess significant fines.

In January 2005, the EC advised the Company that it had closed its investigation without prejudice to its right to re-open such investigation if new facts come to light.

The New Zealand Commerce Commission (the “NZCC”) is conducting an investigation related to the competitive practices of Koppers Arch New Zealand. Koppers Arch New Zealand is seeking to cooperate with the NZCC. The NZCC can bring court proceedings seeking penalties against companies that have violated New Zealand’s competition laws. However, penalties are assessed by the court. For example, the NZCC can seek fines for each alleged contravention of the competition laws equal to the higher of (i) $NZ10,000,000, (ii) three times the commercial gain from the contravention or (iii) 10% of the turnover of Koppers Arch New Zealand and all interconnected companies. Although it is likely that penalties will be assessed against Koppers Arch New Zealand as a result of the investigation, the Company does not currently have enough information to determine the amount of any such penalties. Such penalties, if assessed against Koppers Arch New Zealand, could have a material adverse effect on its business, financial condition, cash flows and results of operations. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if filed against Koppers Arch New Zealand and resolved unfavorably, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

Koppers Arch Australia has also made an application for leniency under the Australian Competition and Consumer Commission’s (the “ACCC”) policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violations of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in Australia. Such other claims, if filed against Koppers Arch Australia and resolved unfavorably, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

Koppers Arch New Zealand and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments Pty Ltd, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (a subsidiary of the Company) and 49% by Hickson Nederland BV. Koppers Arch New Zealand and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Pacific Century. A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$5.1 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against the Company. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Product Liability Cases. The Company, along with other defendants, has been named as a defendant in eleven cases in Pennsylvania and four cases in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch. The cases are in the early stages of discovery, and therefore no determination can currently be made as to the likelihood or extent of any liability to Koppers. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada. Koppers, together with various co-defendants, has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi (“Grenada”). See “Environmental and Other Liabilities Retained or Assumed by Others”.

Other Financial Matters

Dividend Payments and Stock Redemption. In July 2004 the Company declared and paid a dividend totaling $8.4 million ($2.86 per share to common and preferred). The Company also paid a $25 million dividend ($8.00 per share to common and preferred) in January 2004 which had been declared in December 2003. Additionally, pursuant to a redemption offer the Company repurchased approximately 45,000 shares of common stock in April 2004 for a total of approximately $0.7 million.

Stock Purchases by Directors/Restricted Stock Grants to Senior Management. In August 2004 three members of the Company’s Board of Directors each purchased 5,000 shares of Koppers common stock at the current fair value. Additionally, in August 2004 Koppers granted 135,000 restricted stock units to certain officers, of which 20% vested August 31, 2004. The remaining units will vest annually at a rate of 20% per year. The Company recorded $0.5 million of compensation expense for the vesting of restricted stock grants during 2004.

Pension Funding. The Company contributed approximately $14.7 million to its defined benefit pension plans in 2004. The estimates of the Company’s U.S. defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004.

Restructuring Reserves. During 2003 the Company incurred restructuring and impairment charges of $8.5 million, of which $0.7 were cash charges for severance and related charges. At December 31, 2004 all of the cash charges had been paid and there were no remaining reserves.

Consolidation of Koppers China. In 1999 the Company entered into a joint venture agreement with TISCO to rehabilitate and operate a tar distillation facility in China. Koppers China is 60% owned by Koppers and began production of coal tar products in 2001. Contributions of cash, engineering services and acquisition costs for the joint venture total $10.5 million as of December 31, 2004. In June 2001, the Company entered into an agreement with TISCO whereby TISCO assumed control of Koppers China through December 31, 2003. The Company chose to delay development of the carbon pitch export market due to the restructuring of the North American aluminum smelting capacity. In the interim, TISCO assumed responsibility for the joint venture to develop the domestic Chinese market. During this period, TISCO bore all responsibility for the operations and management of the facility, as well as the net income or loss, except for the Company’s pro rata share of depreciation, amortization and income taxes of the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China.

On January 1, 2004, the Company resumed control of Koppers China, which resulted in the consolidation of Koppers China in its financial statements beginning in the first quarter of 2004. For the year ended December 31, 2004 sales and net income for Koppers China were $25.5 million and $2.7 million, respectively. The Company anticipates that the profitability of Koppers China will be negatively impacted by the slowing of the Chinese economy and lower selling prices for certain products in the near term.

Interest Rate Swap. In January 2004 the Company entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the year ended December 31, 2004 was to lower interest expense by approximately $1.3 million. The fair value of the swap agreement at December 31, 2004 was a liability of $0.9 million.

Stock Redemptions. For the year ended December 31, 2004, stock redemptions for terminated management investors, including retirees, totaled $1.3 million. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from the Management Investors at the Company’s option after the effective date of the amendment. See “Certain Relationships and Related Party Transactions—Stockholders’ Agreement.”

Impact of Deferred Taxes. Based on the Company’s earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on its consolidated balance sheet at December 31, 2004 are realizable.

Foreign Operations and Foreign Currency Transactions. The Company is subject to foreign currency translation fluctuations due to its foreign operations. Exchange rate fluctuations for fiscal years 2004, 2003 and 2002 resulted in increases to comprehensive income of $5.6 million, $22.6 million, and $9.7 million, respectively. Koppers economically hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period. Therefore, at December 31, 2004 and 2003 there were no deferred gains or losses on hedging of foreign currencies. The fair value of derivatives at December 31, 2004 and 2003 was $0.1 million and $0.3 million, respectively, and is included in Other Current Assets and Other Current Liabilities. For the years ended December 31, 2004, 2003 and 2002, $0.0 million, $0.2 million and $0.0 million, respectively, of losses on forward exchange contracts are included in cost of sales. Realized foreign exchange gains for the years ended December 31, 2004, 2003 and 2002 amounted to $0.4 million, $0.3 million and $0.1 million, respectively.

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

Schedule of Certain Contractual Obligations

The following table details the Company’s projected payments for the Company’s significant contractual obligations as of December 31, 2004. The table is based upon available information and certain assumptions the Company believes are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Long Term Debt	$385.8	$23.1	$33.7	—	$329.0
Operating Leases	94.3	23.5	35.3	22.2	13.3
Environmental Fines	1.5	1.5	—	—	—
Beazer indemnity extension	5.0	2.0	2.0	1.0	—
Interest on Debt	288.3	35.0	67.0	64.3	122.0
Pension Funding (1)	45.7	11.1	20.9	13.7	—
Purchase Commitments (2)	536.1	124.1	227.7	134.9	49.4
Stock Liability (3)	0.8	0.4	0.4	—	—

Total Contractual Cash Obligations	$1,357.5	$220.7	$387.0	$236.1	$513.7

(1)	Based on projected global contribution requirement for 2005, and projected U.S. contributions only for years beyond 2005.

(2)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result the Company generally expects to be able to hedge the purchases with sales at those future prices.

(3)	Represents commitments to purchase common stock at December 31, 2004. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from the Management Investors at the Company’s option, after the effective date of the amendment.

Schedule of Certain Other Commercial Commitments

The following table details the Company’s projected payments for other significant commercial commitments as of December 31, 2004. The table is based upon available information and certain assumptions the Company believes are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Lines of Credit (Unused)	$36.9	$31.4	$—	$—	$5.5
Standby Letters of Credit	18.9	18.9	—	—	—

Total Other Commercial Commitments	$55.8	$50.3	$—	$—	$5.5

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities, and the disclosure of contingent liabilities. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. The Company’s estimates are based on the relevant information available at the end of each period.

Long-Lived Assets. The Company’s management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, based on a number of factors including operating results, projected future cash flows and business plans. The Company records long-lived assets at the lower of cost or fair value, with fair value based on assumptions concerning the amount and timing of estimated future cash flows. Since judgment is involved in determining the fair value of fixed assets, there is a risk that the carrying value of the Company’s long-lived assets may be overstated.

Goodwill. Effective January 1, 2002, Koppers adopted SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but is assessed for impairment at least on an annual basis. In making this assessment, management relies on various factors, including operating results, estimated future cash flows, and business plans. There are inherent uncertainties related to these factors and in management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill impairment analyses, there is risk that the carrying value of goodwill is overstated.

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

Revenue Recognition. The Company recognizes revenue from product sales at the time of shipment or when title passes to the customer. The Company recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title, which occurs upon delivery to the Company’s plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided.

Inventories. In the United States, Carbon Materials & Chemicals (excluding furnace coke) and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first in, first-out basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. Last-in, first-out inventories constituted approximately 59% and 55% of the first-in, first-out inventory value at December 31, 2004 and 2003, respectively.

Accrued Insurance. The Company is insured for property, casualty and workers’ compensation insurance up to various stop loss amounts after meeting required retention levels. Losses are accrued based upon estimates of the liability for the related retentions for claims incurred using certain actuarial assumptions followed in the insurance industry and based on the Company’s experience. In the event the Company incurs a significant number of losses beyond the coverage retention limits, additional expense beyond the actuarial projections would be required.

Pension and Postretirement Benefits. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided far into the future and allocating that cost over the time period each employee works. This calculation requires extensive use of assumptions regarding inflation, investment returns, mortality, medical costs, employee turnover and discount rates. In determining the expected return on plan assets assumptions, the Company evaluates long-term actual return information, the mix of investments that comprise plan assets and estimates of future investment returns. In selecting rates for current and long-term health care assumptions, the Company takes into consideration a number of factors including its actual health care cost increases, the design of the Company’s benefit programs, the characteristics of its active and retiree populations and expectations of inflation rates. Since these items require management’s judgment, the related liabilities currently recorded by the Company could be lower or higher than amounts ultimately required to be paid.

Accounts Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In circumstances where Koppers becomes aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due. If the financial conditions of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Environmental Liabilities. The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety, including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. Koppers expects to incur substantial costs for ongoing compliance with such laws and regulations. The Company may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2004 and 2003 were approximately $4.7 million and $7.5 million, respectively, which include provisions primarily for fines and soil remediation.

Legal Matters. The Company records liabilities related to legal matters when an adverse outcome is probable and reasonably estimable. To the extent the Company anticipates favorable outcomes to these matters which ultimately result in adverse outcomes, Koppers could incur material adverse impacts on earnings and cash flows. Since such matters require significant judgments on the part of management, the recorded liabilities could be lower than what is ultimately required.

Asset Retirement Obligations. The Company measures asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from management’s estimates, the Company could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues.

Deferred Tax Assets. At December 31, 2004, the Company’s balance sheet includes $59.6 million of deferred tax assets. The Company has determined that no reserve is required for these deferred tax assets, based on future earnings projections. To the extent that Koppers encounters unexpected difficulties in market conditions, adverse changes in regulations affecting its businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and Koppers may be required to record a valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

Recently Issued Accounting Guidance

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company is required to adopt the new standard in the fiscal year beginning after June 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 151 on its financial statements.

American Jobs Creation Act of 2004. In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. The FASB issued FASB Staff Position 109-1 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, and FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is evaluating the consequences of repatriating up to $3 million with a related range of income tax effects that cannot be reasonably estimated as of the time of issuance of these financial statements. The Company expects to complete its review by December 31, 2005, and will recognize the income tax effect, if any, in the period when a decision whether to repatriate is made.

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The Company has determined that the benefits provided under its plans are not actuarially equivalent to Medicare Part D. Therefore, the Act has been determined to have no impact on the net periodic postretirement benefit cost included in the financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The standard is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company has adopted SFAS No. 132 by adding the required disclosures.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that the Company is required to purchase shares of common stock, the adoption of Statement No. 150 required the Company to classify common stock subject to redemption as a liability as of January 1, 2004. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

Prior to February 27, 2004 the Company’s stockholders’ agreement required the Company to redeem shares of common stock owned by officers, directors, and the Company’s current and former employees upon a Management Investor’s ceasing for any reason to be employed by the Company. On February 27, 2004 the stockholders’ agreement was amended to make the redemption of common stock from such Management Investors at the Company’s option.

The initial adoption of Statement No. 150 resulted in the recognition of a liability in the amount of $13.2 million for shares with a mandatory redemption requirement. At December 31, 2004 after giving effect to the amendment to the stockholders’ agreement as noted above, the remaining liability was $0.8 million based on prior commitments to redeem shares. Due to the amendment, $11.2 million was reclassified to capital in excess of par value to reflect the elimination of the mandatory redemption requirement.

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

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for subleases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company’s adoption of Statement No. 145 resulted in charges of $12.2 million during 2003 to income from continuing operations for costs related to extinguishment of debt rather than as an extraordinary item.

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of the Company’s operating locations under which the former owners retained or assumed and agreed to indemnify Koppers against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company’s formation on December 28, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify Koppers against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by us) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers with regard to certain environmental and other liabilities and imposes certain conditions on the Company before receiving such indemnification, including certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, the Company entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, the Company will pay Beazer East four installments over three years totaling $7 million and share toxic tort litigation costs arising from any sites acquired from Beazer East. The first payment of $2 million was made in July 2004.

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites owned and operated by Koppers in the United States, as well as one former site, are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). The sites include the Company’s Gainesville, Florida wood treating facility; the Company’s Galesburg, Illinois wood treating facility; the Company’s Florence, South Carolina wood treating facility; and the Company’s former Feather River, California wood treating facility. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the Resource Conservation and Recovery Act (“RCRA”)-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted thereat.

To date, the parties that retained, assumed or agreed to indemnify Koppers against the liabilities referred to above have performed their obligations in all material respects. The Company believes that for the last three years amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $11.6 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and Koppers is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on its business, financial condition, cash flows and results of operations. In addition, if Koppers were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of the Company’s total liabilities could exceed the book value of its assets by an additional amount that could be significant.

Also, contamination has been detected at certain of the Company’s Australian facilities. These sites include the tar distillation facility in Mayfield, NSW, Australia and the wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. The Company’s reserves include $1 million for the estimated remediation costs at these sites.

Grenada. Koppers, together with various co-defendants (including Beazer East), has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of Grenada. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in the state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, which include a total of approximately 115 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. In the federal case action referred to as the Beck case, there are a total of approximately 110 plaintiffs. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts. In the federal case action referred to as the Ellis case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on its experience in defending previous toxic tort cases (including the Company’s victory in similar litigation involving Green Spring and its recent dismissal without prejudice from similar litigation involving Somerville, as noted below), the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. Discovery in the federal court cases has also been stayed. However, discovery with respect to 12 plaintiffs is proceeding in the Beck federal case. The trials of the 12 Beck plaintiffs are currently scheduled to commence in October 2005. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on its business, financial condition, cash flows and results of operations.

Somerville. Koppers, along with Burlington Northern and Santa Fe Rail Way Company and Solvents and Chemicals, Inc., was named in a total of 11 toxic tort lawsuits by a total of approximately 30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be residents of Somerville, Texas. The Complaints alleged that plaintiffs suffered personal injuries resulting from exposure to chemicals used at Somerville. The plaintiffs sought actual damages and punitive damages in an unspecified amount from the defendants. Koppers has been voluntarily dismissed without prejudice by the plaintiffs from all of the Somerville lawsuits. The lawsuits are proceeding against the remaining defendants.

Other Environmental Matters

In October 1996, Koppers received a Clean Water Act information request from the U.S. Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. Koppers subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments. The first two payments, totaling $1 million each, were made in April 2004 and 2003, respectively.

Additionally, during an investigation the Company initiated at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against Koppers by EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment by Koppers of a $2.1 million fine payable to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between Koppers and EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. The final payment of $1.0 million was completed in January 2005. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for its suspension or debarment from governmental contracts.

Other Business Matters

There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. However, in 2000, the Company’s largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. No commercial development of this technology has occurred since this announcement. Although management does not believe that this alternative technology will be developed and used widely within the next five years, the potential development and implementation of this new technology could seriously impair the Company’s ability to profitably market carbon pitch and related co-products. Approximately 75% of the Company’s carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to four years.

Global restructuring in the electrode and aluminum markets has resulted in reduced volumes of carbon pitch in domestic markets. As a result, during 2003 the Company ceased production at its carbon materials facility in Woodward, Alabama and also determined that the Company’s port facility in Portland, Oregon was an impaired facility. Restructuring and impairment charges of $7.2 million and related charges of $4.9 million were recorded to pre-tax income in the fourth quarter of 2003 for the Carbon Materials and Chemicals segment.

Over the last several years, utility pole demand has dropped as utilities in the United States and Australia have reduced spending due to competitive pressures arising from excess capacity and deregulation. It is expected that excess capacity and deregulation will continue to negatively affect pole markets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like other global companies, Koppers is exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The objective of the Company’s financial risk management is to minimize the negative impact of interest rate and foreign exchange rate fluctuations on the Company’s earnings, cash flows and equity.

To manage the interest rate risks, the Company uses a combination of fixed and variable rate debt. This reduces the impact of short-term fluctuations in interest rates. The Company uses forward exchange contracts to hedge firm commitments up to twelve months. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period.

As required by the Securities and Exchange Commission (“SEC”) rules, the following analyses present the sensitivity of the market value, earnings and cash flows of the Company’s financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2004 and 2003. The range of changes chosen for these analyses reflects the Company’s view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact the Company’s business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis. The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s debt obligations. As described in Note 3 of the Company’s Notes to Consolidated Financial Statements, the Company has both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs. In January 2004, the Company also entered into an interest rate swap arrangement with respect to $50 million of the $320 million 9 7/8% Senior Secured Notes due 2013. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”)

At December 31, 2004, Koppers had $273.8 million of fixed rate debt and $112.0 million of variable rate debt (after consideration of the swap arrangement described above). At December 31, 2003 Koppers had $323.8 million of fixed rate debt and $16.9 million of variable rate debt. The Company’s ratio of variable rate debt at December 31, 2004, including the $50 million interest rate swap referred to above, was approximately 29%, reflecting an increase in the ratio from 20% in the previous period. These ratios are low from a historical perspective, reflecting a change in strategy as a result of refinancing the Company’s debt structure during 2003 to take advantage of the favorable climate in the corporate bond markets and to provide a long-term debt structure to help facilitate the Company’s long-term cash requirements. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2004 and 2003 would have increased the unrealized fair market value of the fixed rate debt by approximately $19.4 million for each period. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $0.6 million, holding other variables constant.

Exchange Rate Sensitivity Analysis. The Company’s exchange rate exposures result primarily from the Company’s investment and ongoing operations in Australia, Denmark and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on the Company’s earnings, based on actual earnings from foreign operations for the years ended December 31, 2004 and 2003, would be reductions of approximately $1.6 million and $1.5 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 38 and are listed in Item 15 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

The following table sets forth the names and ages of the Company’s executive officers and directors as of March 15, 2005 and the positions that they hold. Directors hold their positions until the annual meeting of the stockholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the Board of Directors or until their respective successors are elected and qualified.

Name	Age	Position with Koppers Inc.
Robert Cizik	73	Non-Executive Chairman and Director
Walter W. Turner	58	President and Chief Executive Officer and Director
Clayton A. Sweeney	73	Director
Christian L. Oberbeck	45	Director
David M. Hillenbrand	57	Director
Brian H. McCurrie	44	Vice President and Chief Financial Officer
Steven R. Lacy	49	Senior Vice President, Administration, General Counsel and Secretary
Thomas D. Loadman	50	Vice President and General Manager, Railroad Products & Services Division
Kevin J. Fitzgerald	52	Vice President and General Manager, Carbon Materials & Chemicals Division
Ernest S. Bryon	59	Vice President, Australasian Operations and Managing Director, Koppers Australia Pty. Limited
David Whittle	63	Vice President, European Operations
David T. Bryce	56	Vice President and General Manager, Utility Poles & Piling Products
Mark R. McCormack	45	Vice President and General Manager, Global Marketing, Sales and Development Group
Robert H. Wombles	53	Vice President, Technology
M. Claire Schaming	51	Treasurer and Assistant Secretary

Mr. Cizik was elected Non-Executive Chairman in July 1999. He has been a director of Koppers since January 1999. Mr. Cizik retired from Cooper Industries, Inc. where he served as President, Chief Executive Officer and Chairman of the Board from 1973 to 1996. Since June 2004 Mr. Cizik has been Non-Executive Chairman of Advanced Lighting Technologies, Inc.

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

Mr. Sweeney has been a director since January 1989. Mr. Sweeney has been counsel to Schnader Harrison Segal & Lewis LLP since 2000. Mr. Sweeney was the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C. from 1998 to 2000. Mr. Sweeney was a shareholder and Director of Dickie, McCamey & Chilcote, P.C. from 1987 to 1998 and served as Managing Director from 1988 to September 1993.

Mr. Oberbeck has been a director since October 1997. Mr. Oberbeck is one of the founders of Saratoga Partners where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that time Mr. Oberbeck was a Managing Director of Warburg Dillon Read Inc. and its predecessor entity Dillon, Read & Co. Inc. where he was responsible for the management of the Saratoga funds. Mr. Oberbeck is also a director of Advanced Lighting Technologies, Inc., Data Return, LLC, EUR Systems, Inc., NAT, Inc. and Wireless Services Holding Corporation.

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

Mr. Lacy was elected Senior Vice President, Administration, General Counsel and Secretary in January 2004. Mr. Lacy had previously been elected Vice President, Law and Human Resources and Secretary in July 2002 and Vice President, General Counsel and Corporate Secretary in July 2001. Mr. Lacy worked in the corporate legal department for Wheeling-Pittsburgh Steel Corporation from July 1998 through June 2001, most recently as Vice President, General Counsel and Secretary.

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

Mr. Bryon was elected Vice President, Australasian Operations in October 1998. Mr. Bryon served as General Manager of Koppers Carbon & Chemicals Pty Ltd (a subsidiary of Koppers Australia Pty Ltd. and previously known as Koppers Coal Tar Products Pty Ltd) since 1993.

Dr. Whittle was elected Vice President, European Operations in May 2000. Prior to May 2000, Dr. Whittle served as Managing Director of the United Kingdom operations of Tarconord since the acquisition of Bitmac, Ltd. by Tarconord in 1996. From 1986 until 1996, Dr. Whittle was Managing Director and Chief Executive Officer of Bitmac Ltd. Dr. Whittle is active in industry associations and has served as president of the International Tar Association and Lincolnshire Iron & Steel Institute. Dr. Whittle is currently Vice President of the CEFIC Coal Tar Sector Group.

Mr. Bryce was elected Vice President and General Manager, Utility Poles & Piling Products, in February 2002. Prior to joining Koppers, Mr. Bryce worked for Atlantic Wood Industries and is a past Chairman of the American Wood Preservers Institute and the Southern Pressure Treaters Association.

Mr. McCormack was elected Vice President and General Manager, Global Marketing, Sales and Development Group, Carbon Materials & Chemicals, in February 2002. Mr. McCormack had been Vice President, Marketing and Corporate Development for Koppers Europe ApS since January 2001 and General Manager of Carbon Materials & Chemicals for Koppers Australia Pty Ltd. since 1998.

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

Code of Ethics. The Company has a code of ethics applicable to certain senior officers. The Company’s code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth information concerning the compensation for services in all capacities to the Company, including options and stock appreciation rights (“SARS”), for the years ended December 31, 2004, 2003 and 2002, of those persons who were at December 31, 2004 the current Chief Executive Officer and each of the other four most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus in 2004 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
(a)	(b)	(c)	(d)	(g)		(i)
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/SARS (#)	Restricted Stock (1)	All Other Compensation (2)
Walter W. Turner President and Chief Executive Officer	2004 2003 2002	$440,000 400,000 381,250	$440,000 344,000 175,000	— — 15,000	$525,600 — —	$160,521 111,268 133,259

Steven R. Lacy Senior Vice President, Administration, General Counsel and Secretary	2004 2003 2002	272,640 250,020 237,315	190,000 157,000 82,500	— — 10,000	262,800 — —	101,804 71,798 73,600

Brian H. McCurrie (3) Vice President and Chief Financial Officer	2004 2003	228,000 74,728	200,000 25,000	— —	262,800 —	85,090 —

David Whittle (4) Vice President, European Operations, Koppers Europe ApS	2004 2003 2002	271,294 235,289 209,880	173,405 127,073 145,890	— — —	— — —	36,682 36,621 22,264

Kevin J. Fitzgerald Vice President and General Manager, Carbon Materials & Chemicals Division	2004 2003 2002	212,400 200,400 190,500	122,560 88,000 40,706	— — 3,000	262,800 — —	80,669 58,739 69,527

(1)	Amounts set forth in the restricted stock award column represent the grant-date value of time-based restricted stock that was granted to Mr. Turner, Mr. Lacy, Mr. McCurrie, and Mr. Fitzgerald in August 2004. The vesting schedule for these shares, which were converted to shares of the Company’s parent, KI Holdings Inc. in November 2004, is 20% in August 2004 and 20% each August thereafter. Non-vested restricted stock does not have voting rights nor is it entitled to receive dividends. The total number of restricted shares granted to the Named Executive Officers is as follows: Mr. Turner, 40,000 shares; Mr. Lacy, 20,000 shares; Mr. McCurrie, 20,000 shares; and Mr. Fitzgerald, 20,000 shares.

(2)	With the exception of Dr. Whittle, all other compensation consists of regular and supplemental matches to the Company’s 401(k) plan and earned credit for the Company’s Supplemental Executive Retirement Plan (“SERP”). For Mr. Turner, 401(k) matches for 2004, 2003 and 2002 were $6,150, $6,000 and $6,000, respectively, and SERP credits for 2004, 2003 and 2002 were $154,371, $105,268 and $127,259, respectively. For Mr. Lacy, 401(k) matches for 2004, 2003 and 2002 were $6,150, $6,000 and $6,000, respectively, and SERP credits for 2003, 2002 and 2001 were $96,654, $65,798 and $67,600, respectively. For Mr. McCurrie, 401(k) match for 2004 was $6,150 and SERP credits for 2004 were $78,940. For Mr. Fitzgerald, 401(k) matches for 2004, 2003 and 2002 were $6,150, $6,000 and $6,000, respectively, and SERP credits for 2004, 2003 and 2002 were $74,519, $52,739 and $63,527, respectively. All other compensation for Dr. Whittle consists of automobile allowances.

(3)	Represents approximately two and one-half months of salary for Mr. McCurrie for 2003.

(4)	For 2004, Dr. Whittle’s bonus includes $33,333 that represents the vested portion of a $100,000 bonus he received in lieu of restricted stock. The remaining $66,667 vests in two additional equal installments over the next two years.

Stock Options

There were no grants of SARs or stock options during 2004.

Option Exercises and Fiscal Year-End Values

In November 2004, all of the Company’s outstanding stock and stock options were converted on a one-for-one basis for shares and options of the Company’s recently formed parent, KI Holdings Inc. As a result, at December 31, 2004 there were no remaining outstanding stock options for the Company. There were no Koppers Inc. options exercised by any Named Executive Officers during 2004, and no SARS were granted to any of the Named Executive Officers and none of the Named Executive Officers held any unexercised SARS at the end of the fiscal year.

Benefit Plans

Pension Plan. All the Company’s executive officers located in the U.S. are covered by the Retirement Plan of Koppers Inc. and Subsidiaries for Salaried Employees (the “Salaried Plan”). Prior to June 1, 2004, annual retirement benefits were computed at the rate of 1.2% of Terminal Salary (the “Normal Pension”) not in excess of $16,000, plus 1.6% of Terminal Salary in excess of $16,000, all multiplied by years of Credited Service (as defined below). Terminal Salary was determined based on the average annual salary (defined as salary plus 50% of any incentive payments) for the five highest consecutive years of the last ten years of credited service, or during all years of such credited service if less than five. Credited Service includes all accumulated service after January 1, 1989 as a salaried employee except for any period of layoff or leave of absence. In 1998, the Company amended the Salaried Plan to provide a minimum pension equal to 1.2% of Terminal Salary multiplied by years of Credited Service up to 35 years reduced by any pension benefit paid by the pension plan of the former Koppers Company, Inc., now known as Beazer East, Inc. (“Old Koppers” for the period prior to December 29, 1988) (the “Minimum Pension”). For purposes of the Minimum Pension calculations, Terminal Salary was determined based on the average annual salary (defined as salary plus 75% of any incentive payments) for the five highest consecutive years of the last ten years of Credited Service, or during all years of Credited Service if less than five. Prior to June 1, 2004, the annual retirement benefit for executive officers was computed based on the higher of the Normal Pension and the Minimum Pension.

The following table contains approximate retirement benefits for Credited Service before June 1, 2004 payable under the Salaried Plan, assuming retirement at age 65, payments made on the straight-life annuity basis and no election of a co-annuitant option.

Estimated Annual Retirement Benefit Under the Salaried Retirement Plan for Pre-June 1, 2004

Credited Service

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

Effective June 1, 2004 the Company further amended the Salaried Plan. For Credited Service as of May 31, 2004, benefits were frozen under the prior formulas. For Credited Service after May 31, 2004, annual retirement benefits are computed at the rate of 1.0% of Terminal Salary multiplied by years of Credited Service after May 31, 2004. Effective June 1, 2004 the Company also amended the definition of Terminal Salary to mean the average annual salary (defined as salary plus 100% of any incentive payments) for the five highest consecutive years of the last ten years of Credited Service or during all years of Credited Service if less than five.

The following table contains approximate retirement benefits for Credited Service after May 31, 2004 payable under the Salaried Plan, assuming retirement at age 65, payments made on the straight-life annuity basis and no election of a co-annuitant option.

Estimated Annual Retirement Benefit Under the Salaried Retirement Plan for Post-May 31, 2004 Credited Service

Terminal Salary	Years of Credited Service at Retirement
	5	10	15	20	25	30
$100,000	$5,000	$10,000	$15,000	$20,000	$25,000	$30,000
150,000	7,500	15,000	22,500	30,000	37,500	45,000
200,000	10,000	20,000	30,000	40,000	50,000	60,000
250,000	12,500	25,000	37,500	50,000	62,500	75,000
300,000	15,000	30,000	45,000	60,000	75,000	90,000
350,000	17,500	35,000	52,500	70,000	87,500	105,000
400,000	20,000	40,000	60,000	80,000	100,000	120,000
450,000	22,500	45,000	67,500	90,000	112,500	135,000

The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 2004 for each participating Named Executive Officer: Walter W. Turner, $518,392 and 16 years of service; Steven R. Lacy, $289,787 and four years of service; Brian H. McCurrie, $270,000 and one year of service; and Kevin J. Fitzgerald, $227,449 and 16 years of service.

Effective December 1, 1997, the Board of Directors established a Supplemental Executive Retirement Plan for each participating Named Executive Officer and all the Company’s other participating elected officers. The SERP will pay an annual benefit equal to 2% of final pay multiplied by years of service up to 35 years, reduced by the sum of: i) pension benefits received under the Salaried Plan; ii) pension benefits received from Old Koppers; iii) one half of any Social Security benefits; and iv) the value of the Company’s paid common stock in the individual’s 401(k) Employee Savings Plan account.

Employment Agreements

Employment Agreement with Brian H. McCurrie. The Company entered into an employment agreement with Mr. McCurrie in October 2003 that contains the terms of Mr. McCurrie’s employment with Koppers. The employment agreement provides that Mr. McCurrie will serve as Vice President and Chief Financial Officer for Koppers Inc. at a beginning annual salary of $225,000, subject to annual adjustments. The employment agreement provides for a signing bonus of $50,000 and participation in the Company’s corporate senior management incentive pool with an annual incentive target of 55% of base salary, and provides for a stock option grant to purchase a total of 7,500 shares of the Company’s common stock. The employment agreement also provides for participation in all the Company’s benefits plans. The agreement provides that in the event of termination by the Company other than for cause, Mr. McCurrie shall be entitled to severance payments for a minimum of one year and a maximum of two years, based on the years of service to the Company prior to termination. In the event Mr. McCurrie is terminated due to a change of control, the employment agreement provides for a lump sum severance payment equal to the value of certain payments he is entitled to receive in the event of a change of control. The term of the agreement began October 13, 2003 and continues in effect until October 12, 2005, and each October 12th thereafter, the term is automatically extended for one additional year unless, at least one hundred eighty days prior to such renewal the Company or Mr. McCurrie shall have given notice to the other party that such party does not wish to extend such term; however, if a change of control shall have occurred during the original or extended term, the term shall continue for period of not less than twenty-four months following the month in which such change of control occurred.

Employment Agreement with Steven R. Lacy. The Company entered into an employment agreement with Mr. Lacy in April 2002 that contains the terms of Mr. Lacy’s employment with Koppers. The employment agreement provides that Mr. Lacy will serve as Vice President, General Counsel and Corporate Secretary. The term of the agreement commenced on April 5, 2002 and continues until April 4, 2004; thereafter, on April 4 of each year the term is automatically extended for one additional year unless notice is given 180 days in advance by the Company or Mr. Lacy that such party does not wish to extend the term. Neither Mr. Lacy nor the Company provided timely notice of termination 180 days in advance of April 4, 2004. Therefore, Mr. Lacy’s agreement has been automatically extended until at least April 4, 2005. Likewise, neither Mr. Lacy nor the Company provided timely notice of termination 180 days in advance of April 4, 2005. Therefore, on April 4, 2005, Mr. Lacy’s agreement will be automatically extended until at least April 4, 2006. The employment agreement provides that Mr. Lacy will receive a base salary at an annual rate of no less than $250,000, and that such base salary will be subject to periodic review by the Chief Executive Officer. The employment agreement provides for participation in the Company’s corporate senior management incentive pool with an annual incentive target of 40% of base salary, and provides for a stock option grant to purchase a total of 7,500 shares of the Company’s common stock. The employment agreement also provides for participation in all the Company’s benefits plans. In the event of termination by the Company other than for cause, Mr. Lacy is entitled to receive the following payments: i) 104 weeks of salary and benefits continuation; ii) an additional number of weeks of salary and benefits continuation equal to the number of full years of service with the Company; iii) a lump sum severance payment equal to one-half of the sum of the amounts awarded to him under the applicable incentive plan and bonus plans in respect of each of the two calendar years preceding that in which occurs the date of termination; and iv) a lump sum severance payment equal to the value of certain payments he is entitled to receive in the event of a change of control, whether or not a change of control occurs.

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

Director Compensation

Koppers does not pay compensation to Directors who are also employees. In 2004, each Director who is not an employee was paid a retainer fee of $40,000 per year plus $5,000 for each Board Committee chaired ($10,000 for the Audit Committee), except the Saratoga Director is paid under the advisory services agreement between Koppers and Saratoga in lieu of Director’s fees. See “Certain Relationships and Related Transactions.”

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

In November 2004, all of the common and preferred stock of Koppers Inc. was converted on a one-for-one basis for shares of common and preferred stock of KI Holdings Inc., the parent of Koppers Inc., which was incorporated in November 2004. KI Holdings owns 100% of the stock of Koppers Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with Legal Counsel

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2004 and 2003. Clayton A. Sweeney, a shareholder and director, is also counsel to Schnader Harrison Segal & Lewis LLP. During 2004 and 2003, Koppers paid a total of $0.2 million and $0.3 million, respectively, in legal fees to this firm. Additionally, in 2003 and 2002 Koppers redeemed from Mr. Sweeney 25,116 shares at $29.00 per share and 23,913 shares at $28.00 per share, respectively. The prices at which Koppers redeemed shares of common stock from Mr. Sweeney in 2003 and 2002 were based on the fair value of such stock upon the respective redemption dates. The Board of Directors (with Mr. Sweeney abstaining) determined the fair value of the stock based on annual valuations performed by a third party valuation firm. Beginning with the year 2002, the fair value was reduced dollar-for-dollar by the amount of any dividends paid between valuation periods.

Consulting Agreements

Consulting Agreement with Robert Cizik. Koppers entered into a consulting agreement with Robert Cizik in 1999 in which it pays a fee of $12,500 per month to Mr. Cizik for consulting services. The agreement also includes a provision which allowed Mr. Cizik to purchase 20,000 shares of common stock for $17.00 per share, which purchase was made in October 1999 when the fair value per share was $17.25. Additionally, the agreement provides for a $0.6 million interest-free loan from Koppers for the purchase of 35,294 shares of restricted common stock at a price of $17.00 per share. Mr. Cizik purchased these shares in October 1999 by signing a promissory note to Koppers for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by Mr. Cizik’s personal assets, is due in 2009, or immediately in the event Mr. Cizik is no longer Non-Executive Chairman of the Company’s Board of Directors. The shares were initially restricted, with a vesting period of five years; at December 31, 2003, all the shares were vested. Mr. Cizik has the right to require the Company to redeem the 35,294 shares at any time at the lower of his cost or current fair market value; however, the disposition or transfer of the shares requires the related loan to be repaid immediately.

Advisory Services Agreement with Saratoga Partners III, L.P. Koppers has an advisory and consulting agreement with Saratoga Partners III, L.P. pursuant to which Koppers pays a management fee of $150,000 per quarter to Saratoga Partners III, L.P. in lieu of Director’s fees to Mr. Oberbeck. In addition, Saratoga Partners III, L.P. may provide Koppers with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by Koppers or its subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as Koppers’ Board of Directors and Saratoga Partners III, L.P. shall agree. For such services, Koppers will pay Saratoga Partners III, L.P. a compensation comparable to compensation paid for such services by similarly situated companies. During 2003 Koppers paid Saratoga $1.6 million related to advisory services related to refinancing activities.

Mr. Oberbeck has served as a director of Koppers since October 1997. Mr. Oberbeck is one of the founders of Saratoga Partners III, L.P., where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that time, Mr. Oberbeck was a Managing Director of Warburg Dillon Read Inc. and its predecessor entity Dillon, Read & Co. Inc. from 1995 to September 1998, where he was responsible for the management of the Saratoga Funds, and Managing Director of Castle Harlan, Inc., a corporate buyout firm, where he worked from 1987 to 1995.

Saratoga Partners III, L.P. has informed the Company that it is an independent New York based investment firm making private equity investments in partnership with management in the business services and manufacturing industries. Saratoga Partners III, L.P. was founded in 1984 as the corporate buyout group of Dillon, Read & Co. Inc. and is an experienced firm, having led buyout investments in 33 companies.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for Koppers by Ernst & Young LLP as of or for the fiscal years ended December 31, 2004 and 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of Koppers’ annual financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year 2004	Fiscal Year 2003
	(thousands)	(thousands)
Audit Fees	$800	$853
Audit-Related Fees	207	54
Tax Fees	295	322

Total	$1,312	$1,229

Audit fees for the fiscal years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Koppers’ Quarterly Reports on Form 10-Q, consents, comfort letters, international filings and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended December 31, 2004 and 2003 were for assurance and related services associated with employee benefit plan audits and assistance with technical accounting matters.

Tax Fees as of the fiscal years ended December 31, 2004 and 2003 were for services related to tax compliance, human resources tax advisory services, international tax advisory services and tax planning.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company’s Audit Committee has adopted a practice of pre-approving all audit, audit-related, tax and other permissible non-audit services that may be provided by the independent auditors. The Chief Financial Officer provides a list of proposed services to the Audit Committee, monitors the services and fees pre-approved by the Audit Committee, and provides periodic reports to the Audit Committee with respect to pre-approved services.

The Audit Committee annually pre-approves the audit fees and terms of the engagement, as set forth in the engagement letter. This approval includes approval of a specified list of audit, audit-related and tax services. Any service not included in the specified list of services must be submitted to the Audit Committee for pre-approval. All services may not extend for more than one year, unless the Audit Committee specifically provides for a different period. The independent auditor may not begin work on any engagement without confirmation of Audit Committee pre-approval from the Chief Financial Officer or his delegate.

The Chairman of the Audit Committee has been delegated the authority by the Audit Committee to pre-approve proposed services by the independent auditors when the entire Audit Committee is unable to do so. The Chairman must report all such pre-approvals to the Audit Committee at the next Audit Committee meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following financial statements of Koppers Inc. are included in Item 8:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Koppers Inc.
Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002	39
Report of Registered Public Accounting Firm	40
Consolidated Statement of Operations for the Years Ended December 31, 2004, 2003 and 2002	41
Consolidated Balance Sheet at December 31, 2004 and 2003	43
Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	43
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	44
Notes to Consolidated Financial Statements	46

2. Schedules for the Years Ended December 31, 2004, 2003 and 2002
Schedule II—Valuation and Qualifying Accounts	83

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. See Exhibit Index on page 80 hereof

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Koppers Inc.

We have audited the accompanying consolidated balance sheets of Koppers Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 4, 2005

Koppers Inc.

Consolidated Statement of Operations

(In millions)

	Years Ended December 31,
	2004	2003	2002
Net sales	$952.5	$842.9	$776.5
Operating expenses:
Cost of sales	798.4	726.0	659.5
Depreciation and amortization	32.9	33.7	28.7
Selling, general and administrative	56.4	55.6	44.0
Restructuring and impairment charges	—	8.5	—

Total operating expenses	887.7	823.8	732.2
Operating profit	64.8	19.1	44.3
Equity in earnings of affiliates	0.3	(0.1)	—
Other income	—	0.1	9.8

Income before interest expense, income tax provision and minority interest	65.1	19.1	54.1
Interest expense	36.4	37.7	22.9

Income (loss) before income tax provision and minority interest	28.7	(18.6)	31.2
Income tax provision (benefit)	14.0	(1.3)	13.8
Minority interest	3.4	1.7	0.9

Income (loss) before cumulative effect of accounting change	$11.3	$(19.0)	$16.5
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	—	(18.1)	—

Net income (loss)	$11.3	$(37.1)	$16.5

See accompanying notes.

Koppers Inc.

Consolidated Balance Sheet

(In millions)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$14.8	$9.6
Accounts receivable less allowance for doubtful accounts of $0.9 in 2004 and $1.4 in 2003	113.0	99.6
Inventories:
Raw materials	79.9	58.1
Work in process	4.4	4.3
Finished goods	68.6	68.3
LIFO reserve	(18.4)	(13.2)

Total inventories	134.5	117.5
Deferred tax benefit	10.3	8.9
Other	7.6	8.1

Total current assets	280.2	243.7
Equity in non-consolidated investments	2.9	10.3
Fixed assets:
Land	7.2	7.2
Buildings	22.6	18.2
Machinery and equipment	482.0	450.1

	511.8	475.5
Less: accumulated depreciation	(355.1)	(324.5)

Net fixed assets	156.7	151.0
Goodwill	38.4	36.5
Deferred tax benefit	49.3	54.9
Other assets	24.2	17.6

Total assets	$551.7	$514.0

See accompanying notes.

Koppers Inc.

Consolidated Balance Sheet

(In millions except per share figures)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77.0	$63.8
Accrued liabilities	64.7	60.6
Revolving credit	20.6	—
Dividend payable	—	25.0
Current portion of term loans	2.5	8.0

Total current liabilities	164.8	157.4
Long-term debt:
Revolving credit	38.9	8.9
Term loans	3.8	3.8
Senior Secured Notes due 2013	320.0	320.0

Total long-term debt	362.7	332.7
Product warranty and insurance reserves	16.9	16.4
Accrued pension liabilities	31.7	29.4
Other long-term liabilities	37.6	47.9

Total liabilities	613.7	583.8
Commitments and contingencies-See Note 8
Minority interest	10.6	6.1
Common stock subject to redemption	—	13.2
Senior convertible preferred stock, $.01 par value; 10.0 shares authorized; 0.0 shares issued in 2004 and 2.3 shares issued in 2003	—	—
Common stock, $.01 par value: 37.0 shares authorized, 0.0 shares issued in 2004 and 3.0 shares issued in 2003	—	—
Capital in excess of par value	8.7	15.8
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained (deficit)	(76.7)	(53.7)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	13.6	8.0
Minimum pension liability, net of tax	(17.6)	(14.5)

Total accumulated other comprehensive loss	(4.0)	(6.5)
Treasury stock, at cost, 0.0 shares in 2004 and 2.1 shares in 2003	—	(44.1)

Total liabilities and stockholders’ equity	$551.7	$514.0

See accompanying notes.

Koppers Inc.

Consolidated Statement of Cash Flows

(In millions)

	Years Ended December 31,
	2004	2003	2002
Cash provided by (used in) operating activities:
Net income (loss)	$11.3	$(37.1)	$16.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.9	33.7	28.7
Bad debt expense	—	2.1	0.1
Deferred income taxes	5.8	(8.9)	6.2
Write-offs of deferred financing costs	—	6.4	—
Equity income of affiliated companies, net of dividends received	0.2	1.0	0.9
Cumulative effect of accounting changes	—	18.1	—
Restructuring and impairment	(0.6)	8.4	(3.4)
Change in reserves	(14.1)	(3.5)	(3.9)
Other	1.5	(0.3)	(0.1)
(Increase) decrease in working capital:
Accounts receivable	(8.0)	2.3	(7.0)
Inventories	(12.2)	(4.2)	7.2
Accounts payable	4.4	(10.0)	7.1
Accrued liabilities and other working capital	(2.3)	4.4	(6.3)

Net cash provided by operating activities	18.9	12.4	46.0
Cash provided by (used in) investing activities:
Capital expenditures	(21.2)	(19.3)	(19.7)
Other	0.8	0.8	1.4

Net cash used in investing activities	(20.4)	(18.5)	(18.3)
Cash provided by (used in) financing activities, net of acquisitions:
Borrowings of revolving credit	275.2	285.9	253.3
Repayments of revolving credit	(225.3)	(311.0)	(231.5)
Issuance of 9 7/8% Senior Secured Notes Due 2013	—	320.0	—
Redemption of 9 7/8% Senior Subordinated Notes Due 2007	—	(175.0)	—
Borrowings on long-term debt	—	75.0	—
Repayments on long-term debt	(8.0)	(116.7)	(30.4)
Purchases of common stock	(1.5)	(9.0)	(6.2)
Payment of deferred financing costs	(1.4)	(16.1)	—
Capital received from parent	0.6	—	—
Dividends paid	(33.4)	(48.1)	(9.8)

Net cash provided by (used in) financing activities	6.2	5.0	(24.6)
Effect of exchange rates on cash	0.5	1.2	1.2

Net increase in cash and cash equivalents	5.2	0.1	4.3
Cash and cash equivalents at beginning of year	9.6	9.5	5.2

Cash and cash equivalents at end of year	$14.8	$9.6	$9.5

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$32.8	$20.3	$22.3
Income taxes	$10.1	$8.9	$7.0

See accompanying notes.

Koppers Inc.

Consolidated Statement of Stockholders’ Equity

(In millions except per share figures)

	Convertible Preferred Stock	Voting Common Stock	Capital In Excess of Par Value	Loan Receivable From Director
Balance at December 31, 2001	—	—	12.4	(0.6)
Net income for 2002	—	—	—	—
Foreign currency translation	—	—	—	—
Minimum pension liability adjustment, net of tax of $5.1	—	—	—	—
Comprehensive income
Net change in common stock subject to redemption	—	—	—	—
Options exercised, 0.1 shares	—	—	0.5	—
Treasury stock purchases, 0.2 shares	—	—	—	—
Dividends paid ($2.85 per share)	—	—	—	—

Balance at December 31, 2002	$—	$—	$12.9	$(0.6)
Net (loss) for 2003	—	—	—	—
Foreign currency translation	—	—	—	—
Minimum pension liability adjustment, net of tax of $1.1	—	—	—	—
Comprehensive income
Net change in common stock subject to redemption	—	—	—	—
Options exercised, 0.2 shares	—	—	2.9	—
Treasury stock purchases, 0.4 shares	—	—	—	—
Dividends declared ($23.46 per share)	—	—	—	—

Balance at December 31, 2003	$—	$—	$15.8	$(0.6)
Net income for 2004	—	—		—
Foreign currency translation	—	—		—
Minimum pension liability adjustment, net of tax of $2.0	—	—		—
Comprehensive income
Net change in common stock subject to redemption	—	—	11.2	—
Options exercised, 0.0 shares	—	—	0.2	—
Treasury stock purchases, 0.1 shares	—	—	—	—
Treasury stock retired and cancelled	—	—	(19.1)	—
Capital from parent	—	—	0.6
Dividends declared ($2.86 per share)	—	—	—	—

Balance at December 31, 2004	$—	$—	$8.7	$(0.6)

See accompanying notes.

Koppers Inc.

Consolidated Statement of Stockholders’ Equity

(In millions except per share figures)

	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock
Balance at December 31, 2001	40.6	(28.4)		(25.9)
Net income for 2002	16.5	—	$16.5	—
Foreign currency translation	—	9.7	9.7	—
Minimum pension liability adjustment, net of tax of $5.1	—	(8.3)	(8.3)	—

Comprehensive income			$17.9

Net change in common stock subject to redemption	(0.8)	—		—
Options exercised, 0.1 shares	—	—		—
Treasury stock purchases, 0.2 shares	—	—		(6.7)
Dividends paid ($2.85 per share)	(9.8)	—		—

Balance at December 31, 2002	46.5	(27.0)		(32.6)
Net (loss) for 2003	(37.1)	—	$(37.1)	—
Foreign currency translation	—	22.6	22.6	—
Minimum pension liability adjustment, net of tax of $1.1	—	(2.1)	(2.1)	—

Comprehensive income			$(16.6)

Net change in common stock subject to redemption	9.9	—		—
Options exercised, 0.2 shares	—	—		—
Treasury stock purchases, 0.4 shares	—	—		(11.5)
Dividends declared ($23.46 per share)	(73.0)	—		—

Balance at December 31, 2003	$(53.7)	$(6.5)		$(44.1)

Net income for 2004	11.3	—	$11.3	—
Foreign currency translation	—	5.6	5.6	—
Minimum pension liability adjustment, net of tax of $2.0	—	(3.1)	(3.1)	—

Comprehensive income			$13.8

Net change in common stock subject to redemption	—	—		—
Options exercised, 0.0 shares	—	—		—
Treasury stock purchases, 0.1 shares	—	—		(0.9)
Treasury stock retired and cancelled	(25.9)	—		45.0
Capital from parent	—	—		—
Dividends declared ($2.86 per share)	(8.4)	—		—

Balance at December 31, 2004	$(76.7)	$(4.0)		$—

See accompanying notes.

Koppers Inc.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Business

Koppers Inc. (the “Company” or “Koppers”) is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the aluminum, railroad, specialty chemical, utility, rubber, and steel industries. The Company’s business is managed as two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

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

Impact of Foreign Exchange Rates

The effect of changes in foreign exchange rates on net income for the years ended December 31, 2004, 2003, and 2002 was increases of approximately $1.7 million, $2.4 million, and $0.8 million, respectively.

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

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Inventories

In the United States, Carbon Materials & Chemicals (excluding furnace coke) and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the U.S. are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. LIFO inventories constituted approximately 59% and 55% of the first-in, first-out (“FIFO”) inventory value at December 31, 2004 and 2003, respectively.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment or when title passes to the customer. Koppers recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title, which occurs upon delivery to the plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Shipping and handling costs are included as a component of cost of sales.

Investments

The following describes activity related to the Company’s significant equity investments as included in the consolidated statement of operations as of and for each of the years ended December 31:

KSA Limited Partnership (KSA)

The Company holds a 50% investment in KSA, a concrete crosstie operation located in Portsmouth, Ohio.

	Equity Income	Dividends Received
	(In millions)
2004	$0.3	$0.5
2003	0.5	0.9
2002	0.6	0.8

Koppers (China) Carbon & Chemical Co. Ltd. (Koppers China)

The Company holds a 60% ownership interest in Koppers China but accounted for this investment under the equity method prior to January 1, 2004 as described below.

	Equity Loss	Dividends Received
	(In millions)
2003	$(0.6)	$0.0
2002	(0.6)	0.0

In 1999 the Company entered into a joint venture agreement with Tangshan Iron & Steel Co. (“TISCO”) to rehabilitate and operate a tar distillation facility in China. The joint venture agreement also includes a tar supply contract with TISCO, which serves to ensure a long-term supply of coal tar products in the Company’s Australasian markets. The joint venture, Koppers (China) Carbon and Chemical Co., Limited (“Koppers China”) is 60% owned by the Company and began production of coal tar products in 2001. Contributions of cash, engineering services and acquisition costs for the joint venture total $10.5 million at December 31, 2004.

In June 2001 the Company entered into an agreement with TISCO whereby TISCO assumed control of Koppers China through December 31, 2003. During this period TISCO bore all responsibility for the operations and management of the facility, as well as the net income or loss, except for Koppers’ pro rata share of depreciation, amortization and income taxes for the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China. The Company chose to delay development of the carbon pitch export market due to the restructuring of the North American aluminum smelting

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

capacity. In the interim, TISCO assumed responsibility for the joint venture to develop the domestic Chinese market. TISCO has guaranteed a bank loan of Koppers China; the Company has issued a cross guarantee to TISCO in the amount of approximately $1.5 million, representing 60% of the loan amount. The equity losses for 2003 and 2002 as noted above reflect the Company’s pro rata share of depreciation, amortization and income taxes for each respective period.

Beginning January 1, 2004 the Company assumed operating control of Koppers China and therefore began to consolidate this entity in the first quarter of 2004. For the year ended December 31, 2004 the Company’s consolidated results include sales and net income of $25.5 million and $2.7 million, respectively.

Depreciation

Buildings, machinery, and equipment are recorded at purchased cost and depreciated over their estimated useful lives (5 to 20 years) using the straight-line method. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 amounted to $31.8 million, $31.6 million and $25.9 million, respectively.

Accrued Insurance

The Company is insured for property, casualty and workers’ compensation insurance up to various stop loss coverages. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. Losses accrued at December 31, 2004, 2003 and 2002 amounted to $13.3 million, $12.9 million and $12.9 million, respectively.

Disclosures About Fair Value of Financial Instruments

Cash and short-term investments: The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term debt: The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of the revolving credit facilities and term loans approximate carrying value due to the variable rate nature of these instruments. The fair value of the Senior Secured Notes (based on trading activity) at December 31, 2004 and 2003 was $364.8 million and $353.6 million, respectively.

Research and Development

Research and development costs, which are included in selling, general and administrative expenses, amounted to $2.2 million for 2004, $2.3 million for 2003 and $2.9 million for 2002.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets with definite lives continue to be amortized over their useful lives. The Company applied the rules on accounting for goodwill beginning in the first quarter of 2002. During 2004 the Company performed the required impairment tests of goodwill as of November 30, 2004 and determined that there is no impairment. Activity related to goodwill for the last three years consisted of the following: (i) for 2004, the balance increased from $36.5 million to $38.4 million as the result of $1.9 million of foreign currency effect; (ii) for 2003, the balance increased from $31.5 million to $36.5 million as the result of $5.0 million of foreign currency effect; and (iii) for 2002, the balance increased from $29.4 million to $31.5 million as a result of $2.1 million of foreign currency effect.

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Derivatives

Forward exchange contracts. The Company economically hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period. Therefore, at December 31, 2004 and 2003 there were no deferred gains or losses on hedging of foreign currencies. The fair value of these derivatives at December 31, 2004 and 2003 was $0.1 million and $0.3 million, respectively, and is included in other current assets. For the year ended December 31, 2004 there were no net gains or losses on forward exchange contracts, and, for the years ended December 31, 2003 and 2002 $0.2 million and $0.0 million, respectively, of losses on forward exchange contracts are included in cost of sales. Realized foreign exchange gains for the years ended December 31, 2004, 2003 and 2002 amounted to $0.4 million, $0.3 million and $0.1 million, respectively.

Interest Rate Swap. In January 2004 the Company entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The swap is being accounted for as a fair value hedge and has been determined to have no ineffectiveness. The effect of the swap for the year ended December 31, 2004 was a reduction in interest expense of approximately $1.3 million. The fair value of the swap agreement at December 31, 2004 was a liability of $0.9 million.

Environmental Liabilities

The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2004 and 2003 were approximately $4.7 million and $7.5 million, respectively, which include provisions primarily for fines and soil remediation. The reduction in reserves relates primarily to the payment of environmental fines in the U.S. and removal and disposal of hazardous waste in Europe.

Product Warranty Reserves

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these reserves (millions):

	2004	2003	2002
Warranty reserve beginning of year	$5.7	$5.3	$5.5
Warranty expense charged to income	1.1	0.9	0.8
Cash expenditures for warranty claims	(0.6	(0.5)	(1.0)

Warranty reserve end of year	$6.2	$5.7	$5.3

Stock-Based Compensation

In August 2004 the Company granted 135,000 restricted stock units to certain officers, of which 20% vested August 31, 2004. The remaining units will vest annually at a rate of 20% per year. The Company recorded $0.5 million of compensation expense for the vesting of restricted stock grants during 2004.

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

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

	Years Ended December 31,
	2004	2003	2002
	(In millions)
Net income (loss), as reported	$11.3	$(37.1)	$16.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.1	0.1	0.1

Pro forma net income (loss)	$11.2	$(37.2)	$16.4

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

Impact of Other Recently Issued Accounting Guidance

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. Koppers has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company is required to adopt the new standard in the fiscal year beginning after June 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 151 on its financial statements.

American Jobs Creation Act of 2004. In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. The FASB issued FASB Staff Position 109-1 to provide guidance on the application of SFAS No. 109, Accounting for Income Taxes, and FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is evaluating the consequences of repatriating up to $3 million with a related range of income tax effects that cannot be reasonably estimated as of the time of issuance of these financial statements. The Company expects to complete its review by December 31, 2005, and will recognize the income tax effect, if any, in the period when a decision whether to repatriate is made.

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 is effective for interim or annual financial statements beginning after June 15, 2004. The Company has determined that the benefits provided under its plans are not actuarially equivalent to Medicare Part D. Therefore, the Act has been determined to have no impact on the net periodic postretirement benefit cost included in the financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132. This statement requires additional disclosure about the assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement also requires interim disclosure of the net periodic benefit cost and actual or expected employer contributions. The standard is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company has adopted SFAS No. 132 by adding the required disclosures, which can be found in Note 5 to these financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, effective for the fiscal period beginning after December 15, 2003. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. To the extent that Koppers is required to purchase shares of common stock, the adoption of Statement No. 150 required the Company to classify common stock subject to redemption as a liability as of January 1, 2004. Prospectively, changes in the liability with the exception of redemptions will be included in pre-tax income.

Prior to February 27, 2004 the Company’s stockholders’ agreement required Koppers to redeem shares of common stock owned by officers, directors, and the Company’s current and former employees (“Management Investors”) upon a Management Investor’s ceasing for any reason to be employed by the Company. On February 27, 2004 the stockholders’ agreement was amended to make the redemption of common stock from such Management Investors at the Company’s option.

The initial adoption of Statement No. 150 resulted in the recognition of a liability in the amount of $13.2 million for shares with a mandatory redemption requirement. At December 31, 2004 after giving effect to the amendment to the Stockholders’ Agreement as noted above, the remaining liability was $0.8 million based on prior commitments to redeem shares. Due to the amendment, $11.2 million was reclassified to capital in excess of par value to reflect the elimination of the mandatory redemption requirement.

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

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

The Company recognizes asset retirement obligations for i) the removal and disposal of residues; ii) dismantling of certain tanks required by governmental authorities; iii) cleaning and dismantling costs for owned rail cars; and iv) cleaning costs for leased rail cars and barges. The following table describes changes to the Company’s asset retirement obligation liability at December 31, 2004 and 2003:

	December 31,
	2004	2003
Asset retirement obligation at beginning of year	$34.9	$—
Liability recognized in transition	—	33.4
Accretion expense	2.2	2.4
Effect of fixed asset additions	—	0.9
Acceleration of obligations due to restructuring	—	4.7
Gain on settlement of obligations	(1.7)	—
Expenses incurred	(7.3)	(6.5)

Asset retirement obligation at end of year	28.1	34.9

The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7. The pro forma effects of the application of Statement No. 143 as if the Statement had been adopted on January 1, 2002 (rather than January 1, 2003) would have resulted in a reduction of $1.3 million to net income for the twelve months ended December 31, 2002.

The pro forma asset retirement obligation liability balance if Statement No. 143 had been adopted on January 1, 2002 (rather than January 1, 2003) would have been $31.1 million.

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

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after June 15, 2002. For most companies, Statement No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Statement No. 145 also amends Statement No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for subleases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. The Company’s adoption of Statement No. 145 resulted in charges of $12.2 million during 2003 to income from continuing operations for costs related to extinguishment of debt rather than as an extraordinary item.

2.	Restructuring and Impairment Charges

Restructuring and impairment charges for 2003 totaled $8.5 million. During the fourth quarter of 2003 the Company determined that capacity rationalization was required in its U.S. Carbon Materials & Chemicals business to increase competitiveness. Accordingly, in December 2003 Koppers ceased production at its carbon materials facility in Woodward, Alabama, resulting in a restructuring charge to fourth quarter pre-tax income of $3.1 million. Additionally, during the fourth quarter of 2003 the Company concluded that its carbon materials port operation in Portland, Oregon was an impaired facility based on its current and long-term economic prospects as a result of recent negotiations with a significant customer. The impairment charge for this facility resulted in a charge to fourth quarter pre-tax income of $3.1 million. The Company also incurred a $1.0 million charge for the impairment of certain storage tanks which have been permanently idled due to reduced demand for carbon materials products in U.S. markets. In September 2003, the Company closed its

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Logansport, Louisiana wood treating plant due to deteriorating local market conditions and their impact on volumes and profitability. The closure resulted in a $1.3 million restructuring charge in the third quarter.

Total restructuring and impairment charges consisted of cash charges of $0.7 million for severance and non-cash charges of $7.8 million primarily for write downs of fixed assets.

At December 31, 2004 all of the cash charges had been expended and there were no remaining reserves.

As a result of these restructuring programs, during 2003 the Company incurred additional related charges including $4.7 million of accelerated asset retirement obligations charged to cost of sales, $1.4 million of freight contract settlement charged to cost of sales and $0.4 million of severance charged to selling, general and administrative expense.

3.	Debt

	December 31,
	2004	2003
	(In millions)
Revolving credit	$59.5	$8.9
Term loans	6.3	11.8
Senior Secured Notes due 2013	320.0	320.0

	$385.8	$340.7

October 2003 Refinancing

In October 2003, the Company issued $320 million of 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”), with a portion of the proceeds from the Senior Secured Notes used to redeem $175 million of existing senior subordinated notes due 2007 (the “Old Notes”). The October refinancing also included an amendment to the existing credit agreement, providing for a reduction in the term loan to $10.0 million, due in quarterly installments through November 2004. As a result of the refinancing, approximately $5.0 million of deferred financing costs associated with the Old Notes was written off to interest expense when the Old Notes were called on December 1, 2003. Additionally, the Company paid a $5.8 million call premium on the Old Notes which is reflected in interest expense.

May 2003 Refinancing

In May 2003, the Company refinanced substantially all of its bank debt, incurring fees and expenses of approximately $3.8 million. The new credit facilities provided for term loans of $75.0 million and a revolving credit facility of up to $100.0 million. As part of the October 2003 refinancing the credit agreement was amended, resulting in all but $10.0 million of the term loan being repaid and $1.4 million of related deferred financing costs being written off to interest expense. At December 31, 2004 the term loan had been repaid and $49.8 million of the revolving credit facility was outstanding, of which $20.6 million is classified as a current obligation. The credit agreement is for a period of four years, and the loans are secured by substantially all of the Company’s assets, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants.

The revolving credit facility under the credit facilities provides for interest at variable rates. At December 31, 2004 and 2003 the effective rate on the revolving credit facility was 4.1% and 3.4%, respectively.

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

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Monessen Transaction

As part of the Monessen Transaction (as defined and described in Note 6), the Company executed a $5.0 million loan that is scheduled to be repaid at an interest rate of 16% based on the cash flows of the coke operations. The outstanding balance on this loan at December 31, 2004 amounted to $3.8 million.

A subsidiary of Koppers Australia has a loan outstanding in the amount of $9.0 million at December 31, 2004 which is classified as revolving credit. There is no specified repayment period for this loan.

Koppers China has a loan outstanding in the amount of $2.5 million at December 31, 2004 which is classified as current due to the intent to renew the loan during 2005.

At December 31, 2004 the aggregate debt maturities for the next five years are as follows (in millions):

2005	$23.1
2006	3.8
2007	29.9
2008	—
2009	—

At December 31, 2004 the Company had $18.9 million of standby letters of credit outstanding, all of which expire within one year.

Deferred financing costs associated with the credit facilities and the issuance of Senior Secured Notes totaled $16.3 million and are being amortized over the life of the related debt. Deferred financing costs (net of accumulated amortization of $2.7 million at December 31, 2004, $1.9 million at December 31, 2003 and $10.0 million at December 31, 2002) were $13.6 million, $14.2 million and $6.5 million at December 31, 2004, 2003 and 2002, respectively, and are included in other assets. The refinancing activities during 2003 resulted in the write-off of deferred financing costs of $6.4 million.

Subsidiary of KI Holdings Inc.

On November 12, 2004, KI Holdings Inc. (“KI Holdings”) was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc. was converted into shares of common and preferred stock of KI Holdings.

On November 18, 2004, KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Holdings Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. The approximately $25.5 million remainder was retained for general corporate purposes, which could include dividends, acquisitions, or working capital requirements. KI Holdings has no direct operations and no significant assets other than the stock of the Company. It depends on the dividends from the earnings of the Company and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Holdings Notes. The terms of Koppers’ senior secured credit facility prohibit Koppers from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Company’s Senior Secured Notes significantly restrict the Company from paying dividends and otherwise transferring assets to KI Holdings.

4.	Stock Activity

In November 2004, all of the common and preferred stock of Koppers Inc. was converted on a one-for-one basis for shares of common and preferred stock of KI Holdings Inc., the parent of Koppers Inc., which was incorporated in November 2004. The exchange included an equity contribution of approximately $0.6 million from KI Holdings Inc. to Koppers Inc. Additionally, in December 2004 all of the treasury stock of Koppers Inc. was retired and cancelled. Prior to November 2004, the Company was a party to a stockholders’ agreement. When the common and preferred stock of Koppers Inc. was converted into common and preferred stock of KI Holdings Inc. as noted above, the stockholders’ agreement of Koppers Inc. was amended to provide for the transfer of the terms and conditions of the stockholders’ agreement from Koppers Inc. to KI Holdings Inc.

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Stock Purchases by Directors/Restricted Stock Grants to Senior Management

In August 2004 three members of the Company’s Board of Directors each purchased 5,000 shares of Koppers common stock at the current fair value. Additionally, in August 2004 Koppers granted 135,000 restricted stock units to certain officers, of which 20% vested August 31, 2004. The remaining units vest annually at a rate of 20% per year. The Company recorded $0.5 million of compensation expense for the vesting of restricted stock grants during 2004.

Common Stock Subject to Redemption

At December 31, 2004, 2003 and 2002 the maximum redemptions that could be paid under the Company’s stockholders’ agreement, subject to existing debt covenants, were $0.8 million, $13.2 million and $23.1 million, respectively. The value of shares subject to redemption under the terms of the stockholders’ agreement was previously segregated from other common stock on the face of the balance sheet. There were approximately 0.1 million shares of common stock at December 31, 2004 subject to the redemption provisions of the Stockholders’ Agreement; the Company had committed to redeem these shares prior to the effectiveness of the amendment eliminating the mandatory redemption provision. The remaining liability is classified as accrued liabilities and other long-term liabilities on the balance sheet at December 31, 2004.

Prior to the reduction to zero in 2004 as a result of the adoption of SFAS No. 150, common stock subject to redemption decreased by $9.9 million in 2003 and increased by $0.8 million in 2002. Changes in this balance reflected retiree redemptions, revaluations and new shares issued as a result of stock option exercises.

In each of 2003 and 2002 the Company redeemed 25% of a Director’s shares at the respective fair values for a total of approximately $0.7 million each year.

In October 1999, a Director of the Company purchased 55,294 shares of common stock of the Company for $0.9 million; 35,294 of the shares were financed through an interest-free loan from the Company in the amount of $0.6 million due in 2009. The shares related to the loan were restricted and vested at a rate of 20% per year. At December 31, 2004 all of such shares were vested. In the event that the Director no longer serves on the Board of Directors, the loan must be repaid.

Senior Convertible Preferred Stock

In November 2004 the preferred stock of Koppers Inc. was exchanged for preferred stock of KI Holdings Inc., the parent of Koppers Inc. which was incorporated in November 2004.

The senior convertible preferred stock (“preferred stock”) had voting rights (except as noted below) and dividend rights equal to common stock, and had a liquidation preference equal to par value ($.01 per share). The preferred stock is convertible into common stock at any time on a one-for-one basis. The holders of the preferred stock voted as a separate series from all other classes of stock, and were entitled to elect a majority of the Board of Directors of the Company.

Dividends

In 2004, 2003 and 2002 the Company paid cash dividends of $10.86, $15.46 and $2.85 per share, respectively, to common and preferred shareholders. In December 2003 the Company declared a cash dividend of $25 million ($8.00 per share) which was paid in January 2004. The Company is limited by its current lending covenants regarding the payment of dividends.

5.	Pension and Other Postretirement Benefit Plans

Expected Contributions for the 2005 Fiscal Year:

The expected contributions for 2005 are estimated to be $11.1 million.

The measurement date for the U.S. pension and postretirement assets and obligations is December 31 for each respective year.

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$160.8	$134.0	$15.5	$10.2
Service cost	4.4	4.1	0.3	0.2
Interest cost	9.5	9.2	0.9	0.7
Plan participants’ contributions	0.4	0.4	—	—
Amendments	—	0.1	—	—
Actuarial losses	8.9	14.2	0.8	5.2
Foreign currency changes	3.2	5.3	—	—
Effect of curtailments	(5.9)	—	—	—
Benefits paid	(7.8)	(6.5)	(1.2)	(0.8)

Benefit obligation at end of year	$173.5	$160.8	$16.3	$15.5

Change in plan assets:
Fair value of plan assets at beginning of year	$103.4	$85.4	$—	$—
Actual return on plan assets	10.7	13.4	—	—
Employer contribution	14.7	6.1	1.2	0.8
Plan participants’ contributions	0.4	0.4	—	—
Foreign currency changes	2.6	4.6	—	—
Benefits paid	(7.8)	(6.5)	(1.2)	(0.8)

Fair value of plan assets at end of year	$124.0	$103.4	$0.0	$0.0

Funded status of the plan	$(49.5)	$(57.4)	$(16.3)	$(15.5)
Unrecognized transitional (asset)	(3.0)	(3.1)	—	—
Unrecognized actuarial loss	39.9	41.3	3.2	2.5
Unrecognized prior service cost	2.6	1.8	(1.5)	(1.8)

Net amount recognized	$(10.0)	$(17.4)	$(14.6)	$(14.8)

Disclosures:
Amounts recognized in the statement of financial position consist of:
Prepaid pension benefit	$0.2	$0.3	$—	$—
Accrued benefit liability	(40.6)	(42.9)	(14.6)	(14.8)
Intangible asset	1.4	1.8	—	—
Minimum pension liability adjustment-reduction of shareholders’ equity	29.0	23.4	—	—

Net amount recognized	$(10.0)	$(17.4)	$(14.6)	$(14.8)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $164.3 million, $155.2 million and $114.6 million, respectively, as of December 31, 2004, and $160.9 million, $145.9 million and $103.4 million, respectively, as of December 31, 2003.

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Projected Benefit Payments

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
	(In millions)	(In millions)
2005	$8.0	$1.2
2006	8.0	1.2
2007	8.8	1.2
2008	9.4	1.2
2009	10.1	1.2
2010-2014	58.2	6.6

Weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	5.69%	6.16%	5.75%	6.25%
Expected return on plan assets	7.82%	7.86%
Rate of compensation increase	3.17%	3.16%
Initial medical trend rate			10.50%	11.00%

Basis for the Selection of the Long Term Rate of Return on Assets

The long term rate of return on assets assumption was determined by using the plan’s asset allocation as described in the plan’s investment policy and modeling a distribution of compound average returns over a 20-year time horizon. The model uses asset class return, variance, and correlation assumptions to produce the expected return. The return assumptions used forward looking gross returns influenced by the current bond yields, corporate bond spreads and equity risk premiums based on current market conditions. The accumulated benefit obligations and asset values for the Company’s pension plans at December 31, 2004 amounted to $164.0 million and $124.0 million, respectively, and at December 31, 2003 amounted to $145.9 million and $103.4 million, respectively.

In general, the long term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.82% long-term rate of return on assets assumption.

Investment Strategy. The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to achieve a high return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For U.S. pension plans, this policy currently targets a 75% allocation to equity securities and a 25% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 57% to equity securities, 36% to debt securities and 7% to other asset classes, including real estate.

The weighted average asset allocation for the retirement plans for Koppers Inc. at December 31 by asset category is as follows:

Asset Class	2004	2003
Equity Securities	69.0%	63.1%
Fixed Income Securities	28.4	34.5
Other	2.6%	2.4%

Totals	100.0%	100.0%

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$4.4	$4.1	$0.3	$0.2
Interest cost	9.4	9.2	0.9	0.7
Expected return on plan assets	(8.4)	(6.7)	—	—
Amortization of prior service cost	0.4	0.5	(0.3)	(0.4)
Amortization of gain	1.8	2.4	0.1	—
Amortization of transition amounts	(0.4)	(0.3)	—	—
Curtailment charge	0.2	—	—	—

Net periodic benefit cost	$7.4	$9.2	$1.0	$0.5

In June 2004, the U.S. pension plan was amended to reduce benefits payable to current employees. The estimated effect of this amendment was to reduce 2004 pension expense by approximately $0.9 million.

The Company recognizes a minimum pension liability for under funded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized either as an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of shareholders’ equity. The Company recorded additional liabilities of $29.0 million and $25.2 million as of December 31, 2004 and 2003, respectively. Intangible assets of $1.4 million and $1.8 million and stockholders’ equity reductions, net of income taxes, of $17.6 million and $14.5 million, were recorded as of December 31, 2004 and 2003, respectively.

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

The 2004 initial medical trend rate is assumed to be 10.5% and is assumed to decrease gradually to 5.0% in 2011 and remain at that level thereafter.

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2004	$—	$—
Effect on postretirement benefit obligation as of December 31, 2004	$0.6	$(0.5)

Cash Flows:

Other post-retirement benefits are funded on a cash basis. Therefore, the expected contribution in 2004 is approximately $1.2 million.

Medicare Prescription Drug Act. In May 2004, the FASB issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). This Act was signed into law by the President on December 8, 2003 and introduces a prescription drug benefit plan under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 provides guidance on how companies should account for the impact of the Act on their postretirement health care plans. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are actuarially equivalent to the Medicare benefit. FSP 106-2 is

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

effective for interim or annual financial statements beginning after June 15, 2004. The Company has determined that the benefits provided under its plans are not actuarially equivalent to Medicare Part D. Therefore, the Act has been determined to have no impact on the net periodic postretirement benefit cost included in the financial statements.

Incentive Plan. The Company has established management incentive plans based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this plan was $4.9 million in 2004, $2.7 million in 2003 and $2.2 million in 2002.

Employee Savings Plan. The Company has established employee savings plans for all eligible U.S. salaried and hourly employees that conforms to Section 401(k) of the Internal Revenue Code. Subject to restrictions under applicable law, under the employee savings plans non-highly compensated participating employees can elect to contribute up to 20% of their salaries, and highly compensated participating employees can elect to contribute up to 7% of their salaries, with a regular Company matching contribution equivalent to 50% of the first 6% of contributions. Currently under the hourly plan, and for the salaried plan prior to 2002, the matching contribution is 100% of the first 1% plus 50% of the next 2% of contributions.

The Company’s contributions amounted to $1.0 million in 2004, $1.0 million in 2003 and $0.9 million in 2002.

6.	Income Taxes

Components of the Company’s income tax provision (benefit) are as follows:

	Years Ended December 31,
	2004	2003	2002
	(In millions)
Current:
Federal	$—	$—	$0.1
State	0.1	0.1	0.1
Foreign	8.1	7.5	7.4

Total current tax provision	8.2	7.6	7.6
Deferred:
Federal	4.3	(8.4)	6.1
State	1.7	(0.1)	0.1
Foreign	(0.2)	(0.4)	—

Total deferred tax provision (benefit)	5.8	(8.9)	6.2

Total income tax provision (benefit)	$14.0	$(1.3)	$13.8

Tax Benefits Excluded from Net Income

The amount of income tax benefit included in comprehensive income but excluded from net income relating to minimum pension liability for 2004, 2003, and 2002 was $1.5 million, $0.9 million, and $2.7 million, respectively.

The amount of income tax benefit included in stockholders’ equity but excluded from net income relating to the expense for employee stock options recognized differently for financial reporting and tax reporting purposes for 2004, 2003, and 2002 was $0.1 million, $0.4 million, and $0.1 million, respectively.

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(In millions)
Deferred tax assets:
Alternative minimum tax credits	$13.4	$12.1
Other postretirement benefits obligation	17.6	17.4
Reserves, including insurance and product warranty	14.9	14.2
Book/tax inventory accounting	2.6	2.4
Accrued vacation	3.2	2.7
Excess tax basis on Koppers Australia assets	8.7	10.0
Monessen Transaction	—	4.2
Asset retirement obligations	9.9	11.7
Federal net operating loss benefit	13.9	8.3
Other	4.3	4.3

Total deferred tax assets	88.5	87.3

Deferred tax liabilities:
Tax over book depreciation and amortization	23.7	19.4
Monessen Transaction	1.0	—
Other	4.2	5.3

Total deferred tax liabilities	28.9	24.7

Net deferred tax assets	$59.6	$62.6

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

The Company has a federal net operating loss benefit of $13.9 million. Of this amount, $9.8 million will expire at the end of 2023 and $4.1 million will expire at the end of 2024. To realize this benefit, the Company will need to generate approximately $39.7 million of taxable income. The Company also has an alternative minimum tax credit carryforward of approximately $13.4 million that has no expiration date. Based on the Company’s earnings history, along with the implementation of various tax planning strategies, the Company believes the deferred tax assets on the Consolidated Balance Sheet at December 31, 2004 are realizable.

Income before income taxes for 2004, 2003 and 2002 included $26.9 million, $22.6 million and $23.5 million, respectively, from foreign operations.

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2004	2003	2002
Federal	35.0%	(35.0)%	35.0%
State, net of federal tax benefit	4.1	(0.1)	0.4
Foreign taxes	8.4	28.6	10.0
Section 29 credits	—	—	(0.4)
Non-deductible environmental fines	—	0.1	0.1
Other	1.2	(0.6)	(0.9)

	48.7%	(7.0)%	44.2%

The Company has not provided any United States tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2004 consolidated retained earnings of the Company included

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

approximately $17 million of undistributed earnings from these investments. The Company is currently evaluating the American Jobs Creation Act of 2004 provision that allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate. The Company is evaluating the consequences of repatriating up to $3 million with a related range of income tax effects that cannot be reasonably estimated as of the time of issuance of these financial statements. The Company expects to complete its review by December 31, 2005, and will recognize the income tax effect, if any, in the period when a decision whether to repatriate is made.

Monessen Transaction

In December 1999 the Company entered into a transaction to transfer substantially all future non-conventional fuel tax credits generated as a result of the production and sale of coke at the coke facility in Monessen, Pennsylvania (the “Monessen Facility”) to a third party (the “Monessen Transaction”). For the years ended December 31, 2003 and 2002 the Company received $0.1 million (prior year inflation adjustment) and $9.8 million, respectively, for the transfer of tax credits, which is recorded as other income. The tax credits expired at the end of 2002, and have not been renewed by the United States Congress. Prior to the Monessen Transaction, the Company earned these credits.

Koppers China Tax Holiday

As a result of being a Foreign Investment Enterprise in the manufacturing sector, the Company’s 60% owned joint venture in China is entitled to an income tax holiday under which it is exempted from corporate income tax for its first two profit making years (after deducting losses incurred in previous years), and is entitled to a 50% reduction in the corporate tax for the succeeding three years. The effect of the tax holiday on the Company’s net income for the year ended December 31, 2004 (the first year Koppers China qualified for the tax holiday) was approximately $0.9 million. Assuming Koppers China remains profitable, the tax holiday will expire on January 1, 2009.

7.	Stock Options

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, recognizes no compensation expense for stock option grants. In 2004, 2003 and 2002 the Company recognized $0.0 million, $0.1 million and $0.2 million, respectively, of expense related to the redemption of stock options by terminated employees. Included in capital in excess of par value, the Company also recorded tax benefits of approximately $0.1 million, $0.4 million and $0.1 million for stock option exercises in 2004, 2003 and 2002, respectively, for active employees.

In November 2004, all of the Company’s outstanding stock and stock options were converted on a one-for-one basis for shares and options of the Company’s recently formed parent, KI Holdings Inc. As a result, at December 31, 2004 there were no remaining outstanding stock options.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002
	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	110	$22	258	$19	235	$16
Granted	—	—	—	—	67	25
Exercised	(10)	14	(148)	17	(38)	11
Converted	(100)	23	—	—	—	—
Forfeited	—	—	—	—	(6)	17

Outstanding at end of year	—	$—	110	$22	258	$19

Exercisable at end of year	—	$—	32	$17	133	$16

Weighted-average fair value of options granted during the year	$—		$—		$3.62

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

At December 31, 2004 there were no remaining unexercised options.

8.	Commitments and Contingencies

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

Legal Proceedings

The Company is involved in litigation and various proceedings relating to antitrust matters, environmental laws and toxic tort matters.

Product Liability Cases

The Company, along with other defendants, has been named as a defendant in eleven cases in Pennsylvania and four cases in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch. The cases are in the early stages of discovery, and therefore no determination can currently be made as to the likelihood or extent of any liability to the Company. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operation.

Government Investigations

On December 4, 2002 European Commission (“EC”) representatives visited the offices of the Company’s subsidiaries located in Nyborg, Denmark and Scunthorpe, England and obtained documents pursuant to legal process as part of an investigation of industry competitive practices concerning pitch, creosote and naphthalene. The United States Department of Justice (“DOJ”) also served a subpoena for similar documents at the Company’s headquarters in Pittsburgh, Pennsylvania. Koppers also contacted and coordinated with the Canadian Competition Bureau (“CCB”). Koppers has cooperated with the EC, DOJ and CCB in their respective investigations. In 2004, the DOJ returned the documents which the Company had produced. The return of such documents indicates that the DOJ’s investigation has been terminated. The Company has had no recent communications with the CCB. As a result of the Company’s cooperation, (i) in February 2003, the EC granted the Company’s request for exemption from penalties for any infringement the EC may have found as a result of its investigation concerning pitch; (ii) in April 2003, DOJ granted the Company’s request for exemption from prosecution for any infringement DOJ may have found as a result of imports of pitch, creosote and naphthalene, or the purchase for export of coal tar used to produce these products; and (iii) in April 2003, the CCB granted the Company a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. These grants of immunity by the EC, DOJ and CCB apply to any government fine or penalty related to each country’s investigation of industry competitive practices. The Company’s failure to comply with the applicable conditions that were attached to these grants of immunity could have subjected the Company to fines to the extent that the investigations continued. Such fines, if assessed against the Company, could have had a material adverse effect on its business, financial condition, cash flows and results of operations. For example, the EC has the authority to assess fines in an amount up to 10% of a company’s worldwide sales. The DOJ and CCB also have the authority to assess significant fines.

In January 2005, the EC advised Koppers that it had closed its investigation without prejudice to its right to re-open such investigation if new facts come to light.

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

The New Zealand Commerce Commission (the “NZCC”) is conducting an investigation related to the competitive practices of Koppers Arch New Zealand. Koppers Arch New Zealand is seeking to cooperate with the NZCC. The NZCC can bring court proceedings seeking penalties against companies that have violated New Zealand’s competition laws. However, penalties are assessed by the court. For example, the NZCC can seek fines for each alleged contravention of the competition laws equal to the higher of (i) $NZ10,000,000, (ii) three times the commercial gain from the contravention or (iii) 10% of the turnover of Koppers Arch New Zealand and all interconnected companies. Although it is likely that penalties will be assessed against Koppers Arch New Zealand as a result of the investigation, the Company does not currently have enough information to determine the amount of any such penalties. Such penalties, if assessed against Koppers Arch New Zealand, could have a material adverse effect on its business, financial condition, cash flows and results of operations. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if filed against Koppers Arch New Zealand and resolved unfavorably, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

Koppers Arch Australia has also made an application for leniency under the Australian Competition and Consumer Commission’s (the “ACCC”) policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violations of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in Australia. Such other claims, if filed against Koppers Arch Australia and resolved unfavorably, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

Koppers Arch New Zealand and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments Pty Ltd, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (a subsidiary of the Company) and 49% by Hickson Nederland BV. Koppers Arch New Zealand and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Pacific Century. A subsidiary of Koppers Australia has been named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century in Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claims that certain posts were defective in that they either had decay, excessive bark or were less than the minimum specified size. In addition, plaintiff alleges violations of the Australian Timber Utilization and Marketing Act. Plaintiff is seeking damages in the amount of AU$6.6 million (approximately US$5.1 million) for, among other things, the costs of removing and replacing such trellis posts. Plaintiff has also filed a lawsuit against the constructor of the vineyard trellises, which lawsuit has been consolidated with its claim against the Company. Discovery in the case is ongoing and there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada. Koppers, together with various co-defendants, has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi (“Grenada”). See “Environmental and Other Liabilities Retained or Assumed by Others”.

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

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify Koppers against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company’s formation on December 28, 1988 (the “Acquisition”). Under the related asset purchase agreement between Koppers and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify Koppers against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers with regard to certain environmental and other liabilities and imposes certain conditions on the Company before receiving such indemnification, including certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, the Company will pay Beazer East four installments over three years totaling $7 million and share toxic tort litigation costs arising from any sites acquired from Beazer East. The first payment of $2 million was made in July 2004.

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites owned and operated by Koppers in the United States, as well as one former site, are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). The sites include the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River, California wood treating facility. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the Resource Conservation and Recovery Act (“RCRA”)-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted thereat.

To date, the parties that retained, assumed or agreed to indemnify Koppers against the liabilities referred to above have performed their obligations in all material respects. The Company believes that for the last three years amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $11.6 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and Koppers is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on its business, financial condition, cash flows and results of operations. In addition, if Koppers were required to record a liability with respect to all or a portion of such matters on its balance sheet, the amount of its total liabilities could exceed the book value of its assets by an additional amount that could be significant.

Also, contamination has been detected at certain of the Company’s Australian facilities. These sites include its tar distillation facility in Mayfield, NSW, Australia and its wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. The Company’s total reserves include $1 million for the estimated remediation costs at these sites.

Grenada. The Company, together with various co-defendants (including Beazer East), has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of Grenada. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in the state court cases, from an adjacent

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

manufacturing facility operated by Heatcraft, Inc. In the state court actions, which include a total of approximately 115 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. In the federal case action referred to as the Beck case, there are a total of approximately 110 plaintiffs. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts. In the federal case action referred to as the Ellis case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on the Company’s experience in defending previous toxic tort cases (including the Company’s victory in similar litigation involving Green Spring and its recent dismissal without prejudice from similar litigation involving Somerville, as noted below), the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. Discovery in the federal court cases has also been stayed. However, discovery with respect to 12 plaintiffs is proceeding in the Beck federal case. The trials of the 12 Beck plaintiffs are currently scheduled to commence in October 2005. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on its business, financial condition, cash flows and results of operations.

Somerville. Koppers, along with Burlington Northern and Santa Fe Rail Way Company and Solvents and Chemicals, Inc., were named in a total of 11 toxic tort lawsuits by a total of approximately 30 plaintiffs that were filed in various state courts in Texas by individuals claiming to be residents of Somerville, Texas. The Complaints alleged that plaintiffs suffered personal injuries resulting from exposure to chemicals used at the Company’s wood treating facility in Somerville, Texas (“Somerville”). The plaintiffs sought actual damages and punitive damages in an unspecified amount from the defendants. The Company has been voluntarily dismissed without prejudice by the plaintiffs from all of the Somerville lawsuits. The lawsuits are proceeding against the remaining defendants.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from the U.S. Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. EPA subsequently alleged that Koppers violated various provisions of the Clean Water Act. The Company subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments. The first two payments, totaling $1 million each, were made in April 2004 and 2003, respectively.

Additionally, during an investigation Koppers initiated at the Company’s Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against Koppers by EPA alleging certain civil and criminal violations of applicable environmental laws. Koppers subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment of a $2.1 million fine payable to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between Koppers and EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. The final payment of $1.0 million was completed in January 2005. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Rents

Rent expense including operating leases for 2004, 2003 and 2002 was $29.0 million, $28.0 million and $25.2 million, respectively. Commitments during the next five years under operating leases aggregate to approximately $81.0 million and are as follows (in millions):

2005	$23.5
2006	19.0
2007	16.3
2008	11.8
2009	10.4

Labor Unions

Of the Company’s employees, approximately 62% are represented by 22 different labor unions and covered under numerous labor contracts. The United Steelworkers of America, covering workers at six facilities, accounts for the largest membership with nearly 300 employees. Another significant affiliation is the Paper, Allied-Industrial, Chemical & Energy Workers’ International Union, with nearly 200 employees at four facilities. Labor contracts expiring in 2005 cover approximately 21% of total employees.

9.	Operations By Business Segment

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

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

	Business Segments		All Other	Total
	Carbon Materials & Chemicals	Railroad & Utility Products
	(In millions)
Year ended December 31, 2004:
Revenues from external customers	$553.4	$399.1	$—	$952.5
Intersegment revenues	32.1	—	—	32.1
Depreciation and amortization	24.2	8.4	0.3	32.9
Operating profit	44.6	19.4	0.8	64.8
Segment assets	333.5	148.6	69.6	551.7
Capital expenditures	12.3	8.7	0.2	21.2

Year ended December 31, 2003:
Revenues from external customers	$484.1	$358.8	$—	$842.9
Intersegment revenues	27.4	—	—	27.4
Depreciation and amortization	23.5	8.0	2.2	33.7
Operating profit (loss)	7.7	13.0	(1.6)	19.1
Segment assets	316.5	139.3	58.2	514.0
Capital expenditures	9.1	10.2	—	19.3

Year ended December 31, 2002:
Revenues from external customers	$438.4	$338.1	$—	$776.5
Intersegment revenues	23.4	—	—	23.4
Depreciation and amortization	19.1	7.5	2.1	28.7
Operating profit (loss)	29.4	16.9	(2.0)	44.3
Capital expenditures	12.9	6.6	0.2	19.7

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

	Years Ended December 31,
	2004	2003	2002
	(In millions)
Profit or Loss
Operating profit for reportable segments	$64.0	$20.7	$46.3
Corporate depreciation and amortization	(0.3)	(2.2)	(2.1)
Other including Section 29 tax credits	1.4	0.6	9.9

Income before interest expense, income tax provision and minority interest	$65.1	$19.1	$54.1

Assets
Total assets for reportable segments	$482.1	$455.8
Deferred financing	13.6	14.2
Deferred taxes	46.3	52.3
Fixed assets	1.1	1.2
Other	9.7	6.5
Cash and short-term investments	0.8	0.4
Elimination of intercompany receivables	(1.9)	(16.4)

Total consolidated assets	$551.7	$514.0

	2004	2003
Geographic Information
United States:
Revenues from external customers	$627.2	$555.5
Long-lived assets	195.0	199.0
Australia and Pacific Rim:
Revenues from external customers	$197.4	$158.4
Long-lived assets	60.3	53.4
Europe:
Revenues from external customers	$127.9	$129.0
Long-lived assets	18.9	16.7

Revenues for Significant Product Lines.

The Company’s reportable segments are business units that offer different products. The revenues generated for significant product lines sold to outside customers are as follows:

	2004	2003	2002
	(In millions)
Carbon Materials & Chemicals:
Carbon pitch	$199.9	$185.7	$170.7
Phthalic anhydride	74.8	59.7	51.6
Furnace coke	48.0	37.0	38.8
Carbon black and carbon black feedstock	47.7	46.1	39.4
Creosote	16.9	20.6	24.1
Naphthalene	30.3	19.8	15.0
Other	135.8	115.2	98.8

Total external revenues	$553.4	$484.1	$438.4
Railroad & Utility Products:
Railroad crossties	$247.0	$222.4	$206.3
Utility poles	70.7	66.6	67.9
Other	81.4	69.8	63.9

Total external revenues	$399.1	$358.8	$338.1

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

10.	Financial Information for Subsidiary Guarantors

The Company’s payment obligations under the 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers’ ( the parent) subsidiaries Koppers Australia Pty. Limited, and Koppers Industries of Delaware, Inc. (collectively, the “Guarantor Subsidiaries”). The Notes have not been guaranteed by Koppers Assurance, Inc., Koppers Europe, Koppers Arch Investments Pty Ltd, KSA Limited Partnership, or Koppers China (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$578.3	$125.6	$10.8	$261.6	$(23.8)	$952.5
Operating expenses:
Cost of sales including depreciation and amortization	532.9	82.2	—	221.5	(5.3)	831.3
Selling, general and administrative	28.6	9.6	0.1	18.2	(0.1)	56.4

Total operating expenses	561.5	91.8	0.1	239.7	(5.4)	887.7

Operating profit	16.8	33.8	10.7	21.9	(18.4)	64.8
Other income (expense)	27.3	—	19.9	—	(46.9)	0.3

Income before interest expense, income taxes and minority interest	44.1	33.8	30.6	21.9	(65.3)	65.1
Interest expense (income)	36.3	3.8	(1.0)	1.5	(4.2)	36.4
Income tax provision	(3.5)	3.5	9.9	4.1	—	14.0
Minority interest	—	—	—	3.4	—	3.4

Net income (loss)	$11.3	$26.5	$21.7	$12.9	$(61.1)	$11.3

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$517.1	$118.2	$9.9	$218.7	$(21.0)	$842.9
Operating expenses:
Cost of sales including depreciation and amortization	485.0	95.9	—	192.6	(13.8)	759.7
Selling, general and administrative	30.0	8.3	—	17.3	—	55.6
Restructuring and impairment charges	8.5	—	—	—	—	8.5

Total operating expenses	523.5	104.2	—	209.9	(13.8)	823.8

Operating profit (loss)	(6.4)	14.0	9.9	8.8	(7.2)	19.1
Other income (expense)	7.1	—	13.9	(0.6)	(20.4)	—

Income (loss) before interest expense, income taxes and minority interest	0.7	14.0	23.8	8.2	(27.6)	19.1
Interest expense (income)	39.2	1.2	(2.1)	1.2	(1.8)	37.7
Income tax provision (benefit)	(19.5)	3.8	11.2	3.2	—	(1.3)
Minority interest	—	—	—	1.7	—	1.7

Income (loss) before cumulative effect of accounting change	(19.0)	9.0	14.7	2.1	(25.8)	(19.0)
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	(18.1)	—	—	—	—	(18.1)

Net income (loss)	$(37.1)	$9.0	$14.7	$2.1	$(25.8)	$(37.1)

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2002

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$500.1	$100.4	$10.8	$187.2	$(22.0)	$776.5
Operating expenses:
Cost of sales including depreciation and amortization	454.2	79.0	—	170.2	(15.2)	688.2
Selling, general and administrative	26.1	6.3	—	11.6	—	44.0

Total operating expenses	480.3	85.3	—	181.8	(15.2)	732.2

Operating profit	19.8	15.1	10.8	5.4	(6.8)	44.3
Other income (expense)	15.5	—	14.8	(0.6)	(19.9)	9.8

Income before interest expense, income taxes and minority interest	35.3	15.1	25.6	4.8	(26.7)	54.1
Interest expense (income)	24.9	0.9	(1.6)	1.4	(2.7)	22.9
Income tax provision	(6.1)	4.3	12.4	3.2	—	13.8
Minority interest	—	—	—	0.9	—	0.9

Net income (loss)	$16.5	$9.9	$14.8	$(0.7)	$(24.0)	$16.5

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Condensed Consolidating Balance Sheet

December 31, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.8	$1.7	$—	$12.3	$—	$14.8
Accounts receivable, net	118.4	17.5	261.6	67.3	(351.8)	113.0
Inventories	72.1	28.2	—	34.2	—	134.5
Deferred tax benefit	10.3	—	—	—	—	10.3
Other	0.8	3.2	—	3.6	—	7.6

Total current assets	202.4	50.6	261.6	117.4	(351.8)	280.2
Equity investments	288.7	14.7	24.1	—	(324.6)	2.9
Fixed assets, net	90.9	23.1	—	42.7	—	156.7
Goodwill	12.0	13.9	—	12.5	—	38.4
Deferred tax benefit	51.3	(0.5)	(4.7)	3.2	—	49.3
Other assets	22.5	—	—	1.7	—	24.2

Total assets	$667.8	$101.8	$281.0	$177.5	$(676.4)	$551.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274.3	$49.6	$1.1	$104.2	$(352.2)	$77.0
Accrued liabilities	34.2	8.8	1.9	19.8	—	64.7
Revolver and term loans	20.6	—	—	2.5	—	23.1

Total current liabilities	329.1	58.4	3.0	126.5	(352.2)	164.8
Long-term debt	349.9	—	3.8	9.0	—	362.7
Other long-term liabilities	61.4	0.2	—	24.6	—	86.2

Total liabilities	740.4	58.6	6.8	160.1	(352.2)	613.7
Minority interest	—	—	—	10.6	—	10.6
Stockholders’ equity (deficit)	(72.6)	43.2	274.2	6.8	(324.2)	(72.6)

Total liabilities and stockholders’ equity	$667.8	$101.8	$281.0	$177.5	$(676.4)	$551.7

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

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

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$15.9	$(1.9)	$—	$4.9	$—	$18.9
Cash provided by (used in) investing activities:
Capital expenditures	(15.5)	(1.5)	—	(4.2)	—	(21.2)
Other	0.4	0.2	—	0.2	—	0.8

Net cash (used in) investing activities	(15.1)	(1.3)	—	(4.0)	—	(20.4)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	44.4	—	—	5.5	—	49.9
Net borrowings (repayments) of term debt	(8.0)	—	—	—	—	(8.0)
Purchases of common stock	(1.5)	—	—	—	—	(1.5)
Payment of deferred financing costs	(1.4)	—	—	—	—	(1.4)
Capital received from parent	0.6	—	—	—	—	0.6
Dividends paid	(33.4)	—	—	—	—	(33.4)

Net cash provided by (used in) financing activities	0.7	—	—	5.5	—	6.2
Effect of exchange rates on cash	(1.1)	0.6	—	1.0	—	0.5

Net increase (decrease) in cash and cash equivalents	0.4	(2.6)	—	7.4	—	5.2
Cash and cash equivalents at beginning of year	0.4	4.3	—	4.9	—	9.6

Cash and cash equivalents at end of year	$0.8	$1.7	$—	$12.3	$—	$14.8

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$6.9	$6.6	$0.3	$(1.4)	$—	$12.4
Cash provided by (used in) investing activities:			—
Capital expenditures	(14.2)	(2.0)	—	(3.1)	—	(19.3)
Other	0.5	0.3	—	—	—	0.8

Net cash (used in) investing activities	(13.7)	(1.7)	—	(3.1)	—	(18.5)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	(24.8)	(0.6)	—	0.3	—	(25.1)
Net borrowings (repayments) of term debt	(40.6)	(0.8)	(0.3)	—	—	(41.7)
Issuance of 9 7/8% Senior Secured Notes Due 2013	320.0	—	—	—	—	320.0
Redemption of 9 7/8% Senior Subordinated Notes Due 2007	(175.0)	—	—	—	—	(175.0)
Purchases of common stock	(9.0)	—	—	—	—	(9.0)
Payment of deferred financing costs	(16.1)	—	—	—	—	(16.1)
Dividends paid	(48.1)	—	—	—	—	(48.1)

Net cash provided by (used in) financing activities	6.4	(1.4)	(0.3)	0.3	—	5.0
Effect of exchange rates on cash	(0.1)	(1.6)	—	2.9	—	1.2

Net increase (decrease) in cash and cash equivalents	(0.5)	1.9	—	(1.3)	—	0.1
Cash and cash equivalents at beginning of year	0.9	2.4	—	6.2	—	9.5

Cash and cash equivalents at end of year	$0.4	$4.3	$—	$4.9	$—	$9.6

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$27.6	$16.2	$—	$2.2	$—	$46.0
Cash provided by (used in) investing activities:
Capital expenditures	(14.0)	(2.1)	—	(3.6)	—	(19.7)
Other	—	0.3	—	1.1	—	1.4

Net cash (used in) investing activities	(14.0)	(1.8)	—	(2.5)	—	(18.3)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	24.2	(1.8)	—	(0.6)	—	21.8
Net borrowings (repayments) of term debt	(22.2)	(8.2)	—	—	—	(30.4)
Purchases of common stock	(6.2)	—	—	—	—	(6.2)
Dividends paid	(9.8)	—	—	—	—	(9.8)

Net cash provided by (used in) financing activities	(14.0)	(10.0)	—	(0.6)	—	(24.6)
Effect of exchange rates on cash	—	(2.2)	—	3.4	—	1.2

Net increase (decrease) in cash and cash equivalents	(0.4)	2.2	—	2.5	—	4.3
Cash and cash equivalents at beginning of year	1.3	0.2	—	3.7	—	5.2

Cash and cash equivalents at end of year	$0.9	$2.4	$—	$6.2	$—	$9.5

Koppers Inc.

Notes to Consolidated Financial Statements-(continued)

11.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
	(In millions)
Net sales	$227.4	$191.0	$249.5	$219.4	$243.8	$214.4	$231.8	$218.1
Operating profit (loss)	10.7	6.7	21.1	10.1	18.9	10.6	14.1	(8.3)
Income (loss) before cumulative effect of accounting change	(0.1)	0.4	4.8	2.2	3.5	—	3.1	(21.6)
Net income (loss)	(0.1)	(17.7)	4.8	2.2	3.5	—	3.1	(21.6)

12.	Related Party Transactions

The Company performs certain administrative services on behalf of its parent company, KI Holdings Inc. Related costs are billed to KI Holdings Inc. and are comparable to compensation paid for such services by similarly situated companies. Services performed and amounts billed for 2004 were immaterial.

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2004 and 2003. A Director of the Company who is also a shareholder, is also counsel to Schnader Harrison Segal & Lewis LLP. During 2004 and 2003, the Company paid a total of $0.2 million and $0.3 million, respectively, in legal fees to this firm. Additionally, in 2003 and 2002 the Company redeemed from the Director 25,116 shares at $29.00 per share and 23,913 shares at $28.00 per share, respectively.

Consulting Agreements

The Company entered into a consulting agreement with a Director in 1999 in which the Company pays a fee of $12,500 per month to the Director for consulting services. The agreement also includes a provision, which allowed the Director to purchase 20,000 shares of common stock for $17.00 per share, which purchase was made in October 1999 when the fair value per share was $17.25. Additionally, the agreement provides for a $0.6 million interest free loan from the Company for the purchase of 35,294 shares of restricted common stock at a price of $17.00 per share. The Director purchased these shares in October 1999 by signing a promissory note to the Company for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by the Director’s personal assets, is due in 2009, or immediately in the event the Director is no longer Non-Executive Chairman of the Board of Directors. The shares were initially restricted, with a vesting period of five years; at December 31, 2003 all of the shares were vested. Mr. Cizik has the right to require the Company to redeem the 35,294 shares at any time at the lower of cost or current fair market value; however, the disposition or transfer of the shares requires the related loan to be repaid immediately.

Advisory Services Agreement with Saratoga Partners III, L.P. Koppers has an advisory and consulting agreement with Saratoga pursuant to which the Company pays a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to the Saratoga Director. In addition, Saratoga may provide the Company with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by Koppers or its subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as the Board of Directors and Saratoga shall agree. For such services, the Company will pay Saratoga compensation comparable to compensation paid for such services by similarly situated companies. During 2003 the Company paid Saratoga $1.6 million related to advisory services for refinancing activities.

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

/s/ ROBERT CIZIK Robert Cizik	Non-Executive Chairman and Director	March 18, 2005

/s/ WALTER W. TURNER Walter W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2005

/s/ BRIAN H. MCCURRIE Brian H. McCurrie	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 18, 2005

/s/ CLAYTON A. SWEENEY Clayton A. Sweeney	Director	March 18, 2005

/s/ CHRISTIAN L. OBERBECK Christian L. Oberbeck	Director	March 18, 2005

/s/ DAVID M. HILLENBRAND David M. Hillenbrand	Director	March 18, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated and Amended Articles of Incorporation of the Company (Incorporated by reference from Exhibit 4.1 of the Company’s Form S-8 Registration Statement filed December 22, 1997).
3.2	Restated and Amended By-Laws of the Company (Incorporated by reference from Exhibit 4.2 of the Company’s Form S-8 Registration Statement filed December 22, 1997).
4.1	Indenture, by and among the Company, the Guarantors named therein and JPMorgan Chase Bank as Trustee, dated as of October 15, 2003 (Incorporated by reference from Exhibit 10.43 to the Company’s Form 10-Q filed November 10, 2003).
4.2	Form of Note (Incorporated by reference to Exhibit 4.2 of the Company’s Form S-4 Registration Statement filed January 13, 2004).
4.3	Registration Rights Agreement by and among the Company, the Guarantors named therein and the Initial Purchasers named therein, dated as of September 30, 2003 (Incorporated by reference from Exhibit 10.44 to the Company’s Form 10-Q filed November 12, 2003).
10.1	Asset Purchase Agreement, dated as of December 28, 1988, between the Company and Koppers Company, Inc. (Incorporated by reference from respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 ½% Senior Notes due 2004).
10.2	Asset Purchase Agreement Guarantee, dated as of December 28, 1988, provided by Beazer PLC (Incorporated by reference from respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 ½% Senior Notes due 2004).
10.3	Stockholders’ Agreement by and among Koppers Inc., Saratoga Partners III, L. P. and the Management Investors referred to therein, dated December 1, 1997 (Incorporated by reference from Exhibit 4.3 of the Company’s Form S-8 Registration Statement filed December 22, 1997).
10.4	Stock Subscription Agreement dated as of December 26, 1988 (Incorporated by reference from respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 ½% Senior Notes due 2004).
10.5	Advisory Services Agreement between the Company and Saratoga Partners III, L.P. (Incorporated by reference from Exhibit 10.29 to the Company’s Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
10.6	Indenture by and between the Company and PNC Bank, National Association, as Trustee, dated as of December 1, 1997 (Incorporated by reference from Exhibit 4.2 of the Company’s Form S-4 Registration Statement filed December 23, 1997).
10.7	Credit Agreement by and among the Company, the Guarantors party hereto, the Banks party hereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents, dated as of May 12, 2003 (Incorporated by reference from Exhibit 10.40 to the Company’s Form 10-Q filed August 4, 2003).
10.8	Amendment to the Credit Agreement by and among the Company, the Guarantors party hereto, the Banks party hereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents, dated as of October 15, 2003 (Incorporated by reference from Exhibit 10.42 to the Company’s Form 10-Q filed November 12, 2003).

Exhibit No.	Description
10.9	Intercreditor Agreement by and among PNC Bank, National Association, as Credit Agent, JPMorgan Chase Bank, as Trustee, the Company and the Guarantors named therein, dated as of October 15, 2003 (Incorporated by reference from Exhibit 10.9 to the Company’s Form S-4 Registration Statement filed January 13, 2004 in connection with an Exchange Offer for $320 million of 9 7/8% Senior Secured Notes due 2013).
10.10	Credit Agreement, dated as of December 1, 1997 by and among the Company, the Banks from time to time parties thereto and Swiss Bank Corporation and Mellon Bank, N.A. (Incorporated by reference from Exhibit 10.9 to the Company’s Form S-4 Registration Statement filed December 22, 1997 in connection with an Exchange Offer for $175 million of 9 7/8% Senior Subordinated Notes due 2007).
*10.11	Employment agreement with Steven R. Lacy dated April 5, 2002 (Incorporated by reference from Exhibit 10.35 of the Company’s Form 10-K filed March 5, 2003).
*10.12	Employment agreement with David Whittle dated August 18, 2000 (Incorporated by reference from Exhibit 10.35 of the Company’s Form 10-K filed March 5, 2003).
*10.13	Employment agreement with Robert H. Wombles dated August 1, 2001 Incorporated by reference from Exhibit 10.35 of the Company’s Form 10-K filed March 5, 2003).
*10.14	Confidential Agreement and General Release between Donald E. Davis and Koppers Inc. dated August 18, 2003 (Incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2003).
*10.15	Employment agreement with Brian H. McCurrie dated October 13, 2003 (Incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2003).
*10.16	Employment agreement with Mark R. McCormack dated September 29, 2003 (Incorporated by reference from Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2003).
*10.17	Compensation contracts and Promissory Note for Robert Cizik (Incorporated by reference from Exhibit 10.30 to the Company’s Form 10–K for the year ended December 31, 1999).
*10.18	Retirement Plan of Koppers Inc. and Subsidiaries for Salaried Employees (Incorporated by reference from respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 ½% Senior Notes due 2004).
*10.19	Koppers Inc. Non–contributory Long Term Disability Plan for Salaried Employees (Incorporated by reference from respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 ½% Senior Notes due 2004).
*10.20	Koppers Inc. Employee Savings Plan (Incorporated by reference from respective exhibits to the Company’s Prospectus filed February 7, 1994 in connection with the offering of the 8 ½% Senior Notes due 2004).
*10.21	Koppers Inc. Survivor Benefit Plan (Incorporated by reference from respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 ½% Senior Notes due 2004).
*10.22	Restated and Amended Employee Stock Option Plan (Incorporated by reference from Exhibit 10.25 to the Company’s Amendment No. 1 to Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
*10.23	Koppers Inc. 1997 Stock Option Plan (Incorporated by reference from Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001).
*10.24	Koppers Inc. 1998 Stock Option Plan, as Restated and Amended as of November 9, 1999 (Incorporated by reference from Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2001).
*10.25	Koppers Inc. 2001 Senior Management Incentive Plan (Incorporated by reference from Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2001).
10.26	Treatment Services Agreement between the Company and CSX Transportation, Inc. dated October 4, 2002 with certain items omitted pursuant to a request for confidential treatment (Incorporated by reference from e Exhibit 10.34 to the Company’s Form 10-Q for the quarter ended September 30, 2002).

Exhibit No.	Description
10.27	Coke supply agreement between Koppers Monessen Partners LP (a consolidated subsidiary of the Company) and ISG Cleveland, Inc. and Subsidiaries dated September 2, 2003 with certain items omitted pursuant to a request for confidential treatment (Incorporated by reference from Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.28	Amendment to Credit Agreement, dated October 15, 2003, by and among the Company, the Guarantors party hereto, the Banks party hereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (Incorporated by reference from Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.29	Registration Rights Agreement dated September 30, 2003 between the Company and Credit Suisse First Boston LLC As Representative of the Several Purchasers (Incorporated by reference from Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.30	Indenture, dated as of October 15, 2003 between the Company and JPMorgan Chase, as Trustee, related to Rule 144A placement of $320 million 9 7/8% Senior Secured Notes Due 2013 (Incorporated by reference from Exhibit 10.43 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.31	Memorandum of Agreement between the Company and Union Pacific Railroad Company, dated August 1, 2003 with certain items omitted pursuant to a request for confidential treatment (Incorporated by reference from Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.32	List of Subsidiaries of the Company (Incorporated by reference from Exhibit 21.1 to the Company’s Form S-4 Registration Statement filed January 13, 2003).
10.33	Amendment to Credit Agreement dated as of November 17, 2004, by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet Bank and Wachovia Bank, National Association, as Co-Documentation Agents, filed herewith.
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and KI Holdings Inc., filed herewith.
10.35	Third Amendment to Stockholders’ Agreement, dated November 18, 2004, filed herewith.
14	Koppers Inc. Code of Ethics (Incorporated by reference from Exhibit 14 to the Company’s Form 10-K for the year ended December 31, 2003).
23.1	Consent of Ernst & Young LLP, filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensatory plan arrangement

Koppers Inc.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

(In millions)

	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write-Offs) Recoveries	Foreign Exchange	Balance at Close of Year
2004
Allowance for doubtful accounts	$1.4	$(0.6)	$0.1	$—	$0.9

Inventory obsolescence reserves	$0.9	$1.0	$0.4	$0.1	$1.6

2003
Allowance for doubtful accounts	$0.9	$2.1	$1.7	$0.1	$1.4

Inventory obsolescence reserves	$0.6	$0.6	$0.4	$0.1	$0.9

2002
Allowance for doubtful accounts	$1.0	$0.1	$0.2	$—	$0.9

Inventory obsolescence reserves	$0.6	$—	$—	$—	$0.6