Form 10-Q
period 2005-03-31
KOPPERS INC
filed 2005-05-11
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01 per share, outstanding at April 20, 2005 amounted to one share.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Koppers Inc.

Consolidated Statement of Operations

(In millions)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net sales	$232.0	$227.4
Operating expenses:
Cost of sales	193.8	195.2
Depreciation and amortization	8.0	8.2
Selling, general and administrative	15.4	13.3

Total operating expenses	217.2	216.7
Operating profit	14.8	10.7
Other income	0.2	0.1

Income before interest expense, income taxes and minority interest	15.0	10.8
Interest expense	9.3	8.9

Income before income taxes and minority interest	5.7	1.9
Income taxes	2.3	1.0
Minority interest	0.9	1.0

Net income (loss)	$2.5	$(0.1)

See accompanying notes.

Koppers Inc.

Condensed Consolidated Balance Sheet

(In millions)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12.1	$14.8
Accounts receivable less allowance for doubtful accounts of $0.9 in 2005 and 2004	119.2	113.0
Inventories:
Raw materials	72.5	79.9
Work in process	4.3	4.4
Finished goods	72.6	68.6
LIFO reserve	(18.7)	(18.4)

Total inventories	130.7	134.5
Deferred tax benefit	10.3	10.3
Other	9.3	7.6

Total current assets	281.6	280.2
Equity in non-consolidated investments	3.1	2.9
Fixed assets	508.3	511.8
Less: accumulated depreciation	(355.8)	(355.1)

Net fixed assets	152.5	156.7
Goodwill	38.0	38.4
Deferred tax benefit	47.5	49.3
Other assets	23.2	24.2

Total assets	$545.9	$551.7

See accompanying notes.

Koppers Inc.

Condensed Consolidated Balance Sheet

(In millions except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73.9	$77.0
Accrued liabilities	63.3	64.7
Revolving credit	21.6	20.6
Current portion of term loans	2.5	2.5

Total current liabilities	161.3	164.8
Long-term debt:
Revolving credit	36.6	38.9
Term loans	2.6	3.8
Senior Secured Notes due 2013	320.0	320.0

Total long-term debt	359.2	362.7
Other long-term reserves	86.2	86.2

Total liabilities	606.7	613.7
Minority interest	11.4	10.6
Senior Convertible Preferred Stock, $.01 par value per share; 10.0 shares authorized; 0.0 shares issued in 2005 and 2004	—	—
Common stock, $.01 par value per share; 37.0 shares authorized, 0.0 shares issued in 2005 and 2004	—	—
Capital in excess of par value	8.7	8.7
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained (deficit)	(74.1)	(76.7)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	11.4	13.6
Minimum pension liability, net of tax	(17.6)	(17.6)

Total accumulated other comprehensive loss	(6.2)	(4.0)

Total liabilities and stockholders’ equity	$545.9	$551.7

See accompanying notes.

Koppers Inc.

Condensed Consolidated Statement of Cash Flows

(In millions)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Cash provided by operating activities	$3.7	$4.4
Cash provided by (used in) investing activities:
Capital expenditures	(3.7)	(2.8)
Other	0.2	0.1

Net cash (used in) investing activities	(3.5)	(2.7)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	65.0	69.7
Repayments of revolving credit	(66.2)	(44.3)
Repayment of long-term debt	(1.2)	(2.0)
Dividends paid	—	(25.0)
Payment of deferred financing costs	—	(0.1)
Purchases of common stock	—	(1.2)

Net cash provided by (used in) financing activities	(2.4)	(2.9)
Effect of exchange rates on cash	(0.5)	0.5

Net (decrease) in cash	(2.7)	(0.7)
Cash and cash equivalents at beginning of period	14.8	9.6

Cash and cash equivalents at end of period	$12.1	$8.9

See accompanying notes.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Financial Statements

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc. and its subsidiaries’ (“Koppers” or the “Company”) financial position and interim results as of and for the periods presented have been included. Because Koppers’ business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2004 has been summarized from the audited fiscal year 2004 balance sheet.

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2004 Annual Report on Form 10-K.

(2)	Subsidiary of KI Holdings Inc.

On November 12, 2004, KI Holdings Inc. (“KI Holdings”) was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc. was converted into shares of common and preferred stock of KI Holdings and KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. KI Holdings has no direct operations and no significant assets other than approximately $26.9 million of cash and the stock of the Company. It depends on dividends from the earnings of the Company and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Senior Discount Notes. The terms of Koppers’ senior secured credit facility prohibit Koppers from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Company’s Senior Secured Notes (as described herein) significantly restrict the Company from paying dividends and otherwise transferring assets to KI Holdings.

(3)	Acquisition of Specialty Chemicals Business

On April 14, 2005, the Company’s subsidiary located in the United Kingdom entered into an agreement to purchase the specialty chemical business and certain related assets of a manufacturing company located in the United Kingdom. The purchased assets consist primarily of certain assets related to production (excluding land) and customer contracts. The purchase, which was financed by a loan from a lending institution in the United Kingdom, was completed during the second quarter of 2005.

(4)	Recently Issued Accounting Guidance

In April 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of FIN No. 47 on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the fiscal year beginning after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

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

American Jobs Creation Act of 2004.    In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate through December 31, 2005. The FASB issued FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is evaluating the consequences of repatriating up to $3 million with a related range of income tax effects that cannot be reasonably estimated as of the time of issuance of these financial statements. The Company expects to complete its review by December 31, 2005, and will recognize the income tax effect, if any, in the period when a decision whether to repatriate is made.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued a revision to FIN No. 46; for the Company, the revised provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position, cash flows or results of operations.

(5)	Legal Proceedings

Product Liability Cases

The Company, along with other defendants, has been named as a defendant in eleven cases in Pennsylvania and four cases in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch. The cases are in the early stages of discovery, and therefore no determination can currently be made as to the likelihood or extent of any liability to the Company. Although the Company is vigorously defending these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operation.

Government Investigations

In late 2002 the Company contacted the Canadian Competition Bureau (“CCB”) and offered its cooperation with respect to industry competitive practices concerning the production, supply and sales of coal tar pitch, naphthalene, creosote oil and carbon black feedstock. As a result of the Company’s cooperation, in April 2003 the CCB granted the Company a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of coal tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. This grant of immunity by the CCB applies to any governmental fine or penalty related to Canada’s investigation of industry competitive practices in the coal tar pitch, naphthalene, creosote oil and carbon black feedstock markets prior to 2001. The Company has had no recent communications with the CCB. Similar investigations of industry competitive practices by the European Commission and the United States Department of Justice have been terminated. The Company’s failure to comply with the applicable conditions in the CCB’s provisional guarantee of immunity could subject the Company to fines. Such fines, if assessed against the Company, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

In April 2005, the New Zealand Commerce Commission (the “NZCC”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited (“KANZ”), Koppers Arch Investments Pty Limited (“Koppers Arch Investments”), Koppers Australia Pty Limited, TPL Limited, Nufarm Limited, Nufarm

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986 (the “Act”). The NZCC seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. The Act provides that the NZCC may seek pecuniary penalties against each corporate defendant for each cause of action not to exceed the higher of (i) $NZ10,000,000, (ii) three times the commercial gain from the contravention or (iii) 10% of the turnover of the corporate defendant and all interconnected companies. KANZ is seeking to cooperate with the NZCC. Although it is likely that penalties will be ordered by the High Court as a result of the proceedings, the Company does not currently have enough information to determine the amount of any such penalties. Such penalties, if ordered, could have a material adverse effect on the business, financial condition, cash flows and results of operations of those companies. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

Koppers Arch Wood Protection (Aust) Pty Limited (“Koppers Arch Australia”) has also made an application for leniency under the Australian Competition and Consumer Commission’s (the “ACCC”) policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violation of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (a subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

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

Grenada.    Koppers, together with various co-defendants, has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi (“Grenada”). See “Environmental and Other Liabilities Retained or Assumed by Others.”

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Environmental and Other Liabilities Retained or Assumed by Others

The Company has agreements with former owners of certain of its operating locations under which the former owners retained or assumed and agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at the Company’s formation on December 28, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites owned and operated by the Company in the United States, as well as one former site, are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). The sites include the Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River, California wood treating facility. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the Resource Conservation and Recovery Act (“RCRA”)-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted thereat.

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

Grenada.    The Company, together with various co-defendants (including Beazer East), has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of Grenada. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in the state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, which include a total of approximately 115 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. In the federal case action referred to as the Beck case, there were originally a total of approximately 110 plaintiffs. Pursuant to an Order granting defendants’ Motion to Sever, the Court dismissed the claims of 98 plaintiffs without prejudice to their right to refile their Complaints. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts. In the federal case action referred to as the Ellis case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on the Company’s experience in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. Plaintiffs in the four state court cases have recently withdrawn their objections to a transfer of venue to Grenada County. We believe that plaintiffs in these state court cases have also consented to separate trials (instead of consolidated trials) of their respective claims. Discovery in the federal court cases has also been stayed. However, discovery with respect to 12 plaintiffs has been proceeding in the Beck federal case. The Court recently granted the defendants’ Motion to Sever in the Beck case, holding that the claims of the 12 Beck plaintiffs must be tried separately. Prior to the

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

granting of such Motion to Sever on April 14, 2005, the trials of the 12 Beck plaintiffs were scheduled to commence in October 2005. It is expected that the trial of the first Beck plaintiff will occur in October 2005. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on its business, financial condition, cash flows and results of operations.

Stickney.    The Illinois Environmental Protection Agency (“IEPA”) has requested that the Company respond to certain requests for information and conduct a voluntary phased investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised the Company that it made such request as a result of a reported release of oil-like material from the Company’s property into an adjacent river canal. The Company has not yet agreed to conduct such investigation. If the Company does not conduct such an investigation, the IEPA has advised the Company that it may elect to undertake such an investigation itself or it may pursue formal enforcement against the Company.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from the U.S. Environmental Protection Agency (“EPA”). This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. The Company subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments. The first two payments, totaling $1 million each, were made in April 2004 and 2003, respectively. The final payment of $0.9 was made in April 2005.

Additionally, during an investigation the Company initiated at the Company’s Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against the Company by EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment of a $2.1 million fine payable to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. The final payment of $1.0 million was completed in January 2005. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(7)	Comprehensive Income

	Three Months Ended March 31,
	2005	2004
	(In millions)
Net income (loss)	$2.5	$(0.1)
Other comprehensive income:
Unrealized currency translation gain (loss)	(2.2)	0.9

Total comprehensive income	$0.3	$0.8

(8)	Product Warranty Reserves

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these reserves (millions):

	Three Months Ended March 31,
	2005	2004
	(In millions)
Beginning warranty reserve	$6.2	$5.7
Warranty expense charged to income	0.2	0.2
Cash expenditures for warranty claims	—	(0.2)

Ending warranty reserve	$6.4	$5.7

(9)	Pension Expense

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$1.3	$1.4	$0.1	$0.1
Interest cost	2.9	3.0	0.2	0.2
Expected return on plan assets	(2.9)	(2.7)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of gain (loss)	0.7	0.6	—	—
Amortization of transition amounts	(0.3)	(0.1)	—	(0.1)
Curtailment charge	—	0.2	—	—

Net periodic benefit cost	$1.8	$2.5	$0.3	$0.2

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(10)	Subsidiary Guarantors

The Company’s payment obligations under the 9 7/8% Senior Subordinated Notes due 2013 (the “Senior Secured Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers’ (the parent) 100%-owned subsidiaries, Koppers Australia Pty Ltd., and Koppers Industries of Delaware, Inc. (collectively, the “Guarantor Subsidiaries”). The Notes have not been guaranteed by Koppers Assurance, Inc., Koppers Europe, Koppers Arch Investments Pty Ltd, KSA Limited Partnership, or Koppers (China) Carbon and Chemical Co., Limited (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$132.6	$32.6	$2.7	$70.2	$(6.1)	$232.0
Operating expenses:
Cost of sales including depreciation and amortization	122.0	26.2	(0.2)	59.9	(6.1)	201.8
Selling, general and administrative	7.4	2.5	—	5.5	—	15.4

Total operating expenses	129.4	28.7	—	65.4	(6.1)	217.2

Operating profit	3.2	3.9	2.9	4.8	—	14.8
Other income (expense)	9.8	—	3.3	0.4	(13.3)	0.2

Income before interest expense, income taxes and minority interest	13.0	3.9	6.2	5.2	(13.3)	15.0
Interest expense (income)	9.6	0.9	0.2	0.6	(2.0)	9.3
Income tax provision	0.9	0.9	0.1	0.4	—	2.3
Minority interest	—	—	—	0.9	—	0.9

Net income (loss)	$2.5	$2.1	$5.9	$3.3	$(11.3)	$2.5

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

March 31, 2005

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$0.9	$—	$11.2	$—	$12.1
Accounts receivable, net	118.1	19.8	267.2	74.5	(360.4)	119.2
Inventories	70.3	28.2	—	32.2	—	130.7
Deferred tax benefit	10.3	—	—	—	—	10.3
Other	2.4	2.4	—	4.5	—	9.3

Total current assets	201.1	51.3	267.2	122.4	(360.4)	281.6
Equity investments	296.3	14.3	24.3	—	(331.8)	3.1
Fixed assets, net	88.6	22.1	—	41.8	—	152.5
Goodwill	12.0	13.8	—	12.2	—	38.0
Deferred tax benefit	49.4	(0.3)	(4.7)	3.1	—	47.5
Other assets	21.6	0.1	—	1.5	—	23.2

Total assets	$669.0	$101.3	$286.8	$181.0	$(692.2)	$545.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272.8	$48.8	$4.3	$108.6	$(360.6)	$73.9
Accrued liabilities	37.0	8.9	0.1	17.3	—	63.3
Revolver and term loans	21.6	—	—	2.5	—	24.1

Total current liabilities	331.4	57.7	4.4	128.4	(360.6)	161.3
Long-term debt	347.9	—	2.6	8.7	—	359.2
Other long-term liabilities	61.9	0.3	—	24.0	—	86.2

Total liabilities	741.2	58.0	7.0	161.1	(360.6)	606.7
Minority interest	—	—	—	11.4	—	11.4
Stockholders’ equity (deficit)	(72.2)	43.3	279.8	8.5	(331.6)	(72.2)

Total liabilities and stockholders’ equity	$669.0	$101.3	$286.8	$181.0	$(692.2)	$545.9

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2005

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$1.2	$(0.6)	$1.2	$1.9	$—	$3.7
Cash provided by (used in) investing activities:			—
Capital expenditures	(2.1)	(0.3)	—	(1.3)	—	(3.7)
Other	0.1	0.1	—	—	—	0.2

Net cash (used in) investing activities	(2.0)	(0.2)	—	(1.3)	—	(3.5)
Cash (used in) financing activities:
Net (repayments) of revolving credit	(0.9)	—	—	(0.3)	—	(1.2)
Net (repayments) of long-term debt	—	—	(1.2)	—	—	(1.2)

Net cash (used in) financing activities	(0.9)	—	(1.2)	(0.3)	—	(2.4)
Effect of exchange rates on cash	0.9	—	—	(1.4)	—	(0.5)

Net (decrease) in cash and cash equivalents	(0.8)	(0.8)	—	(1.1)	—	(2.7)
Cash and cash equivalents at beginning of year	0.8	1.7	—	12.3	—	14.8

Cash and cash equivalents at end of year	$—	$0.9	$—	$11.2	$—	$12.1

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$5.0	$(3.1)	$—	$2.5	$—	$4.4
Cash provided by (used in) investing activities:			—
Capital expenditures	(2.2)	(0.2)	—	(0.4)	—	(2.8)
Other	—	0.1	—	—	—	0.1

Net cash (used in) investing activities	(2.2)	(0.1)	—	(0.4)	—	(2.7)
Cash provided by (used in) financing activities:
Net borrowings of revolving credit	25.1	0.1	—	0.2	—	25.4
Net (repayments) of long-term debt	(2.0)	—	—	—	—	(2.0)
Dividends paid	(25.0)	—		—	—	(25.0)
Payment of deferred financing costs	(0.1)	—	—	—	—	(0.1)
Purchases of common stock	(1.2)	—	—	—	—	(1.2)

Net cash provided by (used in) financing activities	(3.2)	0.1	—	0.2	—	(2.9)
Effect of exchange rates on cash	0.4	—	—	0.1	—	0.5

Net increase (decrease) in cash and cash equivalents	—	(3.1)	—	2.4	—	(0.7)
Cash and cash equivalents at beginning of year	0.4	4.3	—	4.9	—	9.6

Cash and cash equivalents at end of year	$0.4	$1.2	$—	$7.3	$—	$8.9

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(11)	Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the three months ended March 31, 2005 and 2004 were $8.7 million and $8.0 million, respectively.

	Three Months Ended March 31,
	2005	2004
Net sales:
Carbon Materials & Chemicals	$144.9	$132.0
Railroad & Utility Products	87.1	95.4

Total	$232.0	$227.4
Percentage of net sales:
Carbon Materials & Chemicals	62.5%	58.0%
Railroad & Utility Products	37.5%	42.0%

Total	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	15.1%	11.4%
Railroad & Utility Products	9.2%	9.3%

Total	13.0%	10.6%
Operating profit:
Carbon Materials & Chemicals	$11.0	$6.2
Railroad & Utility Products	3.6	4.5
All Other	0.2	—

Total	$14.8	$10.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including i) raw materials availability, in particular the amount of coal tar available in global markets; ii) global restructuring in the Carbon Materials & Chemicals business including the curtailment of aluminum production in the Northwestern U.S. in part as a result of historically high energy prices; iii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; and iv) low margins in the utility pole business as a result of deregulation.

Results of Operations

Comparison of Results of Operations for the Quarters Ended March 31, 2005 and 2004.

Net Sales.    Net sales for the three months ended March 31, 2005 were higher than 2004 as higher sales for Carbon Materials & Chemicals more than offset lower sales for Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased as pricing increases for phthalic anhydride and furnace coke, primarily as the result of higher raw material costs, more than offset volume reductions of 20% for PAA and pricing reductions of 9% for carbon pitch. Net sales for Railroad & Utility Products decreased compared to the prior year due primarily to a 27% reduction in volumes for untreated crosstie sales, with the reduction due in part to weather-related difficulties in procuring raw materials.

Gross Margin after Depreciation and Amortization.    As a percent of net sales, gross profit after depreciation and amortization increased in total as higher margins for Carbon Materials & Chemicals more than offset a slight decline in margins for Railroad & Utility Products. Gross margin for Carbon Materials & Chemicals increased as the increase in pricing for phthalic anhydride noted above was partially offset by lower volumes for PAA and lower pricing for carbon pitch, as well as higher raw material and logistics costs. Gross margin for Railroad & Utility Products decreased due primarily to reductions in volumes for untreated railroad crossties as noted above.

Depreciation and Amortization.    Depreciation and amortization for 2005 decreased compared to the prior year due primarily to certain assets becoming fully depreciated during 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased primarily as a result of $0.5 million of increased legal expenses in Australasian operations, and a bad debt recovery of approximately $0.4 million in the first quarter of 2004.

Interest expense.    Interest expense increased due to higher average debt levels as a result of higher borrowings on the revolving credit facility in 2005.

Income Taxes.    The Company’s effective income tax rate for the quarter ended March 31, 2005 decreased due primarily to a higher proportion of earnings for U.S. operations compared to foreign operations.

Net Income.    Net income for 2005 compared to the same period last year increased due primarily to higher gross margins in the Carbon Materials & Chemicals business as noted above.

Liquidity and Capital Resources

On November 12, 2004, KI Holdings Inc. was incorporated. On November 18, 2004, all of the common and preferred stock of Koppers Inc. was converted into shares of common and preferred stock of KI Holdings Inc.

On November 18, 2004, KI Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) of 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to KI Holdings’ stockholders. KI Holdings has no direct operations and no significant assets other than approximately $26.9 million of cash and the stock of Koppers Inc. It depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of Koppers Inc.’s senior secured credit facility prohibit Koppers Inc. from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Senior Secured Notes significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to KI Holdings. For example, Koppers’ ability to make such payments under its indenture is governed by a formula based, in part, on 50% of its consolidated net income. In addition, as a condition to making such payments based, in part, on such formula, Koppers Inc. must have a ratio of EBITDA (as defined in the indenture governing the Senior Secured Notes) to interest expense of at least 2.0 to 1.0, after giving effect to any such payments, and must not be in default under that indenture.

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

As of March 31, 2005, the Company had $12.1 million of cash and cash equivalents and $31.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and letter of credit commitments. As of March 31, 2005, $18.9 million of commitments were utilized by outstanding standby letters of credit.

Net cash provided by operating activities decreased compared to the prior year as higher net income and an increase in the utilization of deferred taxes were more than offset by an increase in working capital in 2005 of $8.5 million compared to an increase in working capital in 2004 of $5.5 million.

Capital expenditures were higher than the prior year due primarily to increases in capital expenditures in the U.S. railroad business.

Net cash used in financing activities in 2005 was for debt repayments, while net cash used in financing activities in 2004 related to revolver borrowings of $49.9 million to provide for the payment of $33.4 million in dividends, the repayment of $8.0 million of the term loan, the purchase of $1.5 million of common stock, and the payment of $1.4 million of deferred financing costs.

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

The covenants related to the revolving credit facility also include financial covenants that require Koppers to maintain certain financial ratios, including the following:

•	the Fixed Charge Coverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The Fixed Charge Coverage Ratio at March 31, 2005 was 1.64 to 1.00.

•	the Total Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
March 31, 2005 through September 30, 2005	4.75 to 1.00
December 31, 2005 through September 30, 2006	4.50 to 1.00
December 31, 2006 and thereafter	4.25 to 1.00

•	the Total Leverage Ratio at March 31, 2005 was 3.98 to 1.00.

•	the Senior Leverage Ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed 1.50 to 1.00. The Senior Leverage Ratio at March 31, 2005 was .70 to 1.00.

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

As a result of the provisions in the indenture and security documents relating to subsidiary securities, holders of the Senior Secured Notes may at any time in the future lose a portion of their security interest in the securities of any of the Company’s other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As stated above, Applicable Value is defined as the greatest of book value, par value and market value of a subsidiary’s securities. Currently, all of the capital stock of all of the Company’s domestic subsidiaries other than World-Wide Ventures Corp. and all of the Company’s subsidiaries other than 35% of the voting capital stock of Koppers Europe ApS constitute collateral for the Senior Secured Notes.

The Company has based its determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of March 31, 2005 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of the Company’s subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted the Company’s calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of March 31, 2005:

Subsidiary	Applicable Value as of March 31, 2005	Net Fair Value as of March 31, 2005	Net Book Value as of March 31, 2005
	(in millions)
World-Wide Ventures Corp.(1)	$67.2	$67.2	$1.6
Koppers Australia Holding Company Pty Ltd.(2)	56.4	56.4	14.3
Koppers Australia Pty Ltd.	56.4	56.4	14.3
Koppers Redemption, Inc.	—	—	—
Koppers Delaware, Inc.	23.5	14.8	23.5
Koppers Assurance, Inc.	(24.0)	(24.0)	(39.7)
Koppers Concrete Products, Inc.	0.0	(0.1)	0.0
Concrete Partners, Inc.	2.6	(4.3)	2.6
Koppers Europe ApS	7.6	7.6	(7.5)

(1)	The assets of World-Wide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

Based upon the foregoing, the Applicable Value of the capital stock of Worldwide Ventures Corp. exceeded the Collateral Threshold of $64.0 million as of March 31, 2005. Further, the Company believes that, based upon the significant differences between the Applicable Value of the capital stock of Worldwide Ventures Corp. and the Collateral Threshold as of March 31, 2005 (there have been no significant changes in the operations of Worldwide Ventures Corp. since that date), the Company has determined that the Applicable Value of the capital stock of Worldwide Ventures Corp. currently exceeds the Collateral Threshold. As a result, the pledge of capital stock of Worldwide Ventures Corp. is automatically reduced to the extent that the Applicable Value exceeds the Collateral Threshold.

The Applicable Value of the capital stock of the Company’s other subsidiaries did not exceed the Collateral Threshold as of March 31, 2005. Further, as there have been no significant changes in the operations of each of these subsidiaries since March 31, 2005, the Company has determined that the Applicable Value of the capital stock of each of these subsidiaries currently remains below the Collateral Threshold.

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

In respect of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Redemption, Inc., Koppers Assurance, Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. The Company has calculated the estimated market value of its subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended March 31, 2005, and multiplying this EBITDA by a multiple used by the Company for purposes of valuing the common stock of its parent, KI Holdings Inc. KI Holdings Inc. retains an independent appraisal firm for purposes of calculating the market value of its common stock annually on a going concern basis, as provided for in the Company’s stockholders’ agreement, and in connection with determining equity-based compensation, and the Company has used the midpoint of the range used by such firm, based on the fact that the value of KI Holdings Inc. shares are based upon the performance of its wholly owned subsidiary, Koppers Inc. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of its subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of the Company’s subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of March 31, 2005 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of World-Wide Ventures Corp., would have to decrease in order for the capital stock of World-Wide Ventures Corp. which is currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(in millions)
World-Wide Ventures Corp.	$(3.2)
Koppers Australia Holding Company Pty Ltd.	7.6
Koppers Australia Pty Ltd.	7.6
Koppers Redemption, Inc.	64.0
Koppers Delaware, Inc.	40.5
Koppers Assurance, Inc.	88.0
Koppers Concrete Products, Inc.	64.0
Concrete Partners, Inc.	61.4
Koppers Europe ApS	56.4

Legal Matters

The Company is involved in litigation and various proceedings relating to antitrust matters, environmental laws and toxic tort matters.

Government Investigations

In late 2002 the Company contacted the Canadian Competition Bureau (“CCB”) and offered its cooperation with respect to industry competitive practices concerning the production, supply and sales of coal tar pitch, naphthalene, creosote oil and carbon black feedstock. As a result of the Company’s cooperation, in April 2003 the CCB granted the Company a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of coal tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. This grant of immunity by the CCB applies to any governmental fine or penalty related to Canada’s investigation of industry competitive practices in the coal tar pitch, naphthalene, creosote oil and carbon black feedstock markets prior to 2001. The Company has had no recent communications with the CCB. Similar investigations of industry competitive practices by the European Commission and the United States Department of Justice have been terminated. The Company’s failure to comply with the applicable conditions in the CCB’s provisional guarantee of immunity could subject the Company to fines. Such fines, if assessed against the Company, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

In April 2005, the New Zealand Commerce Commission (the “NZCC”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited (“KANZ”), Koppers Arch Investments Pty Limited (“Koppers Arch Investments”), Koppers Australia Pty Limited, TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986 (the “Act”). The NZCC seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. The Act provides that the NZCC may seek pecuniary penalties against each corporate defendant for each cause of action not to exceed the higher of (i) $NZ10,000,000, (ii) three times the commercial gain from the contravention or (iii) 10% of the turnover of the corporate defendant and all interconnected companies. KANZ is seeking to cooperate with the NZCC. Although it is likely that penalties will be ordered by the High Court as a result of the proceedings, the Company does not currently have enough information to determine the amount of any such penalties. Such penalties, if ordered, could have a material adverse effect on the business, financial condition, cash flows and results of operations of those companies. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

Koppers Arch Wood Protection (Aust) Pty Limited (“Koppers Arch Australia”) has also made an application for leniency under the Australian Competition and Consumer Commission’s (the “ACCC”) policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violation of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (a subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

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

Product Liability Cases.    The Company, along with other defendants, has been named as a defendant in eleven cases in Pennsylvania and four cases in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to one or more of the defendants’ products, including coal, coke and coal tar pitch. The cases are in the early stages of discovery, and therefore no determination can currently be made as to the likelihood or extent of any liability to Koppers. Although the Company is vigorously defending these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada.    Koppers, together with various co-defendants, has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi (“Grenada”). See “Environmental and Other Liabilities Retained or Assumed by Others”.

Other Financial Matters

Acquisition of Specialty Chemicals Business.    On April 14, 2005, the Company’s subsidiary located in the United Kingdom entered into an agreement to purchase the specialty chemical business and certain related assets of a manufacturing company located in the United Kingdom. The purchased assets consist primarily of certain assets related to production (excluding land) and customer contracts. The purchase, which was financed by a loan from a lending institution in the United Kingdom, was completed during the second quarter of 2005.

Interest Rate Swap.    In January 2004 the Company entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the quarter ended March 31, 2005 was to lower interest expense by approximately $0.3 million. The fair value of the swap agreement at March 31, 2005 was a liability of approximately $2.0 million.

Recently Issued Accounting Guidance

In April 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of FIN No. 47 on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the fiscal year beginning after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

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

American Jobs Creation Act of 2004.    In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate through December 31, 2005. The FASB issued FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company is evaluating the consequences of repatriating up to $3 million with a related range of income tax effects that cannot be reasonably estimated as of the time of issuance of these financial statements. The Company expects to complete its review by December 31, 2005, and will recognize the income tax effect, if any, in the period when a decision whether to repatriate is made.

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify the Company with regard to certain environmental claims or environmental cleanup liabilities and imposes certain conditions on the Company before receiving such indemnification, including certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, the Company entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, the Company will pay Beazer East four installments over three years totaling $7 million and share toxic tort litigation costs arising from any sites acquired from Beazer East. The first payment of $2 million was made in July 2004.

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites owned and operated by the Company in the United States, as well as one former site, are listed on the National Priorities List promulgated under CERCLA. The sites include the Company’s Gainesville, Florida wood treating facility; the Galesburg, Illinois wood treating facility; the Florence, South Carolina wood treating facility; and the former Feather River, California wood treating facility. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the RCRA-permitted sites), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted thereat.

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

Grenada.    The Company, together with various co-defendants (including Beazer East), has been named as a defendant in four toxic tort lawsuits in various state courts in Mississippi and in two toxic tort lawsuits in federal court in Mississippi arising from the operation of Grenada. The Complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in the state court cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. In the state court actions, which include a total of approximately 115 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. In the federal case action referred to as the Beck case, there were originally a total of approximately 110 plaintiffs. Pursuant to an Order granting defendants’ Motion to Sever, the Court dismissed the claims of 98 plaintiffs without prejudice to their right to refile their Complaints. Each plaintiff in the Beck case seeks compensatory damages from the defendants in an unspecified amount and punitive damages of $20 million for each of four counts. In the federal case action referred to as the Ellis case, there are approximately 1,130 plaintiffs. Each plaintiff in the Ellis case seeks compensatory damages from the defendants of at least $5 million for each of seven counts and punitive damages of at least $10 million for each of three counts. Based on the Company’s experience in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state court and federal court actions are supported by the facts of the cases. The Company is seeking to transfer venue of the state court cases to Grenada County, Mississippi. The venue issue is currently on appeal to the Mississippi Supreme Court. During the pendency of the appeal, discovery in the state court cases has been stayed. Plaintiffs in the four state court cases have recently withdrawn their objections to a transfer of venue to Grenada County. We believe that plaintiffs in these state court cases have also consented to separate trials (instead of consolidated trials) of their respective claims. Discovery in the federal court cases has also been stayed. However, discovery with respect to 12 plaintiffs has been proceeding in the Beck federal case. The Court recently granted the defendants’ Motion to Sever in the Beck case, holding that the claims of the 12 Beck plaintiffs must be tried separately. Prior to the granting of such Motion to Sever on April 14, 2005, the trials of the 12 Beck plaintiffs were scheduled to commence in October 2005. It is expected that the trial of the first Beck plaintiff will occur in October 2005. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on its business, financial condition, cash flows and results of operations.

Stickney.    The Illinois Environmental Protection Agency (“IEPA”) has requested that the Company respond to certain requests for information and conduct a voluntary phased investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised the Company that it made such request as a result of a reported release of oil-like material from the Company’s property into an adjacent canal. The Company has not yet agreed to conduct such investigation. If the Company does not conduct such an investigation, the IEPA has advised the Company that it may elect to undertake such an investigation itself or it may pursue formal enforcement against the Company.

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports, and the analytical data in support of the reports and applications. The EPA subsequently alleged that the Company violated various provisions of the Clean Water Act. The Company subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments. The first two payments, totaling $1.0 million each, were made in April 2004 and 2003, respectively. The final payment of $0.9 million was made in April 2005.

Additionally, during an investigation the Company initiated at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a Complaint against the Company by the EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment of a $2.1 million fine payable to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and the EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. The final payment of $1.0 million was completed in January 2005. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

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

At the annual meeting of shareholders on February 16, 2005 the following individuals were unanimously elected to continue as Directors: Robert Cizik, Christian L. Oberbeck, David M. Hillenbrand, Clayton A. Sweeney, and Walter W. Turner. Additionally, the shareholders unanimously ratified the retention of Ernst & Young LLP by the Audit Committee to continue as independent auditor of the Company.

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

(b) Reports on Form 8-K:

i) Form 8-K dated March 24, 2005 regarding a press release announcing 2004 year end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Koppers Inc.
(Registrant)

Date: May 11, 2005	By:	/S/ BRIAN H. MCCURRIE
Brian H. McCurrie
Cheif Financial Officer
(Principal Financial Officer,
Principal Accounting Officer)