Form 10-K
period 2005-12-31
KOPPERS INC
filed 2006-03-21
CIK 916075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2005, the registrant did not have a class of voting shares held by non-affiliates.

Common Stock, par value $.01 per share, outstanding at February 28, 2006 amounted to one share.

Documents incorporated by reference:  None

PART I

ITEM1.    BUSINESS

General

Koppers Inc. (“we”, “Koppers” or the “Company”) is a leading integrated global provider of carbon compounds and commercial wood treatment products. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. We provide products which represent only a small portion of our customers’ costs but are essential inputs into the products they produce and the services they provide. We serve our customers through a comprehensive global manufacturing and distribution network, including 35 manufacturing facilities located in North America, Australasia, China, Europe and South Africa. For the twelve months ended December 31, 2005, we generated net sales of $1,030.2 million and net income of $18.9 million.

We operate two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. Through our Carbon Materials & Chemicals business (60% of 2005 net sales), we believe we are the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. We process coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through our Railroad & Utility Products business (40% of 2005 net sales), we are the largest North American supplier of railroad crossties. Our other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

Our operations are, to a substantial extent, vertically integrated and employ a variety of processes, as illustrated in the following flow diagram:

We were formed in October 1988 as “Koppers Industries, Inc.” under the laws of the Commonwealth of Pennsylvania by management, Beazer, Inc. and KAP Investments, Inc. (“KAP”, a subsidiary of Koppers Australia Pty. Limited) (“Koppers Australia”) to facilitate the acquisition of certain assets of Koppers Company, Inc. in a management-led leveraged buyout that closed on December 29, 1988 (the “Acquisition”). Koppers Company, Inc., now known as Beazer East, Inc. (“Beazer East”, but referred to herein as “Old Koppers” for periods prior to the Acquisition) had been acquired in June 1988 by BNS Acquisitions, Inc., a wholly owned indirect subsidiary of Beazer PLC, now known as Beazer Limited (“Beazer Limited”). Effective February 24, 2003 we changed our name to Koppers Inc. to reflect the global and diversified nature of the Company’s businesses.

Subsidiary of Koppers Holdings Inc.

On November 12, 2004, Koppers Holdings Inc. (“Koppers Holdings”, formerly KI Holdings) was incorporated. On November 18, 2004, all of our common and preferred stock was converted into shares of common and preferred stock of Koppers Holdings and Koppers Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Holdings Notes”). Koppers Holdings has no direct operations and no significant assets other than our stock. It depends on dividends from the earnings of us and our subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Holdings Notes. The terms of our senior secured credit facility prohibit us from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing our Senior Secured Notes (as described herein) significantly restrict us from paying dividends and otherwise transferring assets to Koppers Holdings.

Industry Overview

Coal tar is a by-product generated through the processing of coal into coke for use in steel and iron manufacturing. We produce and distribute a variety of intermediate chemical products derived from the coal tar distillation process, including the co-products of the distillation process. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%). Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products.

We believe that demand for aluminum and railroad track maintenance substantially drive growth in our two principal businesses. Through our leading market positions and global presence, we believe we are uniquely well-positioned to capitalize on favorable trends within our end-markets. According to the King Report, worldwide aluminum production increased 6.8% to 31.9 million metric tons in 2005 and was expected to grow by 4.0% in 2006 and 5.0% in 2007. Carbon pitch requirements for the aluminum industry were 3.0 million metric tons in 2005 and are expected to grow as a function of growth in aluminum production.

The North American phthalic anhydride industry has production capacity of approximately 1.2 billion pounds and is a feedstock for plasticizers, unsaturated polyester resins, alkyd resins and other miscellaneous chemicals.

The railroad crosstie business is benefiting and will likely continue to benefit from positive general economic conditions in the railroad industry and from expected increases in spending on both new track and existing track maintenance. The RTA estimates that approximately 15.0 million crossties for Class 1 railroads, were installed in the United States and Canada in 2005 and approximately 16.5 million crossties were projected to be installed in 2006.

The U.S. market for treated wood utility pole products is characterized by a large number of small producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically with over 200 investor-owned electric and telephone utilities and 2,800 smaller municipal utilities and rural electric associations.

On August 10, 2005, the President signed a federal transportation bill into law that provides $286.5 billion of funding for various projects in the transportation industry. This legislation is the most comprehensive legislation for the transportation industry since the last transportation bill expired in 2003. Although it is difficult to estimate the impact of this legislation on our business, we believe that it is likely to benefit us directly by increased sales related to projects identified in the legislation or indirectly as additional railroad capital can be reallocated to infrastructure maintenance priorities.

Our Business Strategy

Capitalize on Attractive Growth Opportunities.    We believe our existing key end-markets, especially the aluminum and railroad industries, and geographic focus provide attractive growth opportunities. We are well positioned to capitalize on these opportunities. In addition, we intend to pursue growth opportunities in three ways:

•	New Regional Expansion: We intend to leverage our global reach by capitalizing on opportunities in high-growth regions such as China, the Middle East, India and Eastern Europe and expect demand for our products in these regions to grow faster than in our core markets. For example, in 1999 we entered into a joint venture with Tangshan Iron & Steel Co., or TISCO, in Tangshan, China to establish a platform in the fast growing Asian markets.

•	Selective Acquisitions: We intend to continue to selectively pursue complementary opportunities in areas that enable us to build upon our product portfolio, expand our customer base and leverage our existing customer relationships. For example, in April 2005, we acquired the business and assets of U.K. based Lambson Speciality Chemicals Limited. This acquisition provides us with an opportunity to expand and enhance our relationships with existing suppliers and customers and enables us to further diversify our product lines through the production and sale of various specialty chemicals.

•	Development of New Products: We expect to expand many of our product lines through the development of related products to meet new end-use applications. For example, we have introduced a coal tar and petroleum pitch blend that results in up to a 60% reduction in the regulated constituents in air emissions from aluminum smelters utilizing the Soderberg process. In addition, we have recently introduced a new carbon foam product that has wide-ranging applications in the telecommunication and transportation markets. We also have patents pending for, and we are in the developmental stage of, new pitch products to be used in friction materials (brakes), carbon, graphite and rubber products.

Maximize Cash Flow and Reduce Financial Leverage.    We reduced our financial leverage by using a portion of our net proceeds from our parent company’s initial public offering which was consummated in February 2006 and a portion of cash flow from operations after required capital expenditures. We will maintain a disciplined approach to our capital spending and working capital management in order to maximize free cash flow, while continuing to support our well maintained fixed asset base and deliver superior service to our customers. We have historically generated substantial cash flow from operations and have funded our capital expenditure and working capital requirements through internal cash flow generation.

Continue Productivity and Cost Reduction Initiatives.    We are focused on improving our profitability and cash flows by achieving productivity enhancements and by improving our cost platform. For example, in 2003 we implemented a number of initiatives to rationalize our capacity, streamline operations and improve productivity.

During the fourth quarter of 2003 we determined that capacity rationalization was required in our U.S. Carbon Materials & Chemicals business to increase competitiveness within the North American aluminum market. Accordingly, in December 2003 we ceased production at our carbon materials facility in Woodward, Alabama. Additionally, during the fourth quarter of 2003 we concluded that our carbon materials port operation in Portland, Oregon was an impaired facility based on its current and long-term economic prospects as a result of recent negotiations with a significant customer. In September 2003, we closed our Logansport, Louisiana wood treating plant due to deteriorating local market conditions for utility products. These initiatives were completed on schedule and within budget and have improved our annual profitability by approximately $4.9 million.

During the fourth quarter of 2005, we incurred an impairment charge of $0.6 million related to assets at our wood treating facility in Superior, Wisconsin. We will make a determination during the first half of 2006 as to the future of this facility. During 2005, we also incurred $0.8 million related to the closure of our wood treating facility in Montgomery, Alabama. The ceasing of production and closure of the facility is expected to increase capacity utilization at certain other wood treating plants and provide for improved operating efficiencies and profitability for the business. We continually review under-performing assets with the purpose of improving productivity and enhancing our return on invested capital.

Carbon Materials & Chemicals

Our Carbon Materials & Chemicals business manufactures five principal products: (a) carbon pitch, used in the production of aluminum and steel; (b) phthalic anhydride, used in the production of plasticizers and polyester resins; (c) creosote, used in the treatment of wood; (d) carbon black (and carbon black feedstock), used in the manufacture of rubber tires; and (e) furnace coke, used in steel production. Carbon pitch, phthalic anhydride, creosote and carbon black feedstock are produced through the distillation of coal tar, a by-product of the transformation of coal into coke. The Carbon Materials & Chemicals business’ profitability is impacted by its cost to purchase coal tar in relation to its prices realized for carbon pitch, phthalic anhydride, creosote and carbon black. We have three tar distillation facilities in the United States, one in Australia, one in China, one in Denmark and two in the United Kingdom, strategically located to provide access to coal tar and to facilitate better service to our customers with a consistent supply of high-quality products. For 2005, 2004 and 2003, respectively, principal products comprised the following percentages of net sales for Carbon Materials & Chemicals (excluding intercompany sales): (i) carbon pitch, 33%, 36% and 38%; (ii) phthalic anhydride, 14%, 14% and 12%; (iii) carbon black (and carbon black feedstock), 9%, 9% and 10%; (iv) furnace coke, 10%, 9% and 8%; and (v) creosote, 3%, 3% and 4%.

We believe we have a strategic advantage over our competitors based on our ability to access coal tar from many global suppliers and subsequently blend such coal tars to produce carbon pitch with the consistent quality important in the manufacturing of quality anodes for the aluminum industry. Our eight coal tar distillation facilities, four of which have port access, and three carbon pitch terminals give us the ability to offer customers multiple sourcing and a consistent supply of high quality products. In anticipation of potential reductions of U.S. coke capacity, we have secured coal tar supply through long-term contracts.

Coal tar distillation involves the conversion of coal tar into a variety of intermediate chemical products in processes beginning with distillation. During the distillation process, heat and vacuum are utilized to separate coal tar into three primary components: carbon pitch (approximately 50%), creosote oils (approximately 30%) and chemical oils (approximately 20%).

Our Carbon Materials & Chemicals business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our global marketing officer in Australia. We maintain inventories at our plant locations and do not factor our inventories or receivables to third parties.

Carbon Pitch

We produce carbon pitch through the tar distillation process. Sales terms are negotiated by centralized sales departments in the United States, Australia and Europe and are generally evidenced by long-term sales contracts and purchase orders which are coordinated through our global marketing group at corporate headquarters and in Australia.

Over 75% of our carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to five years, many with provisions for periodic pricing reviews. Demand for carbon pitch generally has fluctuated with production of primary aluminum. However, global restructuring in the electrode and aluminum markets during the past several years has resulted in reduced volumes in domestic markets. Because all coal tar products are produced in relatively fixed proportion to carbon pitch, the level of carbon pitch consumption generally determines the level of production of other coal tar products. The commercial carbon industry, the second largest user of carbon pitch, uses carbon pitch to produce electrodes and other specialty carbon products for the steel industry. There are currently no known viable substitutes for carbon pitch in the production of carbon anodes used in the aluminum production process.

Creosote

We produce creosote as a co-product of the tar distillation process. Sales terms for external creosote sales are negotiated by centralized sales departments in the United States, Australia and Europe and are generally evidenced by long-term sales contracts and purchase orders.

Creosote is used as a commercial wood treatment to preserve railroad crossties and lumber, utility poles and piling. To the extent that we have excess creosote that is not sold for use in treating wood products, distillate oils are sold into the carbon black market rather than being blended to creosote specifications.

Globally, approximately 79% of our total creosote production was sold to our Railroad & Utility Products business in 2005. The Railroad & Utility Products business purchases substantially all of its creosote from the Carbon Materials & Chemicals business. We are the only major competitor in this market that is integrated in this fashion. The remainder of our creosote is sold to railroads or to other wood treaters. We have several competitors in the creosote market.

Carbon Black

Carbon black is manufactured in Australia at a carbon black facility using both petroleum oil and coal tar based feedstocks, which are subjected to heat and rapid cooling within a reactor. Additionally, tar-based carbon black feedstock is manufactured as a co-product of the tar distillation process and can be produced at our three domestic, one Australian, one Chinese, and three European tar distillation facilities. Sales terms are negotiated by centralized sales departments in Australia, the United States and Europe and are generally evidenced by long-term sales contracts and purchase orders.

Phthalic Anhydride

We manufacture phthalic anhydride using both internally-sourced naphthalene, a by-product of the tar distillation process, and externally-sourced orthoxylene. Sales terms are negotiated by a centralized sales department in the United States and are generally evidenced by long-term sales contracts and purchase orders.

Chemical oils resulting from the distillation of coal tars are further refined by us into naphthalene, which is the primary feedstock used by us for the production of phthalic anhydride. The primary markets for phthalic anhydride are in the production of plasticizers, unsaturated polyester resins and alkyd resins. Naphthalene is also sold into the industrial sulfonate market for use as dispersants in the concrete additive and gypsum board markets. Additional end-uses include oil field additives, agricultural emulsifiers, synthetic tanning agents and dyestuffs.

On a worldwide basis, naphthalene and orthoxylene, a refined petroleum derivative, are both used as feedstock for the production of phthalic anhydride. We are the only North American phthalic anhydride producer capable of utilizing both orthoxylene and naphthalene for this production. Our ability to utilize naphthalene as a by-product of coal tar distillation gives us a stable supply of feedstock. We believe that our ability to utilize our internally produced naphthalene gives us a lower-cost feedstock for the production of phthalic anhydride since historically our cost to produce naphthalene has been lower than our cost to purchase orthoxylene. However, prior to 2004 there were difficult market conditions and corresponding low operating rates for most producers. Market conditions for phthalic anhydride improved in 2004 and have remained stable.

Furnace Coke

We produce furnace coke using its primary raw material, coal. Sales terms are negotiated by a centralized sales department in the United States, and all coke is currently sold to one customer under a three year sales contract which expires December 31, 2006. The contract can be renewed for an additional two years if the parties agree by the end of the second quarter of 2006.

Furnace coke is a carbon and fuel source required in the manufacturing of steel. Coal, the primary raw material, is carbonized in oxygen-free ovens to obtain the finished product. Coke manufacturers are either an integrated part of a steel company or, as in our case, operate independently and are known as “merchant producers.”

Our coke business consists of one production facility located in Monessen, Pennsylvania, which produces furnace coke. The plant consists of two batteries with a total of 56 ovens and has a total capacity of approximately 360,000 tons of furnace coke per year. All of the ovens were rebuilt in 1980 and 1981, which, together with recent improvements, makes our Monessen facility one of the most modern coking facilities in the United States.

Before the expiration of the related tax law at December 31, 2002, our Monessen facility qualified for a tax credit based on its production of coke as a non-conventional fuel and the sale thereof to unrelated third parties. The tax credit generated per ton of coke sold was tied to a per barrel of oil equivalent determined on a BTU basis and adjusted annually for inflation. The value of this tax credit per ton of coke was approximately $28.00 in 2002. In December 1999, we entered into a transaction with a third party which resulted in substantially all tax credits generated as a result of the production and sale of coke at our Monessen facility being transferred to the third party. In 2003 and 2002, we earned $0.1 million and $9.8 million, respectively, for the transfer of tax credits (the 2003 amount was a retroactive inflation adjustment). The tax credits expired at the end of 2002. Prior to the Monessen transaction, we earned these credits.

On August 8, 2005, the President signed the Energy Policy Act of 2005 into law. Included in this legislation are non-conventional fuel tax credits earned for the production and sale of coke to a third party. These credits against federal income tax will be earned in conjunction with the coke operations at our Monessen, Pennsylvania facility. The tax credit generated per ton of coke sold is tied to a per barrel of oil equivalent on a BTU basis and adjusted annually for inflation. The credits are effective January 2006, expire December 2009 and can be carried forward for 20 years. Based on our understanding of the Energy Policy Act of 2005 and subject to final determination of an oil price range, and also further legislation with respect to non-conventional fuel tax credits expected in 2006, we have the potential to earn up to $4 million per year of credits that will reduce federal income taxes.

Other Products

We are also a 51% owner of a timber preservation chemicals business that operates throughout Australia, New Zealand, Southeast Asia and South Africa. Timber preservation chemicals are used to impart durability to timber products used in building/construction, agricultural and heavy-duty industrial markets. The most commonly used chemicals are copper chrome arsenates, light organic solvent preservatives, copper co-biocides, sapstain control products and creosote.

Roofing pitch and refined tars are also produced in smaller quantities and are sold into the commercial roofing and pavement sealer markets, respectively. We sell roofing warranties to certain customers for its built-up roofing systems which are installed by third party contractors, approved by us, who use its roofing products.

The Carbon Materials & Chemicals business’ ten largest customers represented approximately 42%, 44% and 44% of the business’ net sales for 2005, 2004 and 2003, respectively. We have a number of global competitors in the carbon pitch market.

Coal tar is purchased from a number of outside sources as well as from our Monessen facility. Primary suppliers are United States Steel Corporation, Mittal Steel USA, China Steel Chemical Corporation, Bluescope Steel (AIS) Pty. Limited, OneSteel Manufacturing Pty. Ltd., Corus Group PLC and Mountain States Carbon.

Management believes that our ability to source coal tar and carbon pitch from overseas markets through our foreign operations, as well as our research of petroleum feedstocks, will assist in securing an uninterrupted supply of carbon pitch feedstocks.

In 1999, we entered into a joint venture agreement with TISCO to rehabilitate and operate a tar distillation facility in China. The joint venture, Koppers China, is 60% owned by us and began production of coal tar products in 2001. On January 1, 2004, we resumed operating control of Koppers China and began to consolidate its results in the first quarter of 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters.”

Railroad & Utility Products

We market commercial wood treatment products primarily to the railroad and public utility markets, primarily in the United States and Australasia. The Railroad & Utility Products business’ profitability is influenced by the demand for railroad products by Class 1 railroads, demand for transmission and distribution poles by electric and telephone utilities and its cost to procure wood. For the year ended December 31, 2005, sales of railroad products and services represented approximately 80% of the Railroad & Utility Products business’ net sales. Railroad products include procuring and treating items such as crossties, switch ties and various types of lumber used for railroad bridges and crossings. Utility products include transmission and distribution poles for electric and telephone utilities and piling used in industrial foundations, beach housing, docks and piers. The Railroad & Utility Products business operates 17 wood treating plants, one specialty trackwork facility, one co-generation facility and pole distribution yards located throughout the United States and Australia. Our network of plants is strategically located near timber supplies to enable us to access raw materials and service customers effectively. In addition, our crosstie treating plants typically abut railroad customers’ track lines, and our pole distribution yards are typically located near our utility customers.

Our Railroad & Utility Products business manufactures its primary products and sells them directly to our customers through long-term contracts and purchase orders negotiated by our regional sales personnel and coordinated through our marketing group at corporate headquarters. We maintain inventories at our plant locations and procurement yards and do not factor our inventories or receivables to third parties.

The Railroad & Utility Products business’ largest customer base is the Class 1 railroad market, which buys 79% of all crossties produced in the United States and Canada. We have also been expanding key relationships with some of the approximately 550 short-line and regional rail lines. The railroad crosstie market is a mature market with approximately 19 million replacement crossties purchased during 2005, representing an estimated $551 million in sales. We currently have contracts with six of the seven North American Class 1 railroads and have enjoyed long-standing relationships with this important customer base. These relationships have been further strengthened recently due to our ability to absorb additional treating volumes into our existing infrastructure, with such additional volumes resulting from the exit of a major competitor from the wood treating business. We intend to focus on integrating this additional treating volume while capitalizing on our relationships with railroads by offering an expanded list of complementary product offerings that the railroads may be interested in outsourcing.

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

Hardwoods, such as oak and other species, are the major raw materials in wood crossties. Hardwood prices, which account for approximately 61% of a finished crosstie’s cost, fluctuate with the demand from competing hardwood lumber markets, such as oak flooring, pallets and other specialty lumber products. Normally, raw material price fluctuations are passed through to the customer according to the terms of the applicable contract. Weather conditions can be a factor in the supply of raw material, as unusually wet conditions may make it difficult to harvest timber.

In the United States, hardwood lumber is procured by us from hundreds of small sawmills throughout the northeastern, midwestern and southern areas of the country. The crossties are shipped via rail car or trucked directly to one of our eleven crosstie treating plants, all of which are on line with a major railroad. The crossties are either air-stacked for a period of six to twelve months or artificially dried by a process called boultonizing. Once dried, the crossties are pressure treated with creosote, a product of our Carbon Materials & Chemicals business.

Our top ten Railroad & Utility Products accounts comprised approximately 67%, 68% and 70% of Railroad & Utility Products’ net sales for 2005, 2004 and 2003, respectively, and many are serviced through long-term contracts ranging from one to seven years on a requirements basis. Our sales to the railroad industry are coordinated through our office in Pittsburgh, Pennsylvania. There are several principal regional competitors in this market.

We believe that the threat of substitution for the wood crosstie is low due to the higher cost of alternative materials. Concrete crossties, however, have been identified by the railroads as a feasible alternative to wood crossties in limited circumstances. In 1991, we acquired a 50% partnership interest in KSA Limited Partnership, a concrete crosstie manufacturing facility in Portsmouth, Ohio, in order to take advantage of this growth opportunity. In 2005, an estimated 1.1 million concrete crossties, or 6% of total tie insertions, were installed by Class 1 railroads. We believe that concrete crossties will continue to command approximately this level of market share. While the cost of material and installation of a concrete crosstie is much higher than that of a wood crosstie, the average lives of wood and concrete crossties are similar.

Utility poles are produced mainly from softwoods such as pine and fir in the United States and from hardwoods of the eucalyptus species in Australia. Most of these poles are purchased from large timber owners and individual landowners and shipped to one of our pole-peeling facilities. While crossties are treated exclusively with creosote, we treat poles with a variety of preservatives, including pentachlorophenol, copper chrome arsenates and creosote.

In the United States the market for utility pole products is characterized by a large number of small, highly competitive producers selling into a price-sensitive industry. The utility pole market is highly fragmented domestically, with over 200 investor-owned electric and telephone utilities and 2,800 smaller municipal utilities and rural electric associations. Approximately 2.25 million poles are purchased annually in the United States, with a smaller market in Australia. In recent years we have seen our utility pole volumes decrease due to industry deregulation, its impact on maintenance programs, and overcapacity in the pole treating business. We expect demand for utility poles to remain at low levels. In Australia, in addition to utility poles, we market smaller poles to the agricultural, landscape and vineyard markets.

During 2005, sales of pole products accounted for approximately 20% of Railroad & Utility Products’ net sales. We have nine principal competitors in the utility products market. There are few barriers to entry in the utility products market, which consists of regional wood treating companies operating small to medium-size plants and serving local markets.

Equity Investments and Related Parties

Domestic Joint Venture: KSA Limited Partnership

KSA Limited Partnership, located in Portsmouth, Ohio, produces concrete crossties, a complementary product to our wood treatment crosstie business. We own 50% of KSA, with the other 50% owned by subsidiaries of Lehigh Cement Company. KSA Limited Partnership also provides concrete turnouts, used in rail traffic switching, and used crosstie rehabilitation.

Research and Development

As of December 31, 2005, we had 11 full-time employees engaged in research and development and technical service activities. Our research efforts are directed toward new product development regarding alternate uses for coal tar and technical service efforts to promote the use of creosote. We believe the research and technical efforts provided in these areas are adequate to maintain a leadership position in the technology related to these products. Expenditures for research and development for 2005, 2004 and 2003 were $2.8 million, $2.2 million and $2.3 million, respectively.

Technology and Licensing

In 1988, we acquired certain assets from Koppers Company, Inc., including the patents, patent applications, trademarks, copyrights, transferable licenses, inventories, trade secrets and proprietary processes used in the businesses acquired. The most important trademark acquired was the name “Koppers.” The association of the name with the chemical, building, wood preservation and coke industries is beneficial to our company, as it represents long-standing, high quality products. As long as we continue to use the name “Koppers” and comply with applicable registration requirements, our right to use the name “Koppers” should continue without expiration. The expiration of other intellectual property rights is not expected to materially affect our business.

Environmental Matters

Our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations relating to protection of the environment and human health and safety, including those concerning the treatment, storage and disposal of wastes, the investigation and remediation of contaminated soil and groundwater, the discharge of effluents into waterways, the emission of substances into the air, as well as various health and safety matters. Environmental laws and regulations are subject to frequent amendment and have historically become more stringent. We have incurred and could incur in the future significant costs as the result of our failure to comply with, and liabilities under, environmental laws and regulations, including cleanup costs, civil and criminal penalties, injunctive relief and denial or loss of, or imposition of significant restrictions on, environmental permits. In addition, we have been and could in the future be subject to suit by private parties in connection with alleged violations of or liabilities under environmental laws and regulations.

We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2005 and 2004 were approximately $3.8 million and $4.7 million, respectively, which include provisions primarily for environmental fines and soil remediation. For the last three years, our annual capital expenditures in connection with environmental control facilities averaged approximately $4.4 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $9.7 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $9 million for 2006. We believe that we will have continuing significant expenditures associated with compliance with environmental laws and regulations and, to the extent not covered by insurance or available recoveries under third-party indemnification arrangements, for present and future remediation efforts at plant sites and third-party waste sites and other liabilities associated with environmental matters. There can be no assurance that these expenditures will not exceed current estimates and will not have a material adverse effect on our business, financial condition, cash flow and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Liabilities Retained or Assumed by Others” and “—Other Environmental Matters.”

Segment Information.    Information regarding our segment revenues, profits, assets and geographical information is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.

Seasonality.    Information regarding the seasonality of our businesses is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters”.

Employees and Employee Relations

As of December 31, 2005, we employed 691 salaried employees and 1,335 non-salaried employees. Listed below is a breakdown of employees by our businesses, including administration.

Business	Salaried	Non-Salaried	Total
Carbon Materials & Chemicals	365	619	984
Railroad & Utility Products	239	716	955
Administration	87	0	87

Total Employees	691	1,335	2,026

Of our employees, approximately 57% are represented by 20 different labor unions and are covered under numerous labor contracts. The United Steelworkers of America, or the USWA, which had represented more than 300 employees at six of our facilities, recently merged with the Paper, Allied-Industrial, Chemical & Energy Workers’ International Union, or PACE, which had represented nearly 200 employees at four of our facilities. The USWA currently represents more than 500 of our employees at ten of our facilities and, therefore, represents the largest number of our unionized employees. Labor contracts that expire in 2006 cover approximately 13% of our total labor force.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events and international operations. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations and our liquidity.

Risks Relating to Our Business

We may not be able to compete successfully in any or all of the industry segments in which we operate.

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. If we are unable to respond successfully to changing competitive conditions, the demand for our products could be affected. We believe that the most significant competitive factor for our products is selling price. Additionally, some of the purchasers of our coke are capable of supplying a portion of their needs from their own coke production as well as from suppliers outside the United States who are able to import coke into the United States and sell it at prices competitive with those of U.S. suppliers. Some of our competitors have greater financial resources and larger capitalization than we do.

Demand for our products is cyclical and we may experience prolonged depressed market conditions for our products.

Our products are sold primarily in mature markets which historically have been cyclical, such as the aluminum, specialty chemical and utility industries.

•	The principal consumers of our carbon pitch are primary aluminum smelters. Although the aluminum industry has experienced growth on a long-term basis, there may be cyclical periods of weak demand which could result in decreased primary aluminum production. Our pitch sales have historically declined during such cyclical periods of weak global demand for aluminum.

•	The principal use of our phthalic anhydride is in the manufacture of plasticizers and flexible vinyl, which are used mainly in the housing and automobile industries. Therefore, a decline in remodeling and construction or global automobile production could reduce the demand for phthalic anhydride.

•	The principal customers for our coke are U.S. integrated steel producers. The prices at which we will be able to sell our coke in the future will be greatly affected by the demand for coke from the steel industry and the supply of coke from the U.S. integrated steel producers’ own coke production and from foreign sources.

•	Over the last several years, utility pole demand has declined as utilities in the United States and Australia have reduced spending due to competitive pressures arising from deregulation. Deregulation may continue to negatively affect both the new and replacement pole installation markets.

We are dependent on major customers for a significant portion of our net sales, and the loss of one or more of our major customers could result in a significant reduction in our profitability.

For the year ended December 31, 2005, our top ten customers accounted for approximately 45% of our net sales. During this period, our two largest customers each accounted for approximately 9% and 8%, respectively, of our total net sales. Additionally, an integrated steel company is the only customer for our furnace coke, with a contract to take 100% of our coke production in 2006. The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could result in a significant reduction in our profitability.

Fluctuations in the price, quality and availability of our primary raw materials could reduce our profitability.

Our operations depend on an adequate supply of quality raw materials being available on a timely basis. The loss of a key source of supply or a delay in shipments could cause a significant increase in our operating expenses. For example, our operations are highly dependent on a relatively small number of freight transportation services. Interruptions in such freight services could impair our ability to receive raw materials and ship finished products in a timely manner. We are also exposed to price and quality risks associated with raw material purchases. Such risks include:

•	The primary raw material used by our Carbon Materials & Chemicals business is coal tar, a by-product of coke production. A shortage in the supply of domestic coal tar or a reduction in the quality of coal tar could require us to increase coal tar and carbon pitch imports, as well as the use of petroleum substitutes to meet future carbon pitch demand. This could cause a significant increase in our operating expenses.

•	In certain circumstances coal tar may also be used as an alternative to fuel. Recent increases in energy prices could result in higher coal tar costs which would have to be passed through to our customers. If these costs cannot be passed through, it could result in margin reductions for our coal tar based products.

•	The availability and cost of softwood and hardwood lumber are critical elements in our production of pole products and railroad crossties, respectively. The supply of trees of acceptable size for the production of utility poles has decreased in recent years in relation to the demand, and we accordingly have been required to pay a higher price for these materials. Historically, the supply and cost of hardwood for railroad crossties have also been subject to availability and price pressures. We may not be able to source wood raw materials at economical prices in the future.

•	Metallurgical coal is the primary raw material used in the production of coke. An increase in the price of metallurgical coal, or a prolonged interruption in its supply, could increase our operating expenses.

•	Our price realizations and profit margins for phthalic anhydride have historically fluctuated with the price of orthoxylene and its relationship to our cost to produce naphthalene; however, during periods of excess supplies of phthalic anhydride margins may be reduced despite high levels for orthoxylene prices.

If the costs of raw materials increase significantly and we are unable to offset the increased costs with higher selling prices, our profitability will decline.

Our products may be rendered obsolete or less attractive by changes in regulatory, legislative or industry requirements.

Changes in regulatory, legislative or industry requirements may render certain of our products obsolete or less attractive. Our ability to anticipate changes in these requirements, especially changes in regulatory standards, will be a significant factor in our ability to remain competitive. We may not be able to comply in the future with new regulatory, legislative and/or industrial standards that may be necessary for us to remain competitive and certain of our products may, as a result, become obsolete or less attractive to our customers.

The development of new technologies or changes in our customers’ products could reduce the demand for our products.

Our products are used for a variety of applications by our customers. Changes in our customers’ products or processes may enable our customers to reduce consumption of the products we produce or make our products unnecessary. Customers may also find alternative materials or processes that no longer require our products. For example, in 2000 our largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. The potential development and implementation of this new technology could seriously impair our ability to profitably market carbon pitch and related co-products. Over 75% of our carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to five years. If a new technology were developed that replaced the need for carbon pitch in the production of carbon anodes, it is possible that these contracts would not be renewed in the future.

Hazards associated with chemical manufacturing may cause suspensions or interruptions of our operations.

Due to the nature of our business, we are exposed to the hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes in our manufacturing facilities or our distribution centers, such as fires, explosions and accidents that could lead to an interruption or suspension of operations. Any disruption could reduce the productivity and profitability of a particular manufacturing facility or of our company as a whole. Other hazards include:

•	piping and storage tank leaks and ruptures;

•	mechanical failure;

•	exposure to hazardous substances; and

•	chemical spills and other discharges or releases of toxic or hazardous substances or gases.

These hazards, among others, may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines or work stoppage injunctions, cleanup costs and lawsuits by injured persons. While we are unable to predict the outcome of such matters, if determined adversely to us, we may not have adequate insurance to cover related costs or liabilities and, if not, we may not have sufficient cash flow to pay for such costs or liabilities. Such outcomes could harm our customer goodwill and reduce our profitability.

We are subject to extensive environmental laws and regulations and may incur significant costs as a result of continued compliance with, violations of or liabilities under environmental laws and regulations.

Like other companies involved in environmentally sensitive businesses, our operations and properties are subject to extensive federal, state, local and foreign environmental laws and regulations, including those concerning, among other things:

•	the treatment, storage and disposal of wastes;

•	the investigation and remediation of contaminated soil and groundwater;

•	the discharge of effluents into waterways;

•	the emission of substances into the air;

•	the marketing, sale, use and registration of our chemical products, such as creosote; and

•	other matters relating to environmental protection and various health and safety matters.

We have incurred, and expect to continue to incur, significant costs to comply with environmental laws and as a result of remedial obligations. We could incur significant costs, including cleanup costs, fines, civil and criminal sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2005 and December 31, 2004 were approximately $3.8 million and $4.7 million, respectively, which include provisions primarily for environmental fines and soil remediation. For the last three years, our annual capital expenditures in connection with environmental control facilities averaged approximately $4.4 million, and annual operating expenses for environmental matters, excluding depreciation, averaged approximately $9.7 million. Management estimates that capital expenditures in connection with matters relating to environmental control facilities will be approximately $9 million for 2006. Contamination has been identified and is being investigated and remediated at many of our sites by us or other parties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Liabilities Retained or Assumed by Others” and “—Other Environmental Matters.”

Actual costs and liabilities to us may exceed forecasted amounts. Moreover, currently unknown environmental issues, such as the discovery of additional contamination or the imposition of additional cleanup obligations with respect to our sites or third party sites, may result in significant additional costs, and potentially significant expenditures could be required in order to comply with future changes to environmental laws and regulations or the interpretation or enforcement thereof. We also are involved in various litigation and proceedings relating to environmental matters and toxic tort claims. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Matters” and “Business—Legal Proceedings.”

Beazer East and Beazer Limited may not continue to meet their obligations to indemnify us.

Under the terms of the asset purchase agreement between us and Koppers Company, Inc. (now known as Beazer East, Inc.) upon our formation in 1988, subject to certain limitations, Beazer East assumed the liability for and indemnified us against (among other things) certain clean-up liabilities for contamination occurring prior to the purchase date at sites acquired from Beazer East and third-party claims arising from such contamination, which we refer to herein as the Indemnity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Other Liabilities Retained by Other” and “Business—Legal Proceedings.” Beazer East and Beazer Limited may not continue to meet their obligations. In addition, Beazer East could in the future choose to challenge its obligations under the Indemnity or our satisfaction of the conditions to indemnification imposed on us thereunder. In addition, the government and other third parties also have the right under applicable environmental laws to seek relief directly from us for any and all such costs and liabilities. In July 2004, we entered into an agreement with Beazer East to amend the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, we agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The first two payments of $2.0 million each were made in July 2004 and 2005. Qualified expenditures under the Indemnity are not subject to a monetary limit.

Without reimbursement under the Indemnity, the obligation to pay the costs and assume the liabilities relating to these matters would have a significant impact on our net income. Furthermore, without reimbursement, we could be required to record a contingent liability on our balance sheets with respect to environmental matters covered by the Indemnity, which could result in our having significant additional negative net worth. Finally, the Indemnity does not afford us indemnification against environmental costs and liabilities attributable to acts or omissions occurring after the closing of the acquisition of assets from Beazer East under the asset purchase agreement, nor is the Indemnity applicable to liabilities arising in connection with other acquisitions by us after that closing.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, casualty and workers’ compensation insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental compliance and remediation. In addition, from time to time, various types of insurance for companies in our industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Adverse weather conditions may reduce our operating results.

Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have caused a decline in our operating results. For example, adverse weather conditions have at times negatively impacted our supply chain as wet conditions impacted logging operations, reducing our ability to procure crossties. In addition, adverse weather conditions have had a negative impact on our customers in the roofing and pavement sealer businesses, resulting in a negative impact on our sales of these products. Moreover, demand for many of our products declines during periods of inclement weather.

We are subject to risks inherent in foreign operations, including changes in social, political and economic conditions.

We have operations in the United States, Australasia, China, Europe and South Africa, and sell our products in many foreign countries. In 2005 and 2004, net sales from our products sold by Koppers Europe ApS and Koppers Australia Pty Ltd. accounted for approximately 34% of our total net sales in both years. Like other global companies, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. Our international revenues could be reduced by currency fluctuations or devaluations. Changes in currency exchange rates could lower our reported revenues and could require us to reduce our prices to remain competitive in foreign markets, which could also reduce our profitability. We have not historically hedged our financial statement exposure and, as a result, we could incur unanticipated losses. We are also subject to potentially increasing transportation and shipping costs associated with international operations. Furthermore, we are also exposed to risks associated with changes in the laws and policies governing foreign investments in countries where we have operations as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade and investment.

Our strategy to selectively pursue complementary acquisitions may present unforeseen integration obstacles or costs.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect would complement and expand our existing products and the markets where we sell our products and improve our market position. We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. We cannot predict the timing and success of our efforts to acquire any particular business and integrate the acquired business into our existing operations. Also, efforts to acquire other businesses or the implementation of other elements of this business strategy may divert managerial resources away from our business operations. In addition, our ability to engage in strategic acquisitions may depend on our ability to raise substantial capital and we may not be able to raise the funds necessary to implement our acquisition strategy on terms satisfactory to us, if at all. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business. In addition, we may not be able to successfully integrate businesses that we acquire in the future, which could lead to increased operating costs, a failure to realize anticipated operating synergies or both.

We are the subject of ongoing investigations regarding our competitive practices, which may result in fines or other penalties.

In April 2005, the New Zealand Commerce Commission, or the NZCC, filed a statement of claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, or KANZ, and Koppers Arch Investments Pty Limited, KAI. KANZ and KAI have entered into a cooperation agreement (the “Cooperation Agreement”) with the NZCC for the resolution of these proceedings pursuant to which KANZ, KAI and the NZCC have agreed to make a joint submission to the court that that it would be appropriate to impose a joint aggregate penalty of approximately $2.5 million plus costs of $0.1 million on KANZ and KAI for breaches of the Commerce Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Matters—Government Investigations.” Except as set forth above, we are not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand.

Koppers Arch Wood Protection (Aust) Pty Limited, or Koppers Arch Australia, has made an application for leniency under the Australian Competition and Consumer Commission’s, or the ACCC, policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violations of the competition laws of Australia. We are not currently aware of any civil claims related to competitive practices in Australia.

We have reserved approximately $2.6 million for these penalties as of December 31, 2005. This amount is included in cost of sales. The amount reserved is based upon the penalties and costs set forth in the Cooperation Agreement.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (our indirect subsidiary) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

We are not currently aware of any other government investigations or other claims related to these investigations of industry competitive practices.

Litigation against us could be costly and time consuming to defend, and due to the nature of our business and products, we may be liable for damages arising out of our acts or omissions.

We produce hazardous chemicals that require appropriate procedures and care to be used in handling them or using them to manufacture other products. As a result of the hazardous nature of some of the products we use and produce, we may face product liability claims relating to incidents involving the handling, storage and use of and exposure to our products. For example:

•

We, along with other defendants, has been named as a defendant in 24 cases filed in state court in Pennsylvania and two cases filed in state court in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by us. There are a total of approximately 82 plaintiffs in these cases. Of the 82 plaintiffs, 80 plaintiffs do not assert any specific amount of damages. These 80 plaintiffs seek compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits (in most cases $25,000) of the applicable courts. Of the 82 plaintiffs, two plaintiffs (in the same case) assert damages not to exceed a combined total of $10.0 million. The cases are in the early stages of discovery. We have not provided a reserve for these lawsuits because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although we are vigorously defending these cases, an unfavorable resolution of these matters may result in substantial costs.

Grenada

All Cases

We, together with various co-defendants (including Beazer East), have been named as a defendant in toxic tort lawsuits in state court in Mississippi (see State Court Cases below) and in federal court in Mississippi (see Federal Court Cases below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on our experience in defending previous toxic tort cases, we do not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. We have not provided a reserve for these lawsuits because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although we intend to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not result in substantial cost to us.

Federal Court Cases

Beck Case—The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 re-filed cases seek compensatory damages from us of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of the 12 plaintiffs whose claims were not dismissed are still pending. The 12 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. The court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately. The first of these trials is scheduled to commence on April 17, 2006. The remaining 11 trials are scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial.

Ellis Case—There are approximately 1,130 plaintiffs in this case. Each plaintiff seeks compensatory damages from us of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. Discovery in this case has been stayed pending the completion of the trials for the 12 plaintiffs in the Beck case.

State Court Cases

In the state court cases, which currently include a total of approximately 235 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for trespass and private nuisance in unspecified amounts together with injunctive relief. The state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County pursuant to an order of the Mississippi Supreme Court granting our motions for a change of venue and severance. Discovery in the state court cases not originally filed in Grenada County is currently stayed. After such cases have been transferred to Grenada County, the stay of discovery in such cases is expected to be lifted. With respect to the state court case that was originally filed on behalf of 95 plaintiffs in Grenada County, the court granted our motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with a small number of new plaintiffs) have filed their individual complaints in Grenada County. These plaintiffs are included in the total of approximately 235 plaintiffs shown above.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Matters” and “Business—Legal Proceedings.”

In addition, we are regularly subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, governmental investigations, employment disputes, customer and supplier disputes arising out of the conduct of our business. Litigation could result in substantial costs and may divert management’s attention and resources away from the day-to-day operation of our business.

Labor disputes could disrupt our operations and divert the attention of our management and may cause a decline in our production and a reduction in our profitability.

Of our employees, approximately 57% are represented by 20 different labor unions and are covered under numerous labor contracts. The United Steelworkers of America, or the USWA, which had represented more than 300 employees at six of our facilities, recently merged with the Paper, Allied-Industrial, Chemical & Energy Workers’ International Union, or PACE, which had represented nearly 200 employees at four of our facilities. The USWA currently represents more than 500 of our employees at ten of our facilities and, therefore, represents the largest number of our unionized employees. Labor contracts that expire in 2006 cover approximately 13% of our total labor workforce. We may not be able to reach new agreements without union action or on terms satisfactory to us. Any future labor disputes with any such unions could result in strikes or other labor protests which could disrupt our operations and divert the attention of our management from operating our business. If we were to experience a strike or work stoppage, it may be difficult for us to find a sufficient number of employees with the necessary skills to replace these employees. Any such labor disputes could cause a decline in our production and a reduction in our profitability.

Our pension obligations are currently underfunded. We may have to make significant cash payments to our pension plans, which would reduce the cash available for our business.

As of December 31, 2005, our projected benefit obligation under our defined benefit pension plans exceeded the fair value of plan assets by approximately $49.4 million. The underfunding was caused, in part, by fluctuations in the financial markets that have caused the valuation of the assets in our defined benefit pension plans to be lower than anticipated. During the year ended December 31, 2005, we contributed $11.3 million to our pension plans. Management expects that any future obligations under our pension plans that are not currently funded will be funded from our future cash flow from operations. If our contributions to our pension plans are insufficient to fund the pension plans adequately to cover our future pension obligations, the performance of the assets in our pension plans does not meet our expectations or other actuarial assumptions are modified, our contributions to our pension plans could be materially higher than we expect, which would reduce the cash available for our business.

We have a substantial amount of indebtedness, which could harm our ability to operate our business, remain in compliance with debt covenants, make payments on our debt and pay dividends.

As of December 31, 2005, we and our subsidiaries had approximately $379.5 million of indebtedness (excluding trade payables, intercompany indebtedness and the effect of redeeming $101.7 million of our senior secured notes using proceeds from the proceeds of Koppers Holdings’ initial public offering), consisting primarily of our senior secured notes and $44.5 million of indebtedness under our senior secured credit facility.

The degree to which we are leveraged could have important consequences, including:

•	our ability to satisfy our obligations under our debt could be affected and any failure to comply with the requirements, including financial and other restrictive covenants, of any of our debt agreements could result in an event of default under the agreements governing such indebtedness;

•	substantial portion of our cash flow from operations will be required to make interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	our ability to obtain additional financing in the future may be impaired;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our flexibility in planning for, or reacting to, changes in our business and industry may be limited;

•	our degree of leverage may make us more vulnerable in the event of a downturn in our business, our industry or the economy in general; and

•	our ability to pay dividends to our shareholder.

Furthermore, we and our subsidiaries may be able to incur substantial additional indebtedness in the future. If we incur additional indebtedness, the magnitude of the risks associated with our substantial leverage, including our ability to service our debt, would increase.

Restrictions in our debt agreements could limit our growth and our ability to respond to changing conditions and, in the event of a default, all of these borrowings become immediately due and payable.

Our senior secured credit facility and the indentures governing our senior discount notes and our senior secured notes contain a number of significant covenants in addition to covenants restricting the incurrence of additional debt. These covenants limit our ability, among other things, to:

•	incur or guarantee additional debt and issue certain types of preferred stock;

•	make investments;

•	create liens on our assets;

•	enter into sale and leaseback transactions;

•	sell assets;

•	engage in transactions with our affiliates;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries; and

•	transfer or issue shares of stock of subsidiaries.

In addition, our senior secured credit facility contains other and more restrictive covenants. Additionally, it requires us to maintain certain financial ratios and satisfy certain financial condition tests and require us to take action to reduce our debt or take some other action to comply with them.

These restrictions could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our senior secured credit facility and the indenture governing our senior secured notes impose on us.

A breach of any of these covenants would result in a default under the applicable debt agreement. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and acceleration of, the debt outstanding under our other debt agreements and the indentures governing our senior discount notes and senior secured notes. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. This would result in a significant interruption in our business operations, which would negatively impact the market price of our common stock. Even if new financing were then available, it may not be on terms that are acceptable to us.

Our substantial negative net worth may require us to maintain additional working capital.

As of December 31, 2005, we had negative net worth of approximately $77.7 million, resulting primarily from the use of borrowings to fund dividends. Our negative net worth may make it difficult for us to obtain credit from suppliers, vendors and other parties. In addition, some of our suppliers and vendors may require us to prepay for services or products or may impose less advantageous terms on timing of payment. Our ability to enter into hedging transactions may also be limited by our negative net worth. As a result, we may require additional working capital, which may negatively affect our cash flow and liquidity.

We may incur significant charges in the event we close all or part of a manufacturing plant or facility.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close all or part of a manufacturing plant or facility. For example, in 2003 we incurred $8.5 million in restructuring and impairment charges which included the curtailment of production at our Woodward, Alabama facility, the impairment of assets at our Portland, Oregon facility, and the closure of our Logansport, Louisiana facility. The closure of all or part of a manufacturing plant or facility could result in future charges which could be significant.

We depend on our senior management team and the loss of any member could adversely affect our operations.

Our success is dependent on the management, experience and leadership skills of our senior management team. Our senior management team has an average of 27 years of industry experience. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel with similar industry experience could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management personnel or to attract additional qualified personnel when needed.

If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, we may be unable to provide the required financial information in a timely and reliable manner and may be subject to sanctions by regulatory authorities. The perception of these matters could cause our debt rating to fall.

We are required under applicable law and regulations to integrate our systems of internal controls over financial reporting, and we are presently evaluating our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. We cannot be certain at this time that we will be able to comply with all of our reporting obligations and successfully complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the time that we are required to file our Annual Report on Form 10-K for the year ended December 31, 2006. If we fail to achieve and maintain the adequacy of our internal controls and do not address the deficiencies identified in the letter received by our audit committee, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our senior secured notes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal fixed assets consist of our production, treatment, and storage facilities and our transportation and plant vehicles. Our production facilities consist of 17 Carbon Materials & Chemicals facilities and 18 Railroad & Utility Products facilities. As of December 31, 2005, the net book value of vehicles, machinery and equipment represented approximately 24% of our total assets, as reflected in our consolidated balance sheet. The following chart sets forth information regarding our production facilities:

Primary Product Line	Location	Acreage	Description of Property Interest
Carbon Materials & Chemicals
Wood Preservation Chemicals	Auckland, New Zealand	1	Leased
Carbon Pitch	Clairton, Pennsylvania	17	Owned
Carbon Pitch, Creosote, Naphthalene	Pt. Clarence, United Kingdom	120	Owned
Wood Preservation Chemicals	Lautoka, Fiji	1	Owned
Carbon Pitch	Follansbee, West Virginia	32	Owned
Carbon Black	Kurnell, New South Wales, Australia	20	Leased
Carbon Pitch	Newcastle, New South Wales, Australia	27	26 Owned, 1 Leased
Furnace Coke	Monessen, Pennsylvania	45	Owned
Carbon Pitch	Nyborg, Denmark	36	26 Owned, 10 Leased
Wood Preservation Chemicals	Penang, Malaysia	3	Leased
Carbon Pitch	Portland, Oregon	6	Leased
Carbon Pitch	Scunthorpe, United Kingdom	27	Owned
Wood Preservation Chemicals	Port Shepstone, South Africa	1	Leased
Carbon Pitch	Tangshan, China	9	Leased
Carbon Pitch, Phthalic Anhydride	Stickney, Illinois	38	Owned
Wood Preservation Chemicals	Trentham, Victoria, Australia	24	Owned
Carbon Pitch	Woodward, Alabama	23	Owned

Railroad & Utility Products
Specialty Trackwork	Alorton, Illinois	12	6 Owned, 6 Leased
Utility Poles, Railroad Crossties	Bunbury, Western Australia, Australia	41	26 Owned, 15 Leased
Utility Poles, Railroad Crossties	Denver, Colorado	64	Owned
Utility Poles, Railroad Crossties	Florence, South Carolina	200	Owned
Utility Poles	Gainesville, Florida	86	Owned
Railroad Crossties	Galesburg, Illinois	125	Leased
Utility Poles	Grafton, New South Wales, Australia	100	Owned
Railroad Crossties	Green Spring, West Virginia	98	Owned
Utility Poles, Railroad Crossties	Grenada, Mississippi	154	Owned
Railroad Crossties	Guthrie, Kentucky	122	Owned

Primary Product Line	Location	Acreage	Description of Property Interest
Utility Poles	Longford, Tasmania	17	Owned
Railroad Crossties	N. Little Rock, Arkansas	148	Owned
Railroad Crossties	Roanoke, Virginia	91	Owned
Railroad Crossties	Somerville, Texas	244	Owned
Railroad Crossties	Superior, Wisconsin	120	Owned
Railroad Crossties	Muncy, Pennsylvania	109	Owned
Pine Products	Takura, Queensland, Australia	77	Leased
Utility Poles	Thornton, New South Wales, Australia	15	Owned

Our corporate offices are located in approximately 60,000 square feet of leased office space in the Koppers Building, Pittsburgh, Pennsylvania. The office space is leased from Axiom Real Estate Management, Inc. with the lease term expiring on December 31, 2010.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Environmental Matters” and “—Legal Matters.”

Pacific Century.    On October 10, 2002, Koppers Timber Preservation Pty Ltd, a subsidiary of Koppers Australia, was named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century Production Pty Ltd in the Supreme Court of Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claimed that certain posts were defective in that they had either decay or excessive bark or were less than the minimum specified size. In addition, plaintiff alleged violations of the Australian Timber Utilization and Marketing Act. Plaintiff sought damages in the amount of $4.9 million for, among other things, the costs of removing and replacing the trellis posts. Plaintiff also filed a lawsuit against the constructor of the vineyard trellises, which is still pending. This lawsuit against the trellis constructor was consolidated with its claim against our subsidiary. Koppers Australia has settled with Pacific Century and has withdrawn its third party claim against the constructor of the trellises, but Koppers Australia must reimburse the trellis constructor for certain court costs; a provision of $0.9 million has been made for this matter, of which $0.4 million was paid in 2005.

Grenada.    We, together with various co-defendants, have been named as a defendant in toxic tort lawsuits in various state courts in Mississippi and in toxic tort lawsuits in federal court in Mississippi arising from the operations of our wood treating plant in Grenada, Mississippi.

Somerville.    In June 2005, we were served with a putative class action lawsuit in federal court in Austin, Texas against us and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. The lawsuit alleged that several classes of past and present property owners and residents in the Somerville, Texas area numbering in excess of 2,500 suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by us. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages within the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. Of the 17 separate counts in the amended complaint, five counts allege acts of intentional racial discrimination by the defendants. We have not provided a reserve for this lawsuit because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although we intend to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on our business, financial condition, cash flows and results of operations.

Government Investigations.    In late 2002, we contacted the Canadian Competition Bureau, or the CCB, and offered our cooperation with respect to industry competitive practices concerning the production, supply and sales of coal tar pitch, naphthalene, creosote oil and carbon black feedstock. As a result of such cooperation, in April 2003 the CCB granted us a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of coal tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. There have been no recent communications with the CCB. Similar investigations of industry competitive practices by the European Commission and the United States Department of Justice have been terminated. Although the CCB has not indicated that its investigation has been terminated, the Company does not currently anticipate any adverse consequences from the CCB’s investigation based on the lack of recent communications from the CCB and the termination of the concurrent investigations by the European Commission and the United States Department of Justice.

In April 2005, the New Zealand Commerce Commission, or the NZCC, filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, or KANZ, Koppers Arch Investments Pty Limited, or KAI, Koppers Australia Pty Limited, or Koppers Australia, TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986, or the Act. The statement of claim seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. On February 23, 2006 the NZCC, KANZ, KAI and Koppers Australia executed a cooperation agreement (the “Cooperation Agreement”). The Cooperation Agreement provides, among other things, that KANZ, KAI and Koppers Australia must cooperate with the NZCC until such time as the NZCC’s investigation and any related court proceedings have been concluded. It also provides that the NZCC will discontinue all proceedings against Koppers Australia and that court approval of a penalty in the amount of approximately $2.5 million plus costs of $0.1 million will be sought with respect to KANZ and Koppers Arch Investments for breaches of the Act. Except as set forth above, we are not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if asserted and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

Koppers Arch Australia has made an application for leniency under the Australian Competition and Consumer Commission’s, or the ACCC, policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violations of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations. We are not currently aware of any civil claims related to competitive practices in Australia. Such civil claims, if asserted and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of Koppers Arch Australia.

We have reserved approximately $2.6 million for these penalties as of December 31, 2005. This amount is included in cost of sales. The amount reserved is based upon the penalties and costs set forth in the Cooperation Agreement.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (our indirect subsidiary) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Product Liability Cases.    We, along with other defendants, has been named as a defendant in 24 cases filed in state court in Pennsylvania and two cases filed in state court in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by us. The first of these cases was filed in April 2000 and the most recent was filed in January 2006. There are a total of approximately 82 plaintiffs in these cases. Of the 82 plaintiffs, 80 plaintiffs do not claim any specific amount of damages. These 80 plaintiffs seek compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits (in most cases $25,000) of the applicable courts. Of the 82 plaintiffs, two plaintiffs (in the same case) assert damages not to exceed a combined total of $10.0 million. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., Henkel Corporation, Univar USA, Inc. and PPG Architectural Finishes Inc. The cases are in the early stages of discovery. We have not provided a reserve for these lawsuits because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although we are vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

Stickney.    The Illinois Environmental Protection Agency, or the IEPA, has requested that we conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised us that it made such request as a result of a reported release of oil-like material from our property into an adjacent river canal. We have agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. Koppers has not provided a reserve for this matter because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Additionally, the United States Environmental Protection Agency, or the EPA, has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The EPA has proposed a fine of $146,000 plus an undetermined amount of stipulated penalties for any past, similar violations. We agreed to settle with the EPA for $80,000. We had previously made a provision of $100,000 for this matter.

Clairton.    In August 2005, the Pennsylvania Department of Environment Protection, or PADEP, proposed a fine of $1.3 million related to alleged water discharge exceedances from a storm water sewer pipe at our tar distillation facility in Clairton, Pennsylvania. We have proposed to undertake certain engineering steps at a cost of approximately $1.5 million to address this matter pursuant to a consent order we are currently discussing with PADEP. We intend to cooperate with PADEP to resolve this matter. We have accrued $0.3 million for this matter, which we believe is a reasonable approximation of the probable settlement based on the current status of settlement negotiations.

We are involved in various other proceedings incidental to the ordinary conduct of our business. We believe that none of these other proceedings will have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In November 2004, all of our common and preferred stock was converted on a one-for-one basis for shares of common and preferred stock of Koppers Holdings Inc., our parent, which was incorporated in November 2004. As a result, Koppers Holdings is our sole shareholder, and therefore there is no public trading market for our common stock.

Stockholders’ Agreement

Prior to November 2004, the Company was a party to a stockholders’ agreement. When our common and preferred stock was converted into common and preferred stock of Koppers Holdings Inc., our stockholders’ agreement was amended to provide for the transfer of the terms and conditions of the stockholders’ agreement from us to Koppers Holdings Inc. The management investors were a group of approximately 120 individual stockholders with various ownership interests in the common stock and collectively comprising 100% of the total outstanding shares of the common stock of the Company. Each management investor was an officer, director, or current or former employee of either Koppers or one of its subsidiaries.

The stockholders’ agreement had set forth supermajority voting requirements for the Board of Directors for certain matters, including the issuance of additional stock, mergers, consolidations, acquisitions, significant asset sales, and the incurrence of material indebtedness. Majority owner Saratoga Partners III, L.P., or Saratoga, was entitled to nominate a majority of the Board of Directors. Prior to February 27, 2004 the stockholders’ agreement required us to redeem shares upon a management investor’s ceasing for any reason to be employed by us. On February 27, 2004 the stockholders’ agreement was amended to make the redemption of common stock from such management investors at our option after the effective date of the amendment.

As further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are restricted in our ability to declare and pay dividends to our parent, Koppers Holdings. In 2005, 2004 and 2003 the Company paid cash dividends of $16.0 million, $33.4 million, and $48.1 million, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

The following table contains our selected historical consolidated financial data for the five years ended December 31, 2005. The selected historical consolidated financial data for each of the five years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with Koppers’ Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K as well as the section herein titled Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net sales	$1,030.2	$952.5	$842.9	$776.5	$753.7
Operating expenses:
Cost of sales	857.4	798.4	726.0	659.5	631.4
Depreciation and amortization (1)	32.3	32.9	33.7	28.7	30.4
Selling, general and administrative	65.7	56.4	55.6	44.0	46.3
Restructuring and impairment charges (2)	—	—	8.5	—	3.3

Total operating expenses	955.4	887.7	823.8	732.2	711.4

Operating profit	74.8	64.8	19.1	44.3	42.3
Equity in earnings (losses) of affiliates (3)	0.4	0.3	(0.1)	—	0.3
Other income (4)	—	—	0.1	9.8	8.2
Interest expense	38.9	36.4	37.7	22.9	24.5

Income (loss) before income tax provision (benefit) and minority interest	36.3	28.7	(18.6)	31.2	26.3
Income tax provision (benefit)	15.3	14.0	(1.3)	13.8	12.1
Minority interest	2.1	3.4	1.7	0.9	0.9

Net income (loss) before cumulative effect of accounting change	18.9	11.3	(19.0)	16.5	13.3
Cumulative effect of change in accounting principle (5)	—	—	(18.1)	—	—

Net income (loss)	$18.9	$11.3	$(37.1)	$16.5	$13.3

Balance Sheet Data:
Working capital	$131.1	$115.4	$86.3	$63.5	$89.2
Total assets	540.7	551.7	514.0	463.8	455.2
Total debt	379.5	385.8	340.7	261.7	269.0
Common stock subject to redemption (6)	—	—	13.2	23.1	22.3
Common equity (deficit) (7)	(77.7)	(72.6)	(89.1)	(0.8)	(1.9)

Other Data:
Operating cash flows	$58.8	$18.9	$12.4	$46.0	$59.5
Investing cash flows	(28.3)	(20.4)	(18.5)	(18.3)	(18.3)
Financing cash flows	(19.2)	6.2	5.0	(24.6)	(41.6)
Capital expenditures	23.0	21.2	19.3	19.7	14.6
Acquisitions (8)	5.8	—	—	—	6.4

(1)	The 2005, 2004, 2003 and 2002 amounts do not include goodwill amortization as a result of the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill amortization amounted to $1.5 million for 2001.
(2)	Represents the 2003 charges related to (i) the curtailment of production at our carbon materials facility in Woodward, Alabama; (ii) the impairment of our carbon materials port facility in Portland,

Oregon as the result of negotiations with a significant customer; (iii) the impairment of certain storage tanks which have been permanently idled; and (iv) the closure of our wood treating facility in Logansport, Louisiana. The 2001 charges were related to the closure of our facility in Feather River, California.

(3)	January 1, 2004 we changed our method of accounting for Koppers China from the equity method to consolidation due to our resumption of operating control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(4)	Other income consists primarily of proceeds from the monetization of tax credits relating to coke production and sales at our facility in Monessen, Pennsylvania. In December 1999, we entered into an agreement with a third party to transfer substantially all of the energy tax credits from our facility in Monessen, Pennsylvania for cash. In 2003, 2002 and 2001, we earned $0.1 million, $9.8 million, and $8.2 million, respectively, for the transfer of tax credits. These tax credits expired on December 31, 2002; the 2003 amount is a retroactive inflation adjustment. Other income for 2005 consists of interest income.
(5)	Effective January 1, 2003, we changed our method of accounting for asset retirement obligations in accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations. Previously, we had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, we now recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
(6)	For years prior to 2004, represented the amount necessary to redeem stock held by management investors upon termination of their employment with Koppers pursuant to the Company’s stockholders’ agreement.
(7)	Total stockholders’ (deficit) refers to total assets less total liabilities less minority interest.
(8)	Acquisitions include the acquisition of the business and assets of Lambson Speciality Chemicals Limited, a subsidiary of Lambson Group Limited, in April 2005 and the purchase of the remaining 50% of our equity ownership in the European operations of Tarconord A/S, now known as Koppers Europe ApS, in May 2000.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Selected Financial Data and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those under the headings “Risk Factors” and “Forward-Looking Information.”

We are a leading integrated global provider of carbon compounds and commercial wood treatment products. Our products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. We serve our customers through a comprehensive global manufacturing and distribution network, including 35 manufacturing facilities located in North America, Australasia, China, Europe and South Africa. For the year ended December 31, 2005, we generated net sales of $1,030.2 million and net income of $18.9 million.

We operate two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. Through our Carbon Materials & Chemicals business (60% of 2005 net sales), we believe we are the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. We process coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through our Railroad & Utility Products business (40% of 2005 net sales), we are the largest North American supplier of railroad crossties. Our other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

Trend Overview.    Our businesses and results of operations are impacted by various competitive and other factors including (i) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by the relative increase in the value of coal tar as a fuel source as a result of higher fuel prices; (ii) global restructuring in the Carbon Materials & Chemicals business, including the curtailment of aluminum production in the Northwestern U.S. in part as a result of historically high energy prices; (iii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; and (iv) low margins in the utility pole business.

Raw materials pricing has escalated over the past several years, including our primary feedstocks, coal tar, coal and lumber. Many of our sales contracts include provisions which allow for price increases based on increases in the price of raw materials, which has allowed us to generally maintain profit margins in our core businesses. We believe that the global restructuring of the Carbon Materials & Chemicals business has stabilized with respect to the North American and European markets, and that future expansion of the aluminum (and carbon pitch) markets will be primarily in Asian and Middle Eastern countries. We expect to expand into these markets to the extent that the economics justify such expansion. Utility pole markets are expected to continue to remain competitive with resulting low margins; we will continue to review under-performing assets and rationalize capacity as necessary to remain competitive in this market and to reduce market share if warranted. Net sales over the past several years have been significantly impacted by favorable exchange rates; in the event this trend reverses, net sales could decline significantly if volumes do not increase.

Prior to 2004, our gross margins, operating margins, net income and operating cash flows deteriorated. This deterioration resulted primarily from changes in the U.S. economy that have negatively affected our business, including (i) reduced consumption resulting in excess capacity in the U.S. carbon materials and chemicals businesses, due in part to the idling of aluminum smelters in the Northwestern U.S. as a result of higher energy costs; (ii) an increase in imports of furnace coke resulting in reduced pricing and profitability for our coke business; and (iii) highly competitive conditions in the utility pole business partly as the result of deregulation, resulting in reduced margins for us.

However, during the past two years we have benefited from the following: (i) the rationalization of capacity in our U.S. carbon materials facilities, which has resulted in lower operating costs; (ii) the resumption of operating control of our Chinese joint venture as of January 1, 2004; (iii) a contract in 2004 to sell 100% of our coke production for a three-year term, resulting in higher pricing for furnace coke in 2004 and 2005, which has resulted in increased profitability in our coke business; (iv) the exit from the wood treating business of our largest competitor in the railroad crosstie business, which has resulted in increased volumes of railroad crossties for us in 2004 and 2005 and has provided us with higher profits; and (v) increases in pricing for phthalic anhydride and carbon black feedstock.

Results of Operations

The following table sets forth certain sales and operating data, net of all intersegment transactions, for our businesses for the periods indicated:

	Year ended December 31,
	2005	2004	2003
Net sales (in millions):
Carbon Materials & Chemicals	$613.6	$553.4	$484.1
Railroad & Utility Products	416.6	399.1	358.8

Total	$1,030.2	$952.5	$842.9

Segment sales as percentage of total net sales:
Carbon Materials & Chemicals	59.6%	58.1%	57.4%
Railroad & Utility Products	40.4%	41.9%	42.6%

Total	100.0%	100.0%	100.0%

Gross margin by segment (after depreciation and amortization):
Carbon Materials & Chemicals	15.1%	15.1%	10.9%
Railroad & Utility Products	11.4%	9.3%	8.9%

Total	13.6%	12.7%	9.8%

Operating margin by segment:
Carbon Materials & Chemicals	7.8%	8.1%	1.6%
Railroad & Utility Products	6.3%	4.9%	3.6%

Total	7.3%	6.8%	2.3%

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004.

Net Sales.    Net sales for the year ended December 31, 2005 were higher than 2004 due primarily to higher sales for Carbon Materials & Chemicals. Net sales for Carbon Materials & Chemicals increased due primarily to pricing increases for phthalic anhydride of $15.9 million, or 26%, furnace coke of $11.8 million, or 24%, and carbon black feedstock of $7.1 million, or 39%, and volume increases for carbon pitch of $3.4 million, or 1%, naphthalene of $3.2 million, or 11%, and carbon black feedstock of $2.7 million, or 14%, partially offset by lower phthalic anhydride volumes of $3.7 million, or 6%, due to European capacity rationalization. The price increase for furnace coke was due primarily to higher raw material costs, and the carbon black feedstock price was favorably impacted by higher oil prices. The price increase for phthalic anhydride was due primarily to higher costs for orthoxylene, which is a petroleum based feedstock used by all domestic competitors, but which is supplemented in our domestic operations by the use of internally produced naphthalene. Additionally, the impact of foreign exchange rates increased sales by $1.8 million, and sales from the Lambson’s acquisition amounted to $11.2 million. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to a $5.5 million or 10% increase in prices for railroad crossties and a $10.1 million, or 11% increase in volumes for treated crossties, plus an increase in volumes for crosstie treating services of $4.9 million, or 11%, which more than offset a $6.5 million or 11% reduction in volumes for distribution utility poles. The increase in prices for railroad crossties was due to rising raw material prices as a result of higher demand for housing lumber, the increase in volumes for crossties and crosstie treating services was due to the exit from the business of a major competitor, and the reduction in volumes for utility poles is the result of targeting higher margin business.

Gross Margin after Depreciation and Amortization.    Gross profit after depreciation and amortization increased to $140.4 million from $121.2 million in the prior year. As a percent of net sales,

gross profit after depreciation and amortization increased in total as a result of higher margins in Railroad & Utility Products. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $92.5 million from $83.3 million in the prior year. Gross margin for Carbon Materials & Chemicals remained steady as the price increases for phthalic anhydride, furnace coke and carbon black feedstock, $0.8 million of profit from changes in estimated cash flows for asset retirement obligations, plus $1.1 million of additional profit realized as a result of insurance reserve reversals in the U.S. which resulted from favorable loss trends in our most recent actuarial valuation were offset by $2.6 million of charges related to the anti-trust investigation in New Zealand and $0.7 million of additional environmental reserves for clean up costs associated with contamination in Australia. Gross profit after depreciation and amortization for Railroad & Utility Products increased to $47.6 million from $37.1 million in the prior year. Gross margin for Railroad & Utility Products increased due to $1.7 million of insurance reserve reversals in the U.S. which resulted from favorable loss trends in our most recent actuarial valuation, along with a reduction in the ratio of low margin untreated crossties to higher margin crosstie treating services due to weather-related difficulties in procuring raw materials in the first quarter of 2005. Gross margin was negatively impacted by $1.4 million of impairment, accelerated depreciation, and severance charges related to the closure of the Montgomery, Alabama facility and the impairment of the Superior, Wisconsin facility.

Depreciation and Amortization.    Depreciation and amortization for 2005 decreased compared to the prior year as $1.4 million of depreciation and amortization for the Lambson’s acquisition was more than offset by the effect of certain assets becoming fully depreciated during 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased due to $6.3 million of increased legal and consulting expenses, primarily as a result of the New Zealand anti-trust investigation and the Grenada toxic tort litigation and costs related to Sarbanes-Oxley Act compliance. See “Legal Matters.”

Interest Expense.    Interest expense increased due to higher average debt levels primarily as a result of borrowings related to the Lambson acquisition in 2005.

Income Taxes.    Our effective income tax rate decreased due primarily to the effect of the composition of earnings among U.S. and foreign operations (as a result of the earnings of U.S. operations increasing relative to foreign earnings other than China, in which we benefited from a tax holiday). This was partially offset by the non-deductibility of the proposed NZCC penalty (see note 7 to the Consolidated Financial Statements). The permanent unfavorable tax impact of the penalty for the year ended December 31, 2005 was $1.2 million. Additionally, the unfavorable effect of deferred tax on foreign earnings not permanently reinvested abroad was offset by a release of a portion of a valuation allowance related to certain state net operating loss carryforwards.

Net Income.    Net income for 2005 increased due primarily to an increase in pricing for phthalic anhydride, an increase in volumes for crosstie treating services, and $2.8 million of additional profit realized as a result of insurance reserve reversals in the U.S. which resulted from favorable loss trends, and a lower effective tax rate. These increases were partially offset by $13.8 million of additional interest expense, $2.6 million of charges related to the anti-trust investigation in New Zealand, $6.1 million of additional legal and consulting expenses due primarily to the New Zealand investigation and the Grenada litigation, $1.4 million of impairment, restructuring and related charges in the U.S. Railroad & Utility business, and $0.7 million of additional environmental reserves for clean up costs associated with contamination in Australia.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003.

Net Sales.    Net sales for the year ended December 31, 2004 were higher than 2003 as both business segments reported sales increases. Net sales for Carbon Materials & Chemicals increased due in part to approximately $27.4 million in sales from Australian and European operations as a result of the strength of these foreign currencies relative to the dollar. Also, the consolidation of Koppers China as of January 1, 2004 resulted in incremental sales of $25.5 million compared to the prior year. Additionally, sales pricing for phthalic anhydride and furnace coke increased by $15.3 million and $9.7 million, or 27% and 25%, respectively. These increases were partially offset by reductions in volumes and prices for carbon pitch amounting to $4.4 million and $2.1 million, respectively. The increase in prices for phthalic anhydride is due to the fact that the primary feedstock is a petroleum derivative which reflects higher oil prices. The increase in prices for furnace coke is related to a reduction in Asian imports as a result of higher demand for steel in Asian markets due to economic expansions in China and other Asian nations. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to increases of $6.3 million and $8.2 million, or 3% and 7%, in volumes and prices, respectively, for railroad crossties. In addition, other products and services including utility poles resulted in volume increases amounting to $8.5 million. Ancillary crosstie products and services revenues also increased by approximately $12.5 million in conjunction with the increased crosstie volumes. The increase in volumes for railroad crossties was due in part to the exit from the wood treating business of our largest competitor.

Gross Margin After Depreciation and Amortization.    As a percentage of net sales, gross profit after depreciation and amortization increased for both Carbon Materials & Chemicals and Railroad & Utility Products. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $83.3 million from $51.9 million in the prior year. Gross margin for Carbon Materials & Chemicals increased due to $4.7 million of charges for asset retirement obligations in 2003 due to restructuring, coupled with $1.7 million of gains on settlements of asset retirement obligations during 2004. Gross margin for Carbon Materials & Chemicals also increased due to the increases in pricing for phthalic anhydride and furnace coke noted above, lower costs due to restructuring initiatives and higher margins as the result of the consolidation of Koppers China. These increases more than offset a $0.5 million charge for the settlement of a contract dispute with a customer. Gross profit after depreciation and amortization for Railroad & Utility Products increased to $37.1 million from $32.0 million in the prior year. Gross margin for Railroad & Utility Products increased due primarily to higher volumes for railroad crossties.

Depreciation and Amortization.    Depreciation and amortization for 2004 decreased compared to 2003 due primarily to restructuring activities in 2003 which reduced depreciation expense that would have been incurred on impaired assets by approximately $1.2 million in 2004.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percentage of net sales decreased primarily as a result of higher sales in the current year, plus $1.4 million of bad debt write-offs and $1.1 million of severance charges in the prior year, which offset an increase of $3.0 million as a result of foreign exchange rates and an increase of $2.6 million of management incentive and restricted stock compensation expense in the current year.

Restructuring and Impairment Charges.    During the fourth quarter of 2003 we determined that capacity rationalization was required in our U.S. Carbon Materials & Chemicals business to increase competitiveness. Accordingly, in December 2003 we ceased production at our carbon materials facility in Woodward, Alabama, resulting in a restructuring charge to fourth quarter pre-tax income of $3.1 million. Additionally, during the fourth quarter of 2003 we concluded that our carbon materials port operation in Portland, Oregon was an impaired facility based on its current and long-term economic prospects. The impairment charge for this facility resulted in a charge to fourth quarter pre-tax income of $3.1 million. We also incurred a $1.0 million charge for the impairment of certain storage tanks which were permanently idled due to reduced demand for carbon materials products in U.S. markets. In September 2003, we closed our Logansport, Louisiana wood treating plant due to deteriorating local market conditions. The closure resulted in a $1.3 million restructuring charge in the third quarter. We believe the U.S. market for wood treated utility poles suffers from overcapacity, and will continue to evaluate future productivity and cost reduction initiatives in this and all of our other businesses.

Interest Expense.    Interest expense increased due to higher debt levels in 2004 which more than offset $14.2 million of additional interest expense in 2003 due to the refinancing of our debt. The additional interest expense in 2003 from the refinancing included a call premium, the write-off of deferred financing costs, and additional interest for the period between the receipt of proceeds from our $320 million 9 7/8% senior secured notes due 2013, or the Senior Secured Notes, and the redemption of the $175 million 9 7/8% senior subordinated notes due 2007.

Income Taxes.    Our effective income tax rate for the year ended December 31, 2004 increased due primarily to the composition of earnings among U.S. and foreign operations.

Cumulative Effect of Accounting Change.    Effective January 1, 2003, we changed our method of accounting for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Previously, we had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, we now recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The cumulative effect of the change on prior years resulted in a charge to income of $18.1 million, net of income taxes of $11.7 million.

Net Income.    Net income for 2004 compared to 2003 increased due primarily to the January 1, 2003 adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which resulted in a cumulative effect adjustment for 2003. Additionally, net income before the cumulative effect of accounting change was higher in 2004 due to higher volumes and pricing of certain products, $2.7 million of net income from the consolidation of China which included improved operating results and $1.7 million of net income as a result of higher exchange rates, while net income in 2003 was adversely affected due to certain restructuring, impairment and related charges.

Carbon Materials & Chemicals Geographic Review

	Year ended December 31,
	2005	2004	2003
Net sales (in millions):
North America	$292.9	$256.9	$219.3
Australasia including China	175.8	168.6	135.8
Europe	144.9	127.9	129.0

Total	$613.6	$553.4	$484.1

Sales as percentage of total net sales:
North America	47.7%	46.4%	45.3%
Australasia including China	28.7%	30.5%	28.1%
Europe	23.6%	23.1%	26.6%

Total	100.0%	100.0%	100.0%

Operating margin:
North America	7.7%	5.5%	(7.8)%
Australasia including China	10.3%	13.9%	13.3%
Europe	5.2%	5.6%	5.2%

Total	7.8%	8.1%	1.6%

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004.

Net Sales.    North American sales increased by 14% due primarily to price increases (driven in part by higher raw material costs) of $30.1 million for phthalic anhydride, furnace coke and carbon pitch. Australasian sales increased by 4% due primarily to a favorable exchange rate impact of $3.8 million and $7.2 million for price increases for carbon black and carbon pitch and price and volume increases for carbon black feedstock, offset by volume decreases of $6.2 million for carbon black and carbon pitch. European sales increased by 13% due primarily to $11.2 million of sales from the Lambson acquisition and volume increases of $9.6 million for naphthalene and carbon pitch combined with price increases of $5.3 million for carbon black feedstock, offset by price decreases of $8.2 million for naphthalene and carbon pitch and $2.0 million of unfavorable exchange rate impact.

Operating Margin.    North American operating margin increased due to the price increases noted above as well as $1.1 million of additional profit realized as a result of insurance reserve reversals, which resulted from favorable loss trends in our most recent actuarial valuation. Additionally, $0.8 million of income was realized due to LIFO inventory decrements. Operating margin for Australasia decreased due to $4.9 million of penalties and legal expenses related to the anti-trust investigation in New Zealand and $0.7 million of additional environmental reserves for cleanup costs associated with contamination in Australia. Operating margin for Europe was lower than the prior year period due primarily to higher prices for raw materials.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003.

Net Sales.    North American sales increased by 17% due primarily to price increases (driven in part by higher raw material costs) of $25.1 million for phthalic anhydride and furnace coke, and volume increases of $10.6 million for carbon pitch, phthalic anhydride, and furnace coke. Australasian sales increased by 24% due primarily to a favorable exchange rate impact of $15.5 million, $25.5 million of sales from Koppers China, and volume increases of $1.3 million for naphthalene. These increases were partially offset by price decreases of $4.9 million for naphthalene and carbon pitch. European sales decreased slightly as a favorable exchange rate impact of $11.9 million was offset by volume decreases of $13.8 million for carbon pitch and phthalic anhydride.

Operating Margin.    North American operating margin increased due to the price and volume increases noted above, as well as $1.7 million of gains on settlements of asset retirement obligations, in contrast to $11.9 million of restructuring and related charges in the prior year. Operating margin for Australasia increased due to the volume increases noted above and the consolidation of Koppers China. Operating margin for Europe was higher than the prior year period due primarily to lower selling, general and administrative expense as a result of workforce reductions and lower legal and consulting costs.

Liquidity and Capital Resources

Subsidiary of Koppers Holdings Inc.

On November 12, 2004, Koppers Holdings Inc. (“Koppers Holdings”, formerly KI Holdings) was incorporated. On November 18, 2004, all of our common and preferred stock was converted into shares of common and preferred stock of Koppers Holdings and Koppers Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Holdings Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to Koppers Holdings’ stockholders. Koppers Holdings has no direct operations and no significant assets other than our stock. It depends on dividends from the earnings of us and our subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Holdings Notes. The terms of our senior secured credit facility prohibit us from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing our Senior Secured Notes (as described herein) significantly restrict us from paying dividends and otherwise transferring assets to Koppers Holdings.

Koppers Holdings completed an initial public offering on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share. Koppers Holdings received approximately $111.8 million of net proceeds (after $10.0 million of estimated expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of our senior secured notes on March 9, 2006, and pay a related a call premium of $10.1 million. We incurred $3.2 million of deferred financing cost write-offs related to the buyback of the notes. We also incurred $3.0 million for the termination of the Saratoga advisory services agreement, $1.3 million for bond and bank consent fees, and paid Koppers Holdings a post-IPO dividend of $7.0 million, all of which were financed through revolver borrowings.

In February 2006, we amended and restated our senior secured credit facility to provide for an additional term loan of $10.0 million and to extend the term of the credit agreement. The senior secured credit facility expires in December 2009, and the loans are secured by substantially all of our assets. In August 2005, we amended and restated our senior secured credit facility to, among other things, provide for a revolving credit facility of up to $115.0 million and for a term loan of $10.0 million. The senior secured credit facility is for a period of over four years, and the loans are secured by substantially all of our assets, with revolving credit availability based on receivables and inventory as well as the attainment of certain ratios and covenants. We incurred $0.5 million of fees related to the amendment.

The covenants that affect availability of the revolving credit facility and which may restrict our ability to pay dividends include the following financial ratios:

•	The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at December 31, 2005 was 1.79 to 1.0.

•	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
August 15, 2005 through March 31, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

•	The total leverage ratio at December 31, 2005 was 3.79 to 1.0.

On October 15, 2003 we issued $320.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2013, or the Senior Secured Notes. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of our current and future subsidiaries.

The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.

We are currently in compliance with all covenants in the indenture governing the Senior Secured Notes and the agreement governing the senior secured credit facility.

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

The Company has based its determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of December 31, 2005 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of the Company’s subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted the Company’s calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of December 31, 2005:

Subsidiary	Applicable Value as of December 31, 2005	Net Fair Value as of December 31, 2005	Net Book Value as of December 31, 2005
	(in millions)
World-Wide Ventures Corp. (1)	$43.7	$43.7	$(6.5)
Koppers Australia Holding Company Pty Ltd. (2)	42.8	42.8	10.8
Koppers Australia Pty Ltd.	42.8	42.8	10.8
Koppers Redemption, Inc.	—	—	—
Koppers Delaware, Inc.	25.4	22.5	25.4
Koppers Assurance, Inc.	(27.3)	(27.3)	(42.1)
Koppers Concrete Products, Inc.	0.1	(0.1)	0.1
Concrete Partners, Inc.	2.6	(4.2)	2.6
Koppers Europe ApS	5.4	5.4	(12.2)

(1)	The assets of World-Wide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

The Applicable Value of the capital stock of the Company’s subsidiaries did not exceed the Collateral Threshold as of December 31, 2005. Further, as there have been no significant changes in the operations of each of these subsidiaries since December 31, 2005, the Company has determined that the Applicable Value of the capital stock of each of these subsidiaries currently remains below the Collateral Threshold.

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

In respect of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Redemption, Inc., Koppers Assurance, Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. The Company has calculated the estimated market value of its subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the year ended December 31, 2005, and multiplying this EBITDA by a multiple used by the Company for purposes of valuing the common stock of its parent, Koppers Holdings Inc. during 2005. Prior to the consummation of its initial public offering in February 2006, Koppers Holdings Inc. retained an independent appraisal firm for purposes of calculating the market value of its common stock annually on a going concern basis, as provided for in the Company’s former stockholders’ agreement, and in connection with determining equity-based compensation, and the Company has used the midpoint of the range used by such firm, based on the fact that the value of Koppers Holdings Inc. shares were based upon the performance of its wholly owned subsidiary, Koppers Inc. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of its subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of the Company’s subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of December 31, 2005 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral:

Subsidiary	Change in Applicable Value
(in millions)
World-Wide Ventures Corp.	$20.3
Koppers Australia Holding Company Pty Ltd.	21.2
Koppers Australia Pty Ltd.	21.2
Koppers Redemption, Inc.	64.0
Koppers Delaware, Inc.	38.6
Koppers Assurance, Inc.	91.3
Koppers Concrete Products, Inc.	63.9
Concrete Partners, Inc.	61.4
Koppers Europe ApS	58.6

Koppers Holdings depends on the dividends from the earnings of us and our subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of our senior secured credit facility as well as the terms of the indenture governing the Senior Secured Notes significantly restrict us from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50% of consolidated net income, among other things. Cash equity contributions from the sale of stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility. Under the Senior Secured Note indenture we. must have an EBITDA (as defined in the indenture governing the Senior Secured Notes) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15 million under the revolving credit facility after giving effect to the dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit line would restrict our ability to pay dividends. We were able to pay a $13 million dividend to Koppers Holdings in August 2005. As of December 31, 2005 and December 31, 2004, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $8.1 million and $14.0 million, respectively. Immediately following the closing of Koppers Holdings’ initial public offering, based on the equity contribution to us to reduce the outstanding amount of the Senior Secured Notes, the then available basket was increased by $101.7 million.

Our liquidity needs are primarily for our estimated contractual obligations totaling approximately $240.9 million for 2006 which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance and acquisitions. We believe that our cash flow from operations and available borrowings under our senior secured credit facility will be sufficient to fund our anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, we would be required to raise additional funds.

As of December 31, 2005, we had $25.3 million of cash and cash equivalents and $65.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2005, $17.7 million of commitments were utilized by outstanding standby letters of credit ($2.9 million of which relates to Australia and does not reduce revolver availability).

In August 2005, we paid a dividend of $13.0 million to Koppers Holdings which was borrowed under the revolving credit facility.

In December 2005, we paid a dividend of $3.0 million to Koppers Holdings.

In February 2006, we paid a dividend of $7.0 million to Koppers Holdings.

Overview of Operating Cash Flows.    From fiscal 2002 through fiscal 2004, operating cash flows declined by $27.5 million. The primary reasons for this decline were an increase in inventories of $19.4 million and an increase in pension funding of $7.9 million. Although we expect that inventory levels will not return to 2002 levels, and that pension contributions will remain at high levels for the next several years, we do not believe the deterioration in our operating cash flows between 2002 and 2004 is a trend which will continue prospectively. Pension funding is expected to stabilize or decline as a result of an amendment to our U.S. salaried pension plan which reduced benefits; our calendar year 2005 funding was approximately $11.3 million after contributing $14.7 million in 2004, and we expect to contribute $12.3 million in 2006. Additionally, inventory at December 31, 2005 was $14.5 million lower than at December 31, 2004 partly as a result of our efforts to improve cash flow. We believe our overall efforts to improve cash flow are reflected in the increase in cash flow from operations of $39.9 million for the year ended December 31, 2005 compared to 2004.

Net cash provided by operating activities for the year ended December 31, 2005 increased compared to the prior year due primarily to higher non-cash interest expense and a decrease in working capital in 2005 of $5.1 million compared to an increase in working capital in 2004 of $18.1 million. Net cash provided by operating activities increased for full year 2004 as compared to the prior year as higher net income before cumulative effect of accounting change and an increase in the utilization of deferred taxes were partially offset by an increase in working capital in 2004 of $18.1 million compared to an increase in working capital in 2003 of $7.5 million, an $8.6 million increase in pension funding in 2004, and a $2.0 million payment for the extension of the indemnity agreement with Beazer. See “—Environmental and Other Liabilities Retained or Assumed by Others”.

Net cash used in investing activities for the year ended December 31, 2005 increased primarily as a result of the acquisition in the United Kingdom described herein and related capital expenditures. Capital expenditures were higher in calendar 2004 than in 2003 due primarily to an increase in capital expenditures in the U.S. carbon materials business.

Planned expansion at our carbon black facility in Australia is expected to result in capital expenditures of $8-10 million in 2006. Additionally capital expenditures may be incurred in the future due to growth opportunities in existing markets in China.

Net cash used in financing activities for the year ended December 31, 2005 was related to the payment of $16.0 million in dividends and debt repayments on the revolving credit facility and the China and Monessen term loans, offset by new borrowing in the United Kingdom for the acquisition of Lambson’s. Net cash provided by financing activities in 2004 related to revolver borrowings of $49.9 million to provide for the payment of $33.4 million in dividends, the repayment of $8.0 million of the term loan, the purchase of $1.5 million of common stock, and the payment of $1.4 million of deferred financing costs. Net cash provided by financing activities in 2003 related to the issuance of $320 million of our Senior Secured Notes to provide for the redemption of $175 million of notes due in 2007, a reduction in the amount of bank debt, payment of $48.1 million of dividends, $9.0 million of purchases of stock from retirees, and the payment of $16.1 million of deferred financing costs.

Koppers Holdings used the majority of the net proceeds of the initial public offering to redeem $101.7 million of the aggregate principal amount of our Senior Secured Notes in March 2006. We plan to use cash from operations for growth opportunities, dividends and debt reduction.

Legal Matters

We are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters.

Government Investigations.    In late 2002, we contacted the Canadian Competition Bureau, or the CCB, and offered its cooperation with respect to industry competitive practices concerning the production, supply and sales of coal tar pitch, naphthalene, creosote oil and carbon black feedstock. As a result of such cooperation, in April 2003 the CCB granted us a provisional guarantee of immunity from fines under the Canadian Competition Act with respect to the supply and sale of coal tar pitch, naphthalene, creosote oil and carbon black feedstock prior to 2001. There have been no recent communications with the CCB. Similar investigations of industry competitive practices by the European Commission and the United States Department of Justice have been terminated. Although the CCB has not indicated that its investigation has been terminated, we do not currently anticipate any adverse consequences from the CCB’s investigation based on the lack of recent communications from the CCB and the termination of the concurrent investigations by the European Commission and the United States Department of Justice.

In April 2005, the NZCC, filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including KANZ, KAI, Koppers Australia, TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986, or the Act. The statement of claim seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. On February 23, 2006 the NZCC, KANZ, KAI and Koppers Australia executed the Cooperation Agreement. The Cooperation Agreement provides, among other things, that KANZ, KAI and Koppers Australia must cooperate with the NZCC until such time as the NZCC’s investigation and any related court proceedings have been concluded. It also provides that the NZCC will discontinue all proceedings against Koppers Australia and that court approval of a joint aggregate penalty in the amount of approximately $2.5 million plus costs of $0.1 million will be sought with respect to KANZ and Koppers Arch Investments for breaches of the Act. Except as set forth above, we are not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if asserted and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

Koppers Arch Australia has made an application for leniency under the Australian Competition and Consumer Commission’s, or the ACCC, policy for cartel conduct. The ACCC has granted immunity to Koppers Arch Australia, subject to the fulfillment of certain conditions, such as, but not limited to, continued cooperation. If the conditions are not fulfilled, Koppers Arch Australia may be penalized for any violations of the competition laws of Australia. Such penalties, if assessed against Koppers Arch Australia, could have a material adverse effect on its business, financial condition, cash flows and results of operations. We are not currently aware of any civil claims related to competitive practices in Australia. Such civil claims, if asserted and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of Koppers Arch Australia.

We have reserved approximately $2.6 million for these penalties as of December 31, 2005. This amount is included in cost of sales. The amount reserved is based upon the penalties and costs set forth in the Cooperation Agreement.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (our indirect subsidiary) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Pacific Century.    On October 10, 2002, Koppers Timber Preservation Pty Ltd, a subsidiary of Koppers Australia, was named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century Production Pty Ltd in the Supreme Court of Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claimed that certain posts were defective in that they had either decay or excessive bark or were less than the minimum specified size. In addition, plaintiff alleged violations of the Australian Timber Utilization and Marketing Act. Plaintiff sought damages in the amount of $4.9 million for, among other things, the costs of removing and replacing the trellis posts. Plaintiff also filed a lawsuit against the constructor of the vineyard trellises, which is still pending. This lawsuit against the trellis constructor was consolidated with its claim against our subsidiary. Koppers Australia has settled with Pacific Century and has withdrawn its third party claim against the constructor of the trellises but Koppers Australia must reimburse the trellis constructor for certain court costs; a provision of $0.9 million has been made for this matter, of which $0.4 million was paid in 2005.

Product Liability Cases.    We, along with other defendants, have been named as a defendant in 24 cases filed in state court in Pennsylvania and two cases filed in state court in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by us. The first of these cases was filed in April 2000 and the most recent was filed in January 2006. There are a total of approximately 82 plaintiffs in these cases. Of the 82 plaintiffs, 80 plaintiffs do not claim any specific amount of damages. These 80 plaintiffs seek compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits (in most cases $25,000) of the applicable courts. Of the 82 plaintiffs, two plaintiffs (in the same case) assert damages not to exceed a combined total of $10 million. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., Henkel Corporation, Univar USA, Inc. and PPG Architectural Finishes Inc. The cases are in the early stages of discovery. We have not provided a reserve for these lawsuits because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although we are vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on our business, financial condition, cash flows and results of operations.

Grenada.    We, together with various co-defendants, have been named as a defendant in toxic tort lawsuits in various state courts in Mississippi and in toxic tort lawsuits in federal court in Mississippi arising from the operations of our wood treating plant in Grenada, Mississippi.

Somerville.    In June 2005, we were served with a putative class action lawsuit in federal court in Austin, Texas against us and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. The lawsuit alleged that several classes of past and present property owners and residents in the Somerville, Texas area numbering in excess of 2,500 suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by us. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages within the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation.

Stickney.    The Illinois Environmental Protection Agency, or the IEPA, has requested that we conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised us that it made such request as a result of a reported release of oil-like material from our property into an adjacent river canal. We have agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. We have not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Additionally, the United States Environmental Protection Agency, or the EPA, has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The EPA has proposed a fine of $146,000 plus an undetermined amount of stipulated penalties for any past, similar violations. We agreed to settle with the EPA for $80,000. We had previously made a provision of $100,000 for this matter.

Other Matters

Plant Closure/Impairment.    During 2005, we incurred $0.8 million related to the closure of our wood treating facility in Montgomery, Alabama. Of this amount, $0.3 million was for accelerated depreciation of fixed assets, $0.2 million was for severance charges, and $0.3 million was for impairment charges. The total charges of $0.8 million are due to the facility ceasing production in September 2005. The closure of the facility is expected to increase capacity utilization at certain other wood treating plants and provide for improved operating efficiencies and profitability for the business.

Additionally, in the fourth quarter of 2005 we made a determination that assets at our Superior, Wisconsin wood treating facility were impaired, resulting in a charge to cost of sales of $0.6 million. We are currently evaluating whether to close this facility, and expect to complete our evaluation in the first half of 2006.

During 2005 and 2004, we recorded gains on settlements of asset retirement obligations of $1.9 million and $1.7 million, respectively. A charge of $4.7 million of additional asset retirement obligations was recorded in 2003 due to a restructuring.

Acquisition of Specialty Chemicals Business.    On April 14, 2005, our subsidiary located in the United Kingdom entered into an agreement to purchase the specialty chemical business and certain related assets of Lambson Specialty Chemicals Limited. The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The purchase, which was financed by a loan from a lending institution in the United Kingdom, was completed during the second quarter of 2005. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of intangible assets, most of which are being amortized over a three year period. Additionally, approximately $0.6 million of liabilities were assumed. Bank loans related to this purchase amounted to $6.4 million, and the purchase price also includes $4.5 million of seller financing. Approximately $0.3 million of acquisition costs were incurred prior to 2005. Operating results are included in the statement of operations from the acquisition date forward. Net sales and net income for the year ended December 31, 2005 amounted to $11.2 million and $0.0 million, respectively.

Stock Purchases by Directors/Restricted Stock Grants to Senior Management.    In August 2004 three members of our board of directors, Robert Cizik, David M. Hillenbrand and Clayton A. Sweeney, each purchased 19,900 shares of the Company’s common stock at the then current fair value of $3.30 per share. Additionally, in August 2004 we also granted a total of 537,287 restricted stock units with a fair value of $3.30 per share to Walter W. Turner, Steven R. Lacy, Brian H. McCurrie, Kevin J. Fitzgerald, Thomas D. Loadman, Mark R. McCormack, M. Claire Schaming and Robert H. Wombles, of which 20% vested August 31, 2004 and 20% vested August 31, 2005. The remaining units will vest annually at a rate of 20% per year. We recorded $0.3 million of compensation expense for the vesting of restricted stock grants during 2005 and $0.5 million of compensation expense for the vesting of restricted stock.

Pension Funding.    We contributed approximately $11.3 million to our U.S. defined benefit pension plans in 2005. Our estimates of our defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. We anticipate contributions of approximately $12.3 million during 2006.

Consolidation of Koppers China.    In 1999, we entered into a joint venture agreement with TISCO to rehabilitate and operate a tar distillation facility in China. Koppers China is 60% owned by us and began production of coal tar products in 2001. Contributions of cash, engineering services and acquisition costs for the joint venture total $10.5 million to date. In June 2001, we entered into an agreement with TISCO whereby TISCO assumed control of Koppers China through December 31, 2003. We chose to delay development of the carbon pitch export market due to the restructuring of the North American aluminum smelting capacity. In the interim, TISCO assumed responsibility for the joint venture to develop the domestic Chinese market. During this period, TISCO bore all responsibility for the operations and management of the facility, as well as the net income or loss, except for our pro rata share of depreciation, amortization and income taxes of the joint venture. Accordingly, we changed our method of accounting from consolidation to the equity method effective June 2001 to reflect this change in our ability to control Koppers China.

On January 1, 2004, we resumed control of Koppers China, which resulted in the consolidation of Koppers China in our financial statements beginning in the first quarter of 2004. For the years ended December 31, 2005 and 2004 our consolidated results include sales of $24.5 million and $25.5 million, respectively, and net income of $4.0 million and $2.7 million, respectively, for Koppers China. We anticipate that the profitability of Koppers China will be negatively impacted by the slowing of the Chinese economy, higher raw material costs and lower selling prices for certain products in the near term.

Interest Rate Swap.    In January 2004, we entered into an interest rate swap agreement for $50.0 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the twelve months ended December 31, 2005 and 2004 was to lower interest expense by approximately $0.5 million and $1.3 million, respectively. The fair value of the swap agreement at December 31, 2005 and 2004 was a liability of $2.2 million and $0.9 million, respectively.

Stock Redemptions.    For the years ended December 31, 2005 and 2004, stock redemptions for terminated management investors for which we were not contractually obligated to redeem shares, including retirees, totaled $0.3 million and $1.3 million, respectively. On February 27, 2004 the Stockholders’ Agreement was amended to make the redemption of common stock from the Management Investors at our option after the effective date of the amendment. See “Certain Relationships and Related Party Transactions—Stockholders’ Agreement.”

Foreign Operations and Foreign Currency Transactions.    We are subject to foreign currency translation fluctuations due to our foreign operations. For the year ended December 31, 2005 and 2004, exchange rate fluctuations resulted in a decrease to comprehensive income of $8.3 million and an increase to comprehensive income of $5.6 million, respectively. We economically hedge certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period. Therefore, at December 31, 2005 and 2004 there were no deferred gains or losses on hedging of foreign currencies. The fair value of these derivatives at December 31, 2005 and 2004 was $0.0 million and $0.1 million respectively, and is included in other current assets. For the years ended December 31, 2005 and 2004 there were no net gains or losses on forward exchange contracts, and, for the year ended December 31, 2003 $0.2 million of losses on forward exchange contracts are included in cost of sales. Realized foreign exchange gains for the years ended December 31, 2005, 2004 and 2003 amounted to $0.1 million, $0.4 million and $0.3 million, respectively.

Seasonality; Effects of Weather.    Our quarterly operating results fluctuate due to a variety of factors that are outside our control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have been halted for short periods of time during the winter months. Moreover, demand for some of our products declines during periods of inclement weather. As a result of the foregoing, we anticipate that we may experience material fluctuations in quarterly operating results.

Schedule of Certain Contractual Obligations

The following table details our projected payments for our significant contractual obligations as of December 31, 2005. The table is based upon available information and certain assumptions we believe are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Long-Term Debt	$379.5	$10.5	$7.9	$35.4	$325.7
Operating Leases	70.2	18.5	28.2	19.7	3.8
Legal settlements	2.6	2.6	—	—	—
Beazer Indemnity Extension	3.0	2.0	1.0	—	—
Interest on Debt	260.7	35.1	69.5	66.4	89.7
Pension Funding (1)	12.3	12.3	—	—	—
Purchase Commitments (2)	563.1	158.7	246.8	152.7	4.9
Stock Liability (3)	1.2	1.2	—	—	—

Total Contractual Cash Obligations	$1,292.6	$240.9	$353.4	$274.2	$424.1

(1)	Based on projected contribution requirement for 2006.
(2)	Consists primarily of raw materials purchase contracts. These are typically not fixed price arrangements; the prices are based on the prevailing market prices. As a result we generally expect to be able to hedge the purchases with sales at those future prices.
(3)	Represents commitments to purchase common stock at December 31, 2005. On February 27, 2004, the stockholders’ agreement was amended to make the redemption of common stock from the Management Investors at our option, after the effective date of the amendment.

Schedule of Certain Other Commercial Commitments

The following table details our projected payments for other significant commercial commitments as of December 31, 2005. The table is based upon available information and certain assumptions we believe are reasonable.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in millions)
Lines of Credit (Unused)	$70.0	$65.2	$—	$—	$4.8
Standby Letters of Credit	17.7	17.7	—	—	—

Total Other Commercial Commitments	$87.7	$82.9	$—	$—	$4.8

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of revenues and expenses, assets and liabilities, and the disclosure of contingent liabilities. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Our management’s estimates are based on the relevant information available at the end of each period.

Long-Lived Assets.    Our management periodically evaluates the net realizable value of long-lived assets, including property, plant and equipment, based on a number of factors including operating results, projected future cash flows and business plans. We record long-lived assets at the lower of cost or fair value, with fair value based on assumptions concerning the amount and timing of estimated future cash flows. Since judgment is involved in determining the fair value of fixed assets, there is a risk that the carrying value of our long-lived assets may be overstated.

Goodwill.    Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer amortized but is assessed for impairment at least on an annual basis. In making this assessment, management relies on various factors, including operating results, estimated future cash flows, and business plans. There are inherent uncertainties related to these factors and in our management’s judgment in applying them to the analysis of goodwill impairment. Since management’s judgment is involved in performing goodwill impairment analyses, there is risk that the carrying value of goodwill is overstated.

Goodwill valuations are performed using an average of actual and projected operating results of the relevant reporting units. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. Additionally, disruptions to our business such as prolonged recessionary periods or unexpected significant declines in operating results of the relevant reporting units could result in charges for goodwill and other asset impairments in future periods.

Revenue Recognition.    We recognize revenue from product sales at the time of shipment or when title passes to the customer. We recognize revenue related to the procurement of certain untreated railroad crossties upon transfer of title, which occurs upon delivery to our plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. Our recognition of revenue with respect to untreated crossties meets all the recognition criteria of SAB Topic 13A3, including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer and the completion of all performance obligations by us. Revenue recognized for untreated crosstie sales for the years ended December 31, 2005, 2004 and 2003 amounted to $100.9 million, $103.0 million and $96.6 million, respectively.

Inventories.    In the United States, Carbon Materials & Chemicals (excluding furnace coke) and Railroad & Utility Products inventories are valued at the lower of cost, utilizing the last-in, first-out basis, or market. Inventories outside the United States are valued at the lower of cost, utilizing the first in, first-out basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. Last-in, first-out inventories constituted approximately 46% and 48% of the first-in, first-out inventory value at December 31, 2005 and 2004, respectively.

Accrued Insurance.    We are insured for property, casualty and workers’ compensation insurance up to various stop loss amounts after meeting required retention levels. Losses are accrued based upon estimates of the liability for the related retentions for claims incurred using certain actuarial assumptions followed in the insurance industry and based on our experience. In the event we incur a significant number of losses beyond the coverage retention limits, additional expense beyond the actuarial projections would be required.

Pension and Postretirement Benefits.    Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided far into the future and allocating that cost over the time period each employee works. This calculation requires extensive use of assumptions regarding inflation, investment returns, mortality, medical costs, employee turnover and discount rates. In determining the expected return on plan assets assumptions, we evaluate long-term actual return information, the mix of investments that comprise plan assets and estimates of future investment returns. In selecting rates for current and long-term health care assumptions, we take into consideration a number of factors including our actual health care cost increases, the design of our benefit programs, the characteristics of our active and retiree populations and expectations of inflation rates. Since these items require our management’s judgment, the related liabilities currently recorded by us could be lower or higher than amounts ultimately required to be paid.

Accounts Receivable.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve for bad debts is recorded against amounts due. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Environmental Liabilities.    We are subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety, including, among other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. We expect to incur substantial costs for ongoing compliance with such laws and regulations. We may also incur costs as a result of governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. We accrue for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2005 and 2004 were approximately $3.8 million and $4.7 million, respectively, which include provisions primarily for environmental fines and remediation matters.

Environmental Reserves Rollforward

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in millions)
Beginning balance	$4.7	$7.5	$11.3
Expense (income)	1.1	—	(0.6)
Cash expenditures including penalties	(1.6)	(2.9)	(4.0)
Foreign exchange	(0.4)	0.1	0.8

Ending balance	$3.8	$4.7	$7.5

Expense for 2005 included $0.7 million for estimated soil remediation costs at the coal tar plant in Newcastle, Australia. This amount is based on our current estimate of the expected remediation costs to achieve compliance with the requirements of local governmental agencies. An additional $0.4 million of expense was for estimated settlement costs at the Clairton, Pennsylvania and Stickney, Illinois coal tar plants. Additional expenses totaling $0.3 million related to waste disposal and remediation costs at plants in Australia and the United Kingdom were offset by the reversal to profit of $0.3 million of reserves in our Danish operations as the result of the completion of a waste disposal project.

Income for 2003 was primarily the result of the reversal to profit of $0.7 million of reserves based on a reassessment of exposure at our Monessen, Pennsylvania coke facility. There are currently no environmental reserves related to this facility based on our current environmental assessment.

Other remaining unsettled environmental matters are not probable and estimable and therefore do not currently have amounts accrued.

Legal Matters.    We record liabilities related to legal matters when an adverse outcome is probable and reasonably estimable. To the extent we anticipate favorable outcomes to these matters which ultimately result in adverse outcomes, we could incur material adverse impacts on earnings and cash flows. Since such matters require significant judgments on the part of management, the recorded liabilities could be lower than what is ultimately required.

Legal Reserves Rollforward

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(in millions)
Beginning balance	$0.8	$0.3	$—
Expense (income)	2.7	0.5	0.3
Cash expenditures	(0.4)	—	—

Ending balance	$3.1	$0.8	$0.3

Expense for 2005 consisted of $2.6 million for estimated penalties related to the New Zealand anti-trust litigation and $0.1 million of expected settlement amounts related to the Pacific Century litigation. These estimates are based on our current expectations of final settlement regarding these matters.

Expense for 2004 and 2003 consisted of $0.5 million and $0.3 million, respectively, for estimated settlement costs for the Pacific Century litigation.

Other remaining unsettled litigation matters are not probable and estimable and therefore do not currently have amounts accrued.

Asset Retirement Obligations.    We measure asset retirement obligations based upon the applicable accounting guidance, using certain assumptions including estimates regarding the recovery of residues in storage tanks. In the event that operational or regulatory issues vary from our estimates, we could incur additional significant charges to income and increases in cash expenditures related to the disposal of those residues.

Deferred Tax Assets.    At December 31, 2005 our balance sheet included $51.9 million of deferred tax assets. We have determined that reserves of $7.2 million are required for these deferred tax assets, based on future earnings projections. To the extent that we encounter unexpected difficulties in market conditions, adverse changes in regulations affecting our businesses and operations, adverse outcomes in legal and environmental matters, or any other unfavorable conditions, the projections for future taxable income may be overstated and we may be required to record an increase in the valuation allowance related to these deferred tax assets which could have a material adverse effect on income in the future.

Recently Issued Accounting Guidance

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154. SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

In April 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN No. 47. FIN No. 47 clarifies that the term conditional obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments, or SFAS 123R. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We were required to adopt the new standard in the first interim period beginning after December 15, 2005. The adoption of SFAS 123R will not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29, or SFAS 153. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The adoption of SFAS No. 153 did not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We are required to adopt the new standard in the fiscal year beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial statements.

American Jobs Creation Act of 2004.    In October 2004, the American Jobs Creation Act of 2004, or the AJCA, was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate through December 31, 2005. The FASB issued FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. We have completed our evaluation of the repatriation provision. Based on our evaluation, we have determined that we cannot effectively repatriate earnings from foreign subsidiaries in 2005 under the repatriation provision.

Environmental and Other Liabilities Retained or Assumed by Others

We have agreements with former owners of certain of our operating locations under which the former owners retained, assumed and/or agreed to indemnify us against certain environmental and other liabilities. The most significant of these agreements was entered into at our formation on December 29, 1988, which we refer to as the Acquisition. Under the related asset purchase agreement between us and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify us against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition, and liabilities related to products sold by Beazer East prior to the Acquisition, which we refer to as the Indemnity. Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee, which we refer to as the Guarantee. Beazer Limited became a wholly owned indirect subsidiary of

Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by us) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify us with regard to certain environmental, product and other liabilities and imposes certain conditions on us before receiving such indemnification, including in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, we entered into an agreement with Beazer East to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, we agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The first two payments of $2.0 million each were made in July 2005 and 2004, respectively. The final two payments of $2.0 million and $1.0 million are due to be paid by us to Beazer East on July 1, 2006 and July 1, 2007, respectively. We agreed to make these payments to Beazer to obtain an extension of the Indemnity to the year 2019. Qualified expenditures under the Indemnity are not subject to a monetary limit. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988, or Pre-Closing, acts or omissions of Beazer East or its predecessors, (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors, (iii) punitive damages for the acts or omissions of Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. If the third party claims described in sections (i) and (ii) above are not made by July 2019, Beazer East will not be required to pay the costs arising from such claims under the Indemnity. However, with respect to any such claims which are made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019.

Contamination has been identified at most of our manufacturing and other sites. Three sites owned and operated by us in the United States, as well as one former site, are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA. The sites include our Gainesville, Florida wood treating facility; our Galesburg, Illinois wood treating facility; our Florence, South Carolina wood treating facility; and our former Feather River, California wood treating facility. Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act, or RCRA, substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of our sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

To date, the parties that retained, assumed and/or agreed to indemnify us against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. We believe that, for the last three years, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $13.4 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and we are held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on us could have a material adverse effect on our business, financial condition, cash flows and results of operations. Furthermore, we could be required to record a contingent liability on our balance sheets with respect to such matters, which could result in our having significant additional negative net worth.

Also, contamination has been detected at certain of our Australian facilities. These sites include our tar distillation facility in Mayfield, NSW, Australia and certain property adjacent to such facility and our wood protection chemicals facility in Trentham, Victoria, Australia, which has been listed on the Victorian register of contaminated sites. Our total reserves include $1.7 million for estimated remediation costs at these sites.

Grenada

All Cases

We, together with various co-defendants (including Beazer East), have been named as a defendant in toxic tort lawsuits in state court in Mississippi (see State Court Cases below) and in federal court in Mississippi (see Federal Court Cases below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on our experience in defending previous toxic tort cases, we do not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. We have not provided a reserve for these lawsuits because, at this time, we cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although we intend to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not result in substantial cost to us.

Federal Court Cases

Beck Case—The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 re-filed cases seek compensatory damages from us of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of the 12 plaintiffs whose claims were not dismissed are still pending. The 12 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. The court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately. The first of these trials is scheduled to commence on April 17, 2006. The remaining 11 trials are scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial.

Ellis Case—There are approximately 1,130 plaintiffs in this case. Each plaintiff seeks compensatory damages from us of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. Discovery in this case has been stayed pending the completion of the trials for the 12 plaintiffs in the Beck case.

State Court Cases

In the state court cases, which currently include a total of approximately 235 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for trespass and private nuisance in unspecified amounts together with injunctive relief. The state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County pursuant to an order of the Mississippi Supreme Court granting our motions for a change of venue and severance. Discovery in the state court cases not originally filed in Grenada County is currently stayed. After such cases have been transferred to Grenada County, the stay of discovery in such cases is expected to be lifted. With respect to the state court case that was originally filed on behalf of 95 plaintiffs in Grenada County, the court granted our motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with a small number of new plaintiffs) have filed their individual complaints in Grenada County. These plaintiffs are included in the total of approximately 235 plaintiffs shown above.

Somerville.    In June 2005, We were served with a putative class action lawsuit in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. The lawsuit alleged that several classes of past and present property owners and residents in the Somerville, Texas area numbering in excess of 2,500 suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by us. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages within the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. Of the 17 separate counts in the amended complaint, five counts allege acts of intentional racial discrimination by the defendants. We have not provided a reserve for this lawsuit because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although we intend to vigorously defend these cases, there can be no assurance that an unfavorable resolution of this matter will not have a material adverse effect on our business, financial condition, cash flows and results of operations.

Stickney.    The Illinois Environmental Protection Agency, or the IEPA, has requested that we conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised us that it made such request as a result of a reported release of oil-like material from our property into an adjacent river canal. We have agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. We have not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Additionally, the United States Environmental Protection Agency, or the EPA, has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The EPA has proposed a fine of $146,000 plus an undetermined amount of stipulated penalties for any past, similar violations. We agreed to settle with the EPA for $80,000. We had previously made a provision of $100,000 for this matter.

Other Environmental Matters

In October 1996, we received a Clean Water Act information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. The EPA alleged that we violated various provisions of the Clean Water Act. We subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments. The first two payments, totaling $1 million each, were made in April 2004 and 2003, respectively. The final payment of $0.9 million was made in April 2005.

In August 2005, we received a Clean Water Act information request from Region 4 of the EPA. Region 4 encompasses six of our facilities. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. We are cooperating with the EPA and have provided certain information to the EPA for review. We are awaiting EPA’s response to the information we submitted. We have not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Additionally, during an investigation we initiated at our Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a complaint against us by EPA alleging certain civil and criminal violations of applicable environmental laws. We subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment by us of a $2.1 million fine to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. Our plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between us and EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. The final payment of $1.0 million was completed in January 2005. The plea agreement terminated in December 2005. A failure on our part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for our suspension or debarment from governmental contracts.

In August 2005, the Pennsylvania Department of Environment Protection, or PADEP, proposed a fine of $1.3 million related to alleged water discharge exceedances from a storm water sewer pipe at our tar distillation facility in Clairton, Pennsylvania. We have proposed to undertake certain engineering steps at a cost of approximately $1.5 million to address this matter pursuant to a consent order we are currently discussing with PADEP. We intend to cooperate with PADEP to resolve this matter. We have accrued $0.3 million for this matter, which we believe is a reasonable approximation of the probable settlement based on the current status of settlement negotiations.

Other Business Matters

There are currently no known viable substitutes for carbon pitch in the production of carbon anodes. However, in 2000, our largest carbon pitch customer announced that it was actively pursuing alternative anode technology that would eliminate the need for carbon pitch as an anode binder. No commercial development of this technology has occurred since this announcement. Although management does not believe that this alternative technology will be developed and used widely within the next five years, the potential development and implementation of this new technology could seriously impair our ability to profitably market carbon pitch and related co-products. Approximately 75% of our carbon pitch is sold to the aluminum industry under long-term contracts typically ranging from three to four years.

Global restructuring in the electrode and aluminum markets has resulted in reduced consumption volumes of carbon pitch in domestic markets. As a result, during 2003 we ceased production at our carbon materials facility in Woodward, Alabama and also determined that our port facility in Portland, Oregon is an impaired facility. As a result, restructuring and impairment charges of $7.2 million and related charges of $4.9 million were recorded to pre-tax income in 2003 for the Carbon Materials & Chemicals segment.

Over the last several years, utility pole demand has dropped as utilities in the United States and Australia have reduced spending due to competitive pressures arising from excess capacity and deregulation. It is expected that excess capacity and deregulation will continue to negatively affect both new and replacement pole installation markets.

FORWARD-LOOKING INFORMATION

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and may include, but are not limited to, statements about sales levels, restructuring, profitability and anticipated expenses and cash outflows. All forward-looking statements involve risks and uncertainties. All statements contained herein that are not clearly historical in nature are forward-looking, and words such as “believe”, “anticipate”, “expect”, “estimate”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely” or other similar words or phrases are generally intended to identify forward-looking statements. Any forward-looking statement contained herein, in press releases, written statements or other documents filed with the SEC, or in Koppers’ communications with and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls, regarding expectations with respect to sales, earnings, cash flows, operating efficiencies, product introduction or expansion, the benefits of acquisitions and divestitures or other matters as well as financings and repurchases of debt of equity securities, are subject to known and unknown risks, uncertainties and contingencies. Many of these risks, uncertainties and contingencies are beyond our control, and may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward-looking statements include, among other things:

•	general economic and business conditions;

•	demand for the Company’s goods and services;

•	competitive conditions in the industries in which Koppers operates;

•	the ratings on our debt and our ability to repay or refinance our outstanding indebtedness as it matures;

•	our ability to operate within the limitations of our debt covenants;

•	interest rate fluctuations and other changes in borrowing costs;

•	other capital market conditions, including foreign currency rate fluctuations;

•	availability of and fluctuations in the prices of key raw materials, including coal tar and timber;

•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across countries;

•	potential impairment of our goodwill and/or long-lived assets; and

•	unfavorable resolution of litigation against us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Like other global companies, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. The objective of our financial risk management is to minimize the negative impact of interest rate and foreign exchange rate fluctuations on our earnings, cash flows and equity.

To manage the interest rate risks, we use a combination of fixed and variable rate debt. This reduces the impact of short-term fluctuations in interest rates. To manage foreign currency exchange rate risks, we enter into foreign currency debt instruments that are held by our foreign subsidiaries. This reduces the impact of fluctuating currencies on net income and equity. We also use forward exchange contracts to hedge firm commitments up to twelve months and all such contracts are marked to market with the recognition of a gain or loss at each reporting period.

The following analyses present the sensitivity of the market value, earnings and cash flows of our financial instruments and foreign operations to hypothetical changes in interest and exchange rates as if these changes occurred at December 31, 2005 and 2004. The range of changes chosen for these analyses reflects our view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate and exchange rate assumptions. These forward-looking statements are selective in nature and only address the potential impacts from financial instruments and foreign operations. They do not include other potential effects that could impact our business as a result of these changes.

Interest Rate and Debt Sensitivity Analysis.    Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. As described in Note 3 of our Notes to Consolidated Financial Statements, we have both fixed and variable rate debt to manage interest rate risk and to minimize borrowing costs. In January 2004, we also entered into an interest rate swap arrangement with respect to $50.0 million of the Senior Secured Notes. (See “—Liquidity and Capital Resources.”)

At December 31 2005 we had $270.0 million of fixed rate debt and $109.5 million of variable rate debt, and at December 31, 2004, we had $273.8 million of fixed rate debt and $112.0 million of variable rate debt (for both years including the swap). Our ratio of variable rate debt at December 31, 2005, including the interest rate swap referred to above, was approximately 29%, the same as in the previous period. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

Holding other variables constant (such as debt levels and foreign exchange rates), a one percentage point decrease in interest rates at December 31, 2005 and 2004 would have increased the unrealized fair market value of the fixed rate debt by approximately $16.2 million and $16.4 million, respectively. The earnings and cash flows for the next year assuming a one percentage point increase in interest rates would decrease approximately $1.1 million, holding other variables constant.

Exchange Rate Sensitivity Analysis.    Our exchange rate exposures result primarily from our investment and ongoing operations in Australia, Denmark and the United Kingdom. Holding other variables constant, if there were a ten percent reduction in all relevant exchange rates, the effect on our earnings, based on actual earnings from foreign operations for the years ended December 31, 2005 and 2004, would be reductions of approximately $1.2 million and $1.6 million, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by Item 8 are included in this Annual Report on Form 10-K beginning on page 76 and are listed in Item 15 hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

As of December 31, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our directors and executive officers as of February 28, 2006. Directors hold their positions until the annual meeting of the shareholders at which their term expires or until their respective successors are elected and qualified. Executive officers hold their positions until the annual meeting of the board of directors or until their respective successors are elected and qualified.

Name	Age	Position
Robert Cizik	74	Non-Executive Chairman and Director
Walter W. Turner	59	President and Chief Executive Officer and Director
Clayton A. Sweeney	74	Director
Christian L. Oberbeck	45	Director
David M. Hillenbrand	58	Director
Brian H. McCurrie	45	Vice President and Chief Financial Officer
Steven R. Lacy	50	Senior Vice President, Administration, General Counsel and Secretary
Thomas D. Loadman	51	Vice President and General Manager, Railroad Products & Services Division
Kevin J. Fitzgerald	53	Vice President and General Manager, Carbon Materials & Chemicals Division
Ernest S. Bryon	60	Vice President, Australasian Operations, and Managing Director, Koppers Australia Pty Ltd.
David Whittle	63	Vice President, European Operations
Mark R. McCormack	46	Vice President and General Manager, Global Marketing, Sales and Development Group
Leslie S. Hyde	45	Vice President, Safety and Environmental Affairs
Robert H. Wombles	54	Vice President, Technology
M. Claire Schaming	52	Treasurer and Assistant Secretary

Mr. Cizik has served as Non-Executive Chairman since July 1999 and has been a director since January 1999. Mr. Cizik retired from Cooper Industries, Inc., where he served as President, Chief Executive Officer and Chairman of the Board from 1973 to 1996. Since June 2004 Mr. Cizik has been Non-Executive Chairman of Advanced Lighting Technologies, Inc.

Mr. Turner has been President and Chief Executive Officer and director since February 1998. Mr. Turner was appointed Vice President and General Manager, Carbon Materials & Chemicals business of Koppers Inc. in early 1995. Mr. Turner was elected Vice President and Manager, Marketing & Development, Industrial Pitches and Related Products in February 1992. Mr. Turner was Marketing Manager, Industrial Pitches and Creosote Oils of Koppers Inc. prior to that time.

Mr. Sweeney has been a director of since January 1989. Mr. Sweeney has been counsel to Schnader Harrison Segal & Lewis LLP since 2000. Mr. Sweeney was the President and a member of Sweeney Metz Fox McGrann & Schermer L.L.C. from 1998 to 2000. Mr. Sweeney was a shareholder and director of Dickie, McCamey & Chilcote, P.C. from 1987 to 2000 and served as Managing Director from 1988 to September 1993.

Mr. Oberbeck has been a director of since October 1997. Mr. Oberbeck is one of the founders of Saratoga Partners III, L.P. where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that time Mr. Oberbeck was a Managing Director of Warburg Dillon Read Inc. and its predecessor entity, Dillon, Read & Co. Inc., where he was responsible for the management of the Saratoga funds. Mr. Oberbeck is also a director of Advanced Lighting Technologies, Inc. and other private companies.

Dr. Hillenbrand has been a director since February 1999. Dr. Hillenbrand retired from Bayer AG in August 2003, where he was Executive Vice President, Bayer Polymers, since July 2002. Dr. Hillenbrand previously had been President and Chief Executive Officer of Bayer, Inc. for eight years. In July 2005 Dr. Hillenbrand was appointed President of the Carnegie Museums of Pittsburgh.

Mr. McCurrie was elected Vice President and Chief Financial Officer in October 2003. Mr. McCurrie, a Certified Public Accountant, was the Chief Financial Officer of Pittsburgh-based Union Switch & Signal, Inc. from 1996 to October 2003. Mr. McCurrie was employed by Union Switch & Signal, Inc. from 1992 to October 2003.

Mr. Lacy has been Senior Vice President, Administration, General Counsel and Secretary since January 2004. Mr. Lacy had previously been elected Vice President, Law and Human Resources and Secretary in July 2002 and Vice President, General Counsel and Corporate Secretary in July 2001. Mr. Lacy worked in the corporate legal department for Wheeling-Pittsburgh Steel Corporation from July 1998 through June 2001, most recently as Vice President, General Counsel and Secretary.

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

Mr. Bryon was elected Vice President, Australasian Operations in October 1998. Mr. Bryon served as General Manager of Carbon & Chemicals Pty Ltd. (a subsidiary of Koppers Australia Pty Ltd. and previously known as Coal Tar Products Pty Ltd.) since 1993.

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

Mr. McCormack was elected Vice President and General Manager, Global Marketing, Sales and Development Group, Carbon Materials & Chemicals in February 2002. Mr. McCormack had been Vice President, Marketing and Corporate Development Europe ApS since January 2001 and General Manager of Carbon Materials & Chemicals for Koppers Australia Pty Ltd. since 1998.

Ms. Hyde was elected Vice President, Safety and Environmental Affairs in September 2005. Ms. Hyde joined Koppers Inc. in 1999 as Manager of the Environmental Department after spending 18 years as a plant manager for a specialty chemicals manufacturer, as a consulting engineer and as a military officer.

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

Ms. Schaming has been Treasurer and Assistant Secretary since May 1992. Ms. Schaming’s previous position was Assistant Treasurer and Manager of Cash Operations. Ms. Schaming is a certified cash manager.

Composition of the Board of Directors

Our board of directors currently consists of five directors.

Committees of the Board of Directors

Our board of directors currently has an audit committee, a human resources and compensation committee, a safety, health and environmental committee and a nominating and corporate governance committee.

Audit Committee

Our audit committee is composed of Dr. Hillenbrand and Mr. Sweeney. Dr. Hillenbrand is our audit committee “financial expert” as such term is defined in Item 401(h) of Regulation S-K. The purpose of the audit committee, among other things, is to assist the board of directors in its oversight of:

•	The integrity of our financial statements;

•	Our compliance with legal and regulatory requirements;

•	Our independent auditor’s qualifications and independence;

•	The performance of our internal audit function and independent auditors; and

•	The effectiveness of our disclosure and accounting controls.

The audit committee has approved and adopted a Code of Business Conduct and Ethics for all directors, officers and employees, a copy of which is available on our website at www.koppers.com and upon written request by our shareholders at no cost. We will describe the date and nature of any amendment to our Code of Business Conduct and Ethics or any waiver (implicit or explicit) from a provision of our Code of Business Conduct and Ethics within four business days following the date of the amendment or waiver on our internet website @ www.koppers.com.

Human Resources and Compensation Committee

Our human resources and compensation committee consists of Mr. Oberbeck, Chairman; Dr. Hillenbrand; and Mr. Sweeney. The human resources and compensation committee is responsible, among other things, for establishing and reviewing staffing and compensation criteria at the executive level and for making recommendations to the board of directors regarding a succession plan. The committee seeks to ensure that management is rewarded appropriately for its contributions to our growth and profitability and that our compensation and benefit strategy supports organization objectives and shareholder interests.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Cizik, Chairman; Dr. Hillenbrand, and Mr. Sweeney. The nominating and corporate governance committee is responsible, among other things, for reviewing and administering the overall effectiveness of corporate governance and the management of the board of directors. The committee makes recommendations to the board of directors and to management on their respective organization and practices and participates in identifying and recruiting directors and, when appropriate, officer candidates.

Safety, Health and Environmental Committee

Our safety, health and environmental committee consists of Mr. Sweeney, Chairman; Dr. Hillenbrand; Mr. Oberbeck; Mr. Turner; and Mr. Cizik. The safety, health and environmental committee is responsible for reviewing (i) our policies and practices that address safety, health and environmental concerns and (ii) significant legislative, regulatory and social trends and developments concerning safety, health and environmental issues.

ITEM 11.    EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth information concerning the compensation for services in all capacities to us, including options and stock appreciation rights with respect to Koppers Holdings common stock, for the years ended December 31, 2005, 2004 and 2003, of those persons who were at December 31, 2005 the current Chief Executive Officer and each of the other four most highly compensated executive officers who earned more than $100,000 in salary and bonus in 2005, collectively known as the Named Executive Officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/SARs (#)	Restricted Stock (1)		All Other Compensation (2)
Walter W. Turner President and Chief Executive Officer	2005 2004 2003	$455,006 440,000 400,000	$460,000 440,000 344,000	— — —	$	— 525,600 —	$193,710 160,521 111,268

Steven R. Lacy (3) Senior Vice President, Administration General Counsel and Secretary	2005 2004 2003	281,640 272,640 250,020	193,000 318,000 157,000	— — —		— 262,800 —	122,426 101,804 71,798

Brian H. McCurrie (4) Vice President and Chief Financial Officer	2005 2004 2003	239,325 228,000 49,728	193,000 328,000 25,000	— — —		— 262,800 —	104,690 85,090 —

David Whittle (5) Vice President, European Operations	2005 2004 2003	289,986 271,294 235,289	168,828 173,405 127,073	— — —		— — —	8,690 36,682 36,621

Kevin J. Fitzgerald Vice President and General Manager, Carbon Materials & Chemical Division	2005 2004 2003	220,050 212,400 200,400	181,326 122,560 88,000	— — —		— 262,800 —	96,768 80,669 58,739

(1)	Amounts set forth in the restricted stock award column represent the grant-date value of time-based restricted stock units of Koppers Holdings common stock that were granted to Mr. Turner, Mr. Lacy, Mr. McCurrie and Mr. Fitzgerald in August 2004. The vesting schedule for these units to shares of Koppers Holdings is 20% in August 2004, 20% in August 2005, 20% in August 2006, 20% in August 2007 and 20% in November 2008. Non-vested restricted stock units do not have voting rights nor are they entitled to receive dividends. The total number of restricted stock units granted to the Named Executive Officers is as follows: Mr. Turner, 159,196 shares; Mr. Lacy, 79,598 shares; Mr. McCurrie, 79,598 shares; and Mr. Fitzgerald, 79,598 shares.

(2)	With the exception of Dr. Whittle, all other compensation consists of regular and supplemental matches to our 401(k) plan and earned credit for our Supplemental Executive Retirement Plan, or SERP. For Mr. Turner, 401(k) matches for 2005, 2004 and 2003 were $6,300, $6,150 and $6,000, respectively, and SERP credits for 2005, 2004 and 2003 were $187,410, $154,371 and $105,268, respectively. For Mr. Lacy, 401(k) matches for 2005, 2004 and 2003 were $6,300, $6,150 and $6,000, respectively, and SERP credits for 2005, 2004 and 2003 were $116,126, $96,654 and $65,798, respectively. For Mr. McCurrie, 401(k) match for 2005 and 2004 were $6,300 and $6,150, respectively, and SERP credits for 2005 and 2004 were $98,390 and $78,940, respectively. For Mr. Fitzgerald, 401(k) matches for 2005, 2004 and 2003 were $6,300, $6,150 and $6,000, respectively, and SERP credits for 2005, 2004 and 2003 were $90,468, $74,519 and $52,739, respectively. All other compensation for Dr. Whittle consists of automobile allowances.
(3)	Mr. Lacy’s bonus for 2004 includes the fair value of a stock grant amounting to 15,920 shares of Koppers Holdings common stock.
(4)	Mr. McCurrie’s bonus for 2004 includes the fair value of a stock grant amounting to 15,920 shares of Koppers Holdings common stock; for 2003, Mr. McCurrie’s salary represents approximately two and one-half months of service.
(5)	For 2005 and 2004, Dr. Whittle’s bonus includes $33,333 that represents the vested portion of a $100,000 cash bonus he received in lieu of restricted stock. The remaining $33,334 vests in 2006.

Stock Options

There were no grants of stock appreciation rights, or SARs, or stock options during 2005.

Option Exercises and Fiscal Year-End Values

Our named executive officers are entitled to participate in Koppers Holdings equity compensation plans. There were no stock options exercised during 2005. There were no unexercised stock options held by any Named Executive Officers at December 31, 2005. No SARs were granted to any of the Named Executive Officers and none of the Named Executive Officers held any unexercised SARS at the end of the fiscal year.

Benefit Plans

Pension Plan.    All our executive officers located in the U.S. are covered by the Retirement Plan of Koppers Inc. and Subsidiaries for Salaried Employees, which we refer to as the Salaried Plan. Prior to June 1, 2004, annual retirement benefits were computed at the rate of 1.2% of Terminal Salary (as defined below) not in excess of $16,000, plus 1.6% of Terminal Salary in excess of $16,000, all multiplied by years of Credited Service (as defined below). Terminal Salary was determined based on the average annual salary (defined as salary plus 50% of any incentive payments) for the five highest consecutive years of the last ten years of credited service, or during all years of such credited service if less than five. Credited Service included all accumulated service as a salaried employee except for any period of layoff or leave of absence. In 1998, we amended the Salaried Plan to provide a minimum pension equal to 1.2% of Terminal Salary multiplied by years of Credited Service up to 35 years reduced by any pension benefit paid by the pension plan of the former Koppers Company, Inc., now known as Beazer East, Inc. (“Old Koppers” for the period prior to December 29, 1988). For purposes of the minimum pension calculations, Terminal Salary was determined based on the average annual salary (defined as salary plus 75% of any incentive payments) for the five highest consecutive years of the last ten years of Credited Service, or during all years of Credited Service if less than five.

The following table contains approximate retirement benefits for Credited Service before June 1, 2004 payable under the Salaried Plan, assuming retirement at age 65, payments made on the straight-life annuity basis and no election of a co-annuitant option.

Estimated Annual Retirement Benefit Under the Salaried Retirement Plan for Pre-June 1, 2004

Credited Service

Terminal Salary	Years of Credited Service at Retirement
	5	10	15	20	25	30
$100,000	$7,680	$15,360	$23,040	$30,720	$38,400	$46,080
150,000	11,680	23,360	35,040	46,720	58,400	70,080
200,000	15,680	31,360	47,040	62,720	78,400	94,080
250,000	19,680	39,360	59,040	78,720	98,400	118,080
300,000	23,680	47,360	71,040	94,720	118,400	142,080
350,000	27,680	55,360	83,040	110,720	138,400	166,080
400,000	31,680	63,360	95,040	126,720	158,400	190,080
450,000	35,680	71,360	107,040	142,720	178,400	214,080
500,000	39,680	79,360	119,040	158,720	198,400	238,080
550,000	43,680	87,360	131,040	174,720	218,400	262,080

Effective June 1, 2004 we further amended the Salaried Plan. For Credited Service after May 31, 2004, annual retirement benefits are computed at the rate of 1.0% of Terminal Salary multiplied by years of Credited Service after May 31, 2004. Effective June 1, 2004 we also amended the definition of Terminal Salary to mean the average annual salary (defined as salary plus 100% of any incentive payments) for the five highest consecutive years of the last ten years of Credited Service or during all years of Credited Service if less than five.

The following table contains approximate retirement benefits for Credited Service after May 31, 2004 payable under the Salaried Plan, assuming retirement at age 65, payments made on the straight-life annuity basis and no election of a co-annuitant option.

Estimated Annual Retirement Benefit Under the Salaried Retirement Plan for Post-May 31, 2004

Credited Service

Terminal Salary	Years of Credited Service at Retirement
	5	10	15	20	25	30
$100,000	$5,000	$10,000	$15,000	$20,000	$25,000	$30,000
150,000	7,500	15,000	22,500	30,000	37,500	45,000
200,000	10,000	20,000	30,000	40,000	50,000	60,000
250,000	12,500	25,000	37,500	50,000	62,500	75,000
300,000	15,000	30,000	45,000	60,000	75,000	90,000
350,000	17,500	35,000	52,500	70,000	87,500	105,000
400,000	20,000	40,000	60,000	80,000	100,000	120,000
450,000	22,500	45,000	67,500	90,000	112,500	135,000
500,000	25,000	50,000	75,000	100,000	125,000	150,000
550,000	27,500	55,000	82,500	110,000	137,500	165,000
600,000	30,000	60,000	90,000	120,000	150,000	180,000

The following describes the Terminal Salary and Years of Service, respectively, accrued as of December 31, 2005 for each participating Named Executive Officer: Walter W. Turner, $594,288 and 17 years of service; Steven R. Lacy, $332,995 and five years of service; Brian H. McCurrie, $325,500 and two years of service; and Kevin J. Fitzgerald, $256,305 and 17 years of service.

Effective December 1, 1997, the board of directors established a Supplemental Executive Retirement Plan for each participating Named Executive Officer and all our other participating elected officers. The SERP will pay an annual benefit equal to 2% of final pay multiplied by years of service up to 35 years, reduced by the sum of: (i) pension benefits received from us; (ii) pension benefits received from Old Koppers; (iii) one half of any Social Security benefits; and (iv) the value of our paid common stock in the individual’s Employee Savings Plan account.

2005 Long-Term Incentive Plan

On December 7, 2005, Koppers Holdings’ board of directors and shareholders adopted the 2005 Long-Term Incentive Plan, or the Incentive Plan, which permits participation by our employees including the named executive officers.

General.    The purposes of the Incentive Plan are to provide selected individuals in our service or the service of our subsidiaries and selected affiliates with the opportunity to acquire a proprietary interest in our growth and performance, to generate an increased incentive to contribute to our future success and to enhance our ability and that of our subsidiaries and affiliates to attract and retain qualified individuals.

Awards.    The Incentive Plan provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance shares, performance awards, dividend equivalents and other stock-based awards, which we refer to collectively as the awards.

Eligibility.    Individuals eligible to participate in the Incentive Plan include officers and employees, non-employee board members and consultants in our service or the service of our subsidiaries or selected affiliates. However, an employee who is a member of a collective bargaining unit will not be eligible to receive an award under the Incentive Plan, unless the collective bargaining agreement covering that employee allows for his or her participation in the Incentive Plan.

Administration.    The Incentive Plan will be administered primarily by our human resources and compensation committee. However, the board may appoint a secondary committee of two or more board members to grant awards under the Incentive Plan to individuals other than executive officers and non-employee board members. Each committee acting within the scope of its administrative jurisdiction under the Incentive Plan will determine, among other things, which eligible individuals will receive awards, the types of awards to be received and the terms and conditions thereof and will have authority to make any other determination or take any other action that it deems necessary or desirable for such administration. The term “plan administrator” as used in this plan summary will mean either the human resources and compensation committee or the secondary committee, to extent each such committee is acting within its administrative jurisdiction under the Incentive Plan.

Share Reserve.    2,089,448 shares of our common stock have been reserved for issuance under the Incentive Plan. In no event, however, may more than 1,000,000 shares be issued pursuant to option grants under the Incentive Plan which are intended to be incentive stock options under the federal tax laws and no person may receive awards covering more than 100,000 shares in total in any calendar year. All of these share amounts will be subject to anti-dilution adjustments in the event of certain changes in our capital structure, as described below.

Shares subject to outstanding awards will be available for subsequent issuance under the Incentive Plan to the extent those awards expire, terminate or are cancelled or forfeited for any reason prior to the issuance of the underlying shares. Restricted stock issued under the Incentive Plan and subsequently forfeited or otherwise repurchased by us, at a price per share not greater than the original issue price paid per share, will be added back to the share reserve. The Incentive Plan also contains a series of net counting provisions to assure that the share reserve will only be reduced by the net number of shares actually issued in connection with certain transactions, such as the exercise of stock appreciation rights, the delivery of shares in payment of the exercise price of outstanding options and the withholding of shares otherwise issuable under the Incentive Plan in satisfaction of applicable withholding taxes.

Stock Options.    Incentive stock options, or ISOs, which are intended to qualify for special tax treatment in accordance with the federal tax laws, and nonqualified stock options, which are not intended to qualify for special tax treatment under the Code, may be granted under the Incentive Plan. The plan administrator is authorized to set the terms of each option grant it makes under the Incentive Plan, including the exercise price and the time and method of exercise. However, the exercise price will not be less than the fair market value of our common stock on the grant date, and the option term may not exceed ten years.

Stock Appreciation Rights.    Two types of stock appreciation rights may be issued:

•	Tandem stock appreciation rights which provide the holders with the right to surrender their options for an appreciation distribution from us in an amount equal to the excess of (i) the fair market value of the vested shares of our common stock subject to the surrendered option over (ii) the aggregate exercise price payable for those shares.

•	Stand-alone stock appreciation rights which allow the holders to exercise those rights as to a specific number of shares of our common stock and receive in exchange an appreciation distribution from us in an amount equal to the excess of (i) the fair market value of the shares of common stock as to which those rights are exercised over (ii) the aggregate base price in effect for those shares. The base price per share may not be less than the fair market value per share of our common stock on the date the stand-alone stock appreciation right is granted, and the right may not have a term in excess of ten years.

The appreciation distribution on any exercised tandem or stand-alone stock appreciation right may be paid in shares of our common stock or in cash.

Restricted Stock.    Awards of restricted stock and RSUs will be subject to such restrictions on transferability and other restrictions, if any, as the plan administrator may impose. Such restrictions will lapse under circumstances as the plan administrator may deem appropriate, including, without limitation, upon the completion of a specified period of continued employment or the attainment of pre-established performance objectives. Except as otherwise determined by the plan administrator, eligible participants granted restricted stock will have all of the rights of a stockholder, including the right to vote restricted stock and receive dividends thereon. Unvested restricted stock and RSUs will be forfeited upon termination of employment during the applicable restriction period, unless the plan administrator decides to waive, in whole or in part, any or all remaining restrictions.

Performance Shares and Performance Units.    The plan administrator is authorized to grant performance awards which (i) may be denominated or payable in cash, stock (including, without limitation, restricted stock or RSUs), other securities, other awards or other property and (ii) confer on the holder thereof rights valued as determined by the plan administrator and payable to, or exercisable by, the holder of the performance award, in whole or in part, upon the achievement of such performance goals during such performance periods as the plan administrator may establish. Subject to the terms of the Incentive Plan and any applicable award agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance award granted and the amount of any payment or transfer to be made pursuant to any performance award will be determined by the plan administrator, provided that a performance period must be at least one year except upon a change of control.

Changes in Control.    In the event we should experience a change in control, the following special vesting acceleration provisions will be in effect for all outstanding awards under the Incentive Plan:

(i) Each outstanding option or stock appreciation right will automatically accelerate in full upon the change in control, if that option or stock appreciation right is not assumed or otherwise continued in effect by the successor corporation or replaced with a cash incentive program which preserves the spread existing on the unvested shares subject to the option or stock appreciation right (the excess of the fair market value of those shares over the exercise or base price payable for such shares) and provides for subsequent payout of that spread in accordance with the same vesting schedule in effect for those shares.

(ii) All unvested shares will immediately vest upon a change in control, except to the extent the forfeiture provisions and other restrictions applicable to those shares are to be continued in effect pursuant to the terms of the change in control transaction. Each outstanding restricted stock unit or other stock-based award under the stock issuance program will vest as to the number of shares of our common stock subject to such unit or award upon the occurrence of the change in control, unless the unit or award is assumed by the successor corporation or otherwise continued in effect.

(iii) The plan administrator will have complete discretion to grant one or more options or stock appreciation rights which will become exercisable as to all the underlying shares immediately upon the change in control or upon the individual’s termination of service with us or the successor entity is terminated (actually or constructively) within a designated period following a change in control transaction in which those options or stock appreciation rights are assumed or otherwise continued in effect. The vesting of outstanding shares and the vesting and issuance of the shares of common stock subject to outstanding restricted stock units or other stock-based awards may also be structured to accelerate upon similar terms and conditions.

A change in control will be deemed to occur in the event (a) we are acquired by merger or asset sale, (b) any person or group of related persons becomes directly or indirectly the beneficial owner of securities possessing more than fifty percent (50%) of the total combined voting power of our securities, (c) there is a change in the majority of our board of directors over a consecutive two-year period as a result of one or more contested elections for board membership, (d) securities possessing more than twenty percent (20%) of the total combined voting power of our outstanding securities are acquired pursuant to a hostile tender offer or (e) there is a sale of all or substantially all of our assets.

Special Tax Election.    The plan administrator may provide one or more award holders with the right to have us withhold a portion of the shares otherwise issuable to those individuals in satisfaction of the withholding taxes to which they become subject in connection with the exercise, vesting or settlement of those awards.

Capital Structure Adjustments.    In the event that our human resources and compensation committee determines that any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of our common stock or our other securities, issuance of warrants or other rights to purchase our common stock or our other securities, or other similar corporate transaction or event affects our common stock such that an adjustment is determined by our human resources and compensation committee to be appropriate in order to prevent dilution or enlargement of the benefits intended to be made available under the Incentive Plan, then our human resources and compensation committee will make equitable adjustments to (i) the number and type of shares (or other securities or property) which thereafter may be made the subject of awards under the Incentive Plan, (ii) the number and type of shares (or other securities or property) subject to outstanding awards, (iii) the grant, purchase or exercise price with respect to any award, or, if the human resources and compensation committee deems it appropriate, make provision for a cash payment to the holder of an outstanding award, (iv) the maximum number of shares or other securities which may be issued pursuant to Incentive Stock Options and (v) the maximum number of shares or other securities for which any one participant may be granted awards per calendar year.

Amendments to the Plan.    Our board (or any authorized committee thereof) may amend or modify the Incentive Plan at any time. However, no such amendment or modification may adversely affect the rights and obligations with respect to any outstanding award unless the participant consents to such amendment or modification. In addition, amendments to the Incentive Plan will be subject to stockholder approval to the extent required under applicable law or regulation or pursuant to the listing standards of the stock exchange (or the Nasdaq National Market) on which our common stock is at the time primarily traded.

Amendments to Awards.    The plan administrator may waive any conditions or rights with respect to, or amend, alter, suspend, discontinue, or terminate, any unexercised award. However, the participant’s consent will be required with respect to any suspension, discontinuation or termination of an award or any amendment or alteration, that would impair the rights of such participant thereunder.

Effective Date and Term.    The Incentive Plan became effective December 7, 2005. The Incentive Plan will terminate as to future awards on November 30, 2015.

Employment Agreements

Employment Agreement with Brian H. McCurrie.    We entered into an employment agreement with Mr. McCurrie in October 2003 that contains the terms of Mr. McCurrie’s employment with us. The employment agreement provides that Mr. McCurrie will serve as Vice President and Chief Financial Officer at a beginning annual salary of $225,000, subject to annual adjustments. The employment agreement provides for a signing bonus of $50,000 and participation in our corporate senior management incentive pool with an annual incentive target of 55% of base salary, and provides for a stock option grant to purchase a total of 29,849 shares of our common stock. The employment agreement also provides for participation in all our benefits plans. The agreement provides that in the event of termination by us other than for cause, Mr. McCurrie shall be entitled to severance payments for a minimum of one year and a maximum of two years, based on the years of service to us prior to termination. In the event Mr. McCurrie is terminated (other than for cause) due to a change in control, his employment agreement provides for the following payments (i) all of his accrued salary to the date of his termination, (ii) a pro-rata bonus for the year in which his termination occurs, (iii) a lump sum payment equal to twice the sum of his base salary plus 50% of the amount awarded to him under certain bonus and incentive plans for the two years preceding the change in control, (iv) a lump sum payment equal to the value of an additional two years of service under our supplemental and qualified pension plans, (v) life, disability, accident and group health benefits for two years or until he receives comparable benefits from a third party, (vi) reasonable legal fees and expenses incurred by Mr. McCurrie as a result of his termination and (vii) continued indemnification for pre-termination acts and omissions. The term of the agreement began October 13, 2003 and continued in effect until October 13, 2005; thereafter, on October 13 of each year, the term is automatically extended for one additional year unless notice is given 180 days in advance by us or Mr. McCurrie that such party does not wish to extend the term. Neither Mr. McCurrie nor we provided timely notice of termination 180 days in advance of October 13, 2005. Therefore, Mr. McCurrie’s agreement has been automatically extended until at least October 13, 2006. If a change of control occurs during the term, the term shall continue for a period of not less than 24 months following the month in which such change of control occurred.

Employment Agreement with Steven R. Lacy.    We entered into an employment agreement with Mr. Lacy in April 2002 that contains the terms of Mr. Lacy’s employment with us. The employment agreement provides that Mr. Lacy will serve as Vice President, General Counsel and Corporate Secretary. The term of the agreement commenced on April 5, 2002 and continued until April 4, 2004; thereafter, on April 4 of each year the term is automatically extended for one additional year unless notice is given 180 days in advance by us or Mr. Lacy that such party does not wish to extend the term. Neither Mr. Lacy nor we provided timely notice of termination 180 days in advance of April 4, 2006. Therefore, Mr. Lacy’s agreement has been automatically extended until at least April 4, 2007. The employment agreement provides that Mr. Lacy will receive a base salary at an annual rate of no less than $250,000, and that such base salary will be subject to periodic review by the Chief Executive Officer. The employment agreement provides for participation in our corporate senior management incentive pool with an annual incentive target of 40% of base salary, and provides for a stock option grant to purchase a total of 29,849 shares of common stock of Koppers Holdings. The employment agreement also provides for participation in all of our benefits plans. In the event of termination by us other than for cause, Mr. Lacy is entitled to receive the following payments: (i) 104 weeks of salary and benefits continuation; (ii) an additional number of weeks of salary and benefits continuation equal to the number of full years of service with us; (iii) a lump sum severance payment equal to one-half of the sum of the amounts awarded to him under the applicable incentive plan and bonus plans in respect of each of the two calendar years preceding that in which occurs the date of termination; and (iv) a lump sum severance payment equal to the value of certain payments he is entitled to receive in the event of a change of control, whether or not a change of control occurs.

Employment Agreement with David Whittle.    We entered into an employment agreement with Dr. Whittle in August 2000 that contains the terms of Dr. Whittle’s employment with us. The employment agreement provides that Dr. Whittle will serve as Vice President and General Manager of Koppers Europe at a beginning annual salary of 131,000 pounds sterling, subject to annual adjustments. The agreement also provides for participation in our incentive plan based on the attainment of certain operating results for Koppers Europe. The agreement provides that in the event of termination for any reason other than gross misconduct, Dr. Whittle shall be given twelve months’ notice of termination or, at our option, pay in lieu of notice. The agreement provides that in exchange for the terms of the employment agreement, Dr. Whittle agrees to an immediate termination of the service agreement entered into with Bitmac Limited (predecessor company to the United Kingdom operations of Koppers Europe ApS).

Change in Control Agreements

On October 20, 2005, we entered into change in control agreements with each of the following officers, or the Executives, of the Company or its subsidiaries:

•	Walter W. Turner, President and Chief Executive Officer of the Company

•	Thomas D. Loadman, Vice President and General Manager, Railroad Products & Services Division,

•	Kevin J. Fitzgerald, Vice President and General Manager, Carbon Materials & Chemicals Division,

•	M. Claire Schaming, Treasurer and Assistant Secretary of the Company

•	Leslie S. Hyde, Vice President, Safety and Environmental Affairs

On December 2, 2005, we entered into change in control agreements with each of the following Executives of the Company or its subsidiaries:

•	Mark R. McCormack, Vice President and General Manager Global Marketing, Sales & Development

•	Ernest S. Bryon, Vice President, Australasian Operations

The change in control agreements were effective as of October 20, 2005 and expire on March 31, 2006; provided that if a specified change in control occurs during the initial term, the agreements shall continue for a period of not less than 24 months. The definition of change in control excludes public offerings of Koppers’ Holdings common stock. On March 21, 2006 the term of each change in control agreement was extended to May 31, 2006.

The change in control agreements set out benefits that become payable if one of the following events occurs: (i) the Executive terminates his or her employment upon 30 days written notice after (a) being requested to relocate his or her primary office to a location greater than 50 miles from the then current primary office of the Executive or (b) a material reduction in the Executive’s duties, responsibilities or compensation or (ii) the Executive’s employment is terminated other than for cause; provided that such termination occurs (x) during the two year period following the change in control or (y) prior to the change in control if it can be reasonably demonstrated by the Executive that such termination was at the request of a third party that has taken steps reasonably calculated to effect a change in control.

The benefits to which the Executive would be entitled in the event of a termination of the Executive’s employment under the above-specified conditions following a change in control include (i) all of the Executive’s accrued salary to the date of termination, (ii) a pro-rata bonus for the year in which the termination occurs, (iii) a lump sum payment equal to twice the Executive’s base salary, (iv) a lump sum payment equal to the value of an additional two years of service under applicable supplemental and qualified pension plans, (v) life, disability, accident and group health benefits (or the monetary equivalent of such benefits) for two years or until the Executive receives comparable benefits from a third party and (vi) continued indemnification for pre-termination acts and omissions. Assuming that benefits become payable under the terms of the change in control agreements, we would be obligated to pay an aggregate amount of approximately $2.5 million (based on the current salaries of these Executives) for that portion of their benefits which would be due under section (iii) above.

Director Compensation

We do not pay compensation to directors who are also employees. In 2005, each director who was not an employee was paid a retainer fee of $40,000 per year plus $5,000 for each board committee (with the exception of the audit committee, which chair received $10,000 in 2005) chaired, except the Saratoga Partners III, L.P. director was paid under the advisory services agreement between us and Saratoga Partners III, L.P. in lieu of director’s fees. See “Certain Relationships and Related Party Transactions.” Following consummation of the Koppers Holdings initial public offering, each director who is not an employee will be paid a retainer fee of $45,000 per year plus $5,000 for each board committee (with the exception of the audit committee, which chair will receive $10,000) chaired. In addition, each director (including the Saratoga Partners III, L.P. director) who is not an employee will be paid a supplemental meeting fee of $1,000 for each meeting attended in excess of six and the chairman of the board will receive a supplemental $30,000 retainer. Each director (including the Saratoga Partners III, L.P. director) who is not an employee received a one-time supplemental cash fee of $65,000 upon consummation of the Koppers Holdings initial public offering. Each director (including the Saratoga Partners III, L.P. director) who is not an employee will also receive an annual unrestricted stock grant valued at $65,000, beginning in fiscal year 2007.

Compensation Committee Interlocks and Insider Participation

Mr. Oberbeck, a principal for Saratoga Partners, serves on and is chairman of the human resources and compensation committee of the board of directors, which, among other things, establishes compensation levels for our five most highly paid executive officers. We also had an advisory services agreement with Saratoga Partners III, L.P. pursuant to which we have been paying a management fee of $150,000 per quarter to Saratoga in lieu of director’s fees to Mr. Oberbeck. The advisory services agreement was terminated in connection with our parent’s initial public offering and an affiliate of Saratoga Partners was paid a financial advisory services termination fee of $3.0 million. Prior to the termination of the advisory services agreement, affiliates of Saratoga Partners III, L.P. provided us from time to time with financial advisory services in connection with significant business transactions, such as acquisitions, for which we have paid compensation comparable to compensation paid for such services by similarly situated companies. During 2003 we paid an affiliate of Saratoga Partners III, L.P. $1.6 million for advisory services in connection with refinancing activities.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In November 2004, Koppers Holdings Inc. was created to be the direct parent company of Koppers Inc. Koppers Holdings has no material assets or operations other than cash and its 100% ownership of us. Pursuant to an agreement and plan of merger, our stockholders and option holders became stockholders and option holders of Koppers Holdings on November 18, 2004 and are no longer stockholders and option holders of Koppers Inc.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Weighted-average price of outstanding non-vested shares	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	322,372	$—	2,149,147

(1)	Includes Koppers Holdings Restricted Stock Unit Plan and Koppers Holdings Long-Term Incentive Plan. As noted above, our employees are entitled to participate in Koppers Holdings’ equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Relationship with Legal Counsel

Schnader Harrison Segal & Lewis LLP provided counsel to us during 2005 and 2004. Clayton A. Sweeney, a shareholder and director, is also counsel to Schnader Harrison Segal & Lewis LLP. During 2005 and 2004, we paid a total of $0.1 million and $0.2 million, respectively, in legal fees to this firm. Additionally, from 2002 to 2005 we redeemed from Mr. Sweeney a total of 290,385 shares for a total redemption amount of approximately $1.4 million. The prices at which we redeemed Mr. Sweeney’s shares were based on fair value less dividends paid. The board of directors (with Mr. Sweeney abstaining) determined the fair value of our stock based on annual valuations performed by a third party valuation firm. Beginning with the year 2002, the fair value was reduced dollar-for-dollar by the amount of any dividends paid between valuation periods.

Consulting Agreements

Consulting Agreement with Robert Cizik.    In 1999, we entered into a consulting agreement, or the Consulting Agreement, with Robert Cizik in which it has paid a fee of $12,500 per month to Mr. Cizik for consulting services. Mr. Cizik has advised our board of directors and our management with respect to, and has provided leadership and oversight in connection with, the establishment and execution of strategic and tactical business plans, operating and management policies and acquisition strategies and opportunities to help position us for the future. He has also provided other advice, services and consultations at the request of our board of directors or us from time to time. The Consulting Agreement includes a provision which allowed Mr. Cizik to purchase 79,598 shares of common stock for $4.27 per share, which purchase was made in October 1999 when the fair value per share was $4.33. Additionally, the agreement provides for a $0.6 million interest-free loan from us for the purchase of 140,467 shares of restricted common stock at a price of $4.27 per share. Mr. Cizik purchased these shares in October 1999 by signing a promissory note to us for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by Mr. Cizik’s personal assets, is due in 2009, or immediately in the event Mr. Cizik is no longer Non-Executive Chairman of our board of directors. The shares were initially restricted, with a vesting period of five years; at December 31, 2003, all the shares were vested. Mr. Cizik has the right to require us to redeem the 140,467 shares at any time at the lower of his cost or current fair value; however, the disposition or transfer of the shares requires the related loan to be repaid immediately.

On December 7, 2005, our board of directors (with Mr. Cizik abstaining) voted to authorize the termination of the Consulting Agreement and to increase the annual compensation of the Non-Executive Chairman by $30,000 per year effective January 1, 2006. On December 23, 2005, we and Mr. Cizik executed an agreement to terminate the Consulting Agreement, effective January 1, 2006. In connection with such termination, we agreed to pay Mr. Cizik the sum of $600,000 on December 31, 2005 and Mr. Cizik agreed to continue to serve as our director for at least two years. Mr. Cizik will also remain as Non-Executive Chairman of Koppers Inc., but he will receive no additional compensation for such services. The termination of the Consulting Agreement will not affect the terms of Mr. Cizik’s interest-free loan or his stock ownership.

Advisory Services Agreement with Saratoga Partners III, L.P.    We had an advisory and consulting agreement with of Saratoga Partners III, L.P. pursuant to which we paid a management fee of $150,000 per quarter to an affiliate of Saratoga Partners III, L.P. in lieu of Director’s fees to Mr. Oberbeck. Prior to the termination of the advisory services agreement affiliates of Saratoga Partners III, L.P. provided us with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by us or our subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as our board of directors and Saratoga Partners III, L.P. agreed. For such services, we paid affiliates of Saratoga Partners III, L.P. compensation comparable to compensation paid for such services by similarly situated companies. During 2003 we paid an affiliate of Saratoga Partners III, L.P. $1.6 million related to advisory services related to refinancing activities. The advisory services agreement was terminated in February 2006 and an affiliate of Saratoga Partners was paid a financial advisory services termination fee of $3.0 million.

Mr. Oberbeck has served as a director of Koppers Inc. since October 1997. Mr. Oberbeck is one of the founders of Saratoga Partners, where he has been a Managing Director since its formation as an independent entity in September 1998. Prior to that time, Mr. Oberbeck was a Managing Director of Warburg Dillon Read Inc. and its predecessor entity Dillon, Read & Co. Inc. from 1995 to September 1998, where he was responsible for the management of the Saratoga Funds, and Managing Director of Castle Harlan, Inc., a corporate buyout firm, where he worked from 1987 to 1995.

Saratoga Partners III, L.P. has informed us that it is an independent New York based investment firm making private equity investments in partnership with management in the business services and manufacturing industries. Saratoga Partners III, L.P. was founded in 1984 as the corporate buyout group of Dillon, Read & Co. Inc. and is an experienced firm, having led buyout investments in 33 companies.

Stockholders’ Agreement

Prior to November 2004, the Company was a party to a stockholders’ agreement. When our common and preferred stock was converted into common and preferred stock of Koppers Holdings Inc. as noted above, our stockholders’ agreement was amended to provide for the transfer of the terms and conditions of the stockholders’ agreement from Koppers Inc. to Koppers Holdings Inc. The management investors were a group of approximately 120 individual stockholders with various ownership interests in the common stock and collectively comprising 100% of the total outstanding shares of the common stock of the Company. Each management investor was an officer, director, or current or former employee of either Koppers or one of its subsidiaries.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for Koppers by Ernst & Young LLP as of or for the fiscal years ended December 31, 2005 and 2004 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of Koppers’ annual financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year 2005	Fiscal Year 2004
	(thousands)	(thousands)
Audit Fees	$1,145	$800
Audit-Related Fees	65	207
Tax Fees	281	295

Total	$1,491	$1,312

Audit fees for the fiscal years ended December 31, 2005 and 2004 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Koppers’ Quarterly Reports on Form 10-Q, consents, comfort letters, international filings and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended December 31, 2005 and 2004 were for assurance and related services associated with employee benefit plan audits and assistance with technical accounting matters.

Tax Fees as of the fiscal years ended December 31, 2005 and 2004 were for services related to tax compliance, human resources tax advisory services, international tax advisory services and tax planning.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements

The following financial statements of Koppers Inc. are included in Item 8:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Koppers Inc.
Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003
Report of Registered Public Accounting Firm	77
Consolidated Statement of Operations for the Years Ended December 31, 2005, 2004 and 2003	78
Consolidated Balance Sheet at December 31, 2005 and 2004	79
Consolidated Statement of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	81
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	82
Notes to Consolidated Financial Statements	84

2. Schedules for the Years Ended December 31, 2005, 2004 and 2003
Schedule II—Valuation and Qualifying Accounts	130

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. See Exhibit Index on page 127 hereof

(b) Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c) Financial	Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Koppers Inc.

We have audited the accompanying consolidated balance sheets of Koppers Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Koppers Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

February 10, 2006

KOPPERS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Net sales	$1,030.2	$952.5	$842.9
Operating expenses:
Cost of sales	857.4	798.4	726.0
Depreciation and amortization	32.3	32.9	33.7
Selling, general and administrative	65.7	56.4	55.6
Restructuring and impairment charges	—	—	8.5

Total operating expenses	955.4	887.7	823.8
Operating profit	74.8	64.8	19.1
Equity in earnings of affiliates	0.4	0.3	(0.1)
Other income	—	—	0.1

Income before interest expense, income tax provision and minority interest	75.2	65.1	19.1
Interest expense	38.9	36.4	37.7

Income (loss) before income tax provision and minority interest	36.3	28.7	(18.6)
Income tax provision (benefit)	15.3	14.0	(1.3)
Minority interest	2.1	3.4	1.7

Income (loss) before cumulative effect of accounting change	18.9	11.3	(19.0)
Cumulative effect of accounting change:
Asset retirement obligations, net of tax of $11.7	—	—	(18.1)

Net income (loss)	$18.9	$11.3	$(37.1)

See accompanying notes.

KOPPERS INC.

CONSOLIDATED BALANCE SHEET

(In millions)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25.3	$14.8
Accounts receivable less allowance for doubtful accounts of $0.7 in 2005 and $0.9 in 2004	118.7	113.0
Inventories:
Raw materials	73.7	79.9
Work in process	3.4	4.4
Finished goods	61.8	68.6
LIFO reserve	(18.9)	(18.4)

Total inventories	120.0	134.5
Deferred tax benefit	18.4	10.3
Other	7.7	7.6

Total current assets	290.1	280.2
Equity in non-consolidated investments	3.0	2.9
Fixed assets:
Land	6.3	7.2
Buildings	22.2	22.6
Machinery and equipment	483.6	482.0

	512.1	511.8
Less: accumulated depreciation	(359.7)	(355.1)

Net fixed assets	152.4	156.7
Goodwill	35.7	38.4
Deferred tax benefit	33.5	49.3
Other assets	26.0	24.2

Total assets	$540.7	$551.7

See accompanying notes.

KOPPERS INC.

CONSOLIDATED BALANCE SHEET

(In millions except share amounts)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$76.5	$77.0
Payable to parent	0.8	—
Accrued liabilities	71.2	64.7
Revolving credit	5.7	20.6
Current portion of term loans	4.8	2.5

Total current liabilities	159.0	164.8
Long-term debt:
Revolving credit	35.0	38.9
Term loans	14.0	3.8
Senior Secured Notes due 2013	320.0	320.0

Total long-term debt	369.0	362.7
Accrued pension liabilities	28.8	31.7
Other long-term liabilities	49.6	54.5

Total liabilities	606.4	613.7
Commitments and contingencies—See Note 9
Minority interest	12.0	10.6
Stockholders’ equity (deficit):
Common stock, $.01 par value: 40,000,000 shares authorized, one share issued in 2005 and 2004	—	—
Capital in excess of par value	11.5	8.7
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained (deficit)	(73.8)	(76.7)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	5.3	13.6
Minimum pension liability, net of tax	(20.1)	(17.6)

Total accumulated other comprehensive loss	(14.8)	(4.0)

Total stockholders’ (deficit)	(77.7)	(72.6)

Total liabilities and stockholders’ (deficit)	$540.7	$551.7

See accompanying notes.

KOPPERS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2005	2004	2003
Cash provided by (used in) operating activities:
Net income (loss)	$18.9	$11.3	$(37.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.3	32.9	33.7
Bad debt expense	—	—	2.1
Deferred income taxes	8.9	5.8	(8.9)
Write-offs of deferred financing costs	—	—	6.4
Equity income of affiliated companies, net of dividends received	(0.1)	0.2	1.0
Cumulative effect of accounting changes	—	—	18.1
Restructuring and impairment	—	(0.6)	8.4
Reversals of reserves to operations	(4.7)	(1.7)	(0.7)
Change in reserves	(6.0)	(12.4)	(2.8)
Other	4.4	1.5	(0.3)
(Increase) decrease in working capital:
Accounts receivable	(9.4)	(8.0)	2.3
Inventories	9.8	(12.2)	(4.2)
Accounts payable	4.4	4.4	(10.0)
Accrued liabilities and other working capital	0.3	(2.3)	4.4

Net cash provided by operating activities	58.8	18.9	12.4
Cash provided by (used in) investing activities:
Capital expenditures	(23.0)	(21.2)	(19.3)
Acquisitions	(5.8)	—	—
Other	0.5	0.8	0.8

Net cash used in investing activities	(28.3)	(20.4)	(18.5)
Cash provided by (used in) financing activities, net of acquisitions:
Borrowings of revolving credit	307.0	275.2	285.9
Repayments of revolving credit	(325.1)	(225.3)	(311.0)
Issuance of 9 7/8% Senior Secured Notes Due 2013	—	—	320.0
Redemption of 9 7/8% Senior Subordinated Notes Due 2007	—	—	(175.0)
Borrowings on long-term debt	20.1	—	75.0
Repayments on long-term debt	(7.1)	(8.0)	(116.7)
Restricted stock	0.4	—	—
Purchases of common stock	(0.3)	(1.5)	(9.0)
Payment of deferred financing costs	(0.9)	(1.4)	(16.1)
Capital received from parent	2.7	0.6	—
Dividends paid	(16.0)	(33.4)	(48.1)

Net cash provided by (used in) financing activities	(19.2)	6.2	5.0
Effect of exchange rates on cash	(0.8)	0.5	1.2

Net increase in cash and cash equivalents	10.5	5.2	0.1
Cash and cash equivalents at beginning of year	14.8	9.6	9.5

Cash and cash equivalents at end of year	$25.3	$14.8	$9.6

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$37.4	$32.8	$20.3
Income taxes	$7.7	$10.1	$8.9

See accompanying notes.

KOPPERS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

(In millions except per share amounts)

	Convertible Preferred Stock	Voting Common Stock	Capital in Excess of Par Value	Loan Receivable from Director
Balance at December 31, 2002	$—	$—	$12.9	$(0.6)
Net (loss) for 2003	—	—	—	—
Foreign currency translation	—	—	—	—
Minimum pension liability adjustment, net of tax of $1.1	—	—	—	—
Comprehensive income
Net change in common stock subject to redemption	—	—	—	—
Options exercised, 0.8 shares	—	—	2.9	—
Treasury stock purchases, 1.6 shares	—	—	—	—
Dividends declared ($5.89 per share to common and $23.46 per share to preferred)	—	—	—	—

Balance at December 31, 2003	$—	$—	$15.8	$(0.6)
Net income for 2004	—	—		—
Foreign currency translation	—	—		—
Minimum pension liability adjustment, net of tax of $2.0	—	—		—
Comprehensive income
Net change in common stock subject to redemption	—	—	11.2	—
Options exercised, 0.0 shares	—	—	0.2	—
Treasury stock purchases, 0.1 shares	—	—	—	—
Treasury stock retired and cancelled	—	—	(19.1)	—
Capital from parent	—	—	0.6	—
Dividends declared ($0.72 per share to common and $2.86 per share to preferred)	—	—	—	—

Balance at December 31, 2004	$—	$—	$8.7	$(0.6)
Net income for 2005	—	—		—
Foreign currency translation	—	—		—
Minimum pension liability adjustment, net of tax of $1.7	—	—		—
Comprehensive income
Treasury stock purchases, 0.1 shares	—	—	—	—
Treasury stock retired and cancelled	—	—	(0.3)	—
Restricted stock vested	—	—	0.4	—
Capital from parent	—	—	2.7	—
Dividends declared	—	—	—	—

Balance at December 31, 2005	$—	$—	$11.5	$(0.6)

See accompanying notes.

KOPPERS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

(In millions except per share amounts)

	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Treasury Stock	Total Stockholders’ (Deficit)
Balance at December 31, 2002	46.5	(27.0)		(32.6)	(0.8)
Net (loss) for 2003	(37.1)	—	$(37.1)	—	(37.1)
Foreign currency translation	—	22.6	22.6	—	22.6
Minimum pension liability adjustment, net of tax of $1.1	—	(2.1)	(2.1)	—	(2.1)

Comprehensive income			$(16.6)

Net change in common stock subject to redemption	9.9	—		—	9.9
Options exercised, 0.8 shares	—	—		—	2.9
Treasury stock purchases, 1.6 shares	—	—		(11.5)	(11.5)
Dividends declared ($5.89 per share to common and $23.46 per share to preferred)	(73.0)	—		—	(73.0)

Balance at December 31, 2003	$(53.7)	$(6.5)		$(44.1)	(89.1)
Net income for 2004	$11.3	$—	$11.3	$—	11.3
Foreign currency translation	—	5.6	5.6	—	5.6
Minimum pension liability adjustment, net of tax of $2.0	—	(3.1)	(3.1)	—	(3.1)

Comprehensive income			$13.8

Net change in common stock subject to redemption	—	—		—	11.2
Options exercised, 0.0 shares	—	—		—	0.2
Treasury stock purchases, 0.1 shares	—	—		(0.9)	(0.9)
Treasury stock retired and cancelled	(25.9)	—		45.0	—
Capital from parent	—	—		—	0.6
Dividends declared ($0.72 per share to common and $2.86 per share to preferred)	(8.4)	—		—	(8.4)

Balance at December 31, 2004	$(76.7)	$(4.0)		$—	$(72.6)

Net income for 2005	$18.9	$—	$18.9	$—	18.9
Foreign currency translation	—	(8.3)	(8.3)	—	(8.3)
Minimum pension liability adjustment, net of tax of $1.7	—	(2.5)	(2.5)	—	(2.5)

Comprehensive income (loss)			$8.1

Treasury stock purchases, 0.1 shares	—	—		(0.3)	(0.3)
Treasury stock retired and cancelled	—	—		0.3	—
Restricted stock vested	—	—		—	0.4
Capital from parent	—	—		—	2.7
Dividends declared	(16.0)	—		—	(16.0)

Balance at December 31, 2005	$(73.8)	$(14.8)		$—	$(77.7)

See accompanying notes.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Business

Koppers Inc. (“Koppers” or the “Company”) is a global integrated producer of carbon compounds and treated wood products for use in a variety of markets including the aluminum, railroad, specialty chemical, utility, rubber, and steel industries. The Company’s business is managed as two business segments, Carbon Materials & Chemicals and Railroad & Utility Products.

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

Impact of Foreign Exchange Rates

The effect of changes in foreign exchange rates on net income for the years ended December 31, 2005, 2004, and 2003 was increases of approximately $0.2 million, $1.7 million, and $2.4 million, respectively.

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventories

In the United States, Carbon Materials & Chemicals (excluding furnace coke and miscellaneous types of inventory) and Railroad & Utility Products inventories (excluding miscellaneous types of inventory) are valued at the lower of cost, utilizing the last-in, first-out (“LIFO”) basis, or market. Inventories outside the U.S. are valued at the lower of cost, utilizing the first-in, first-out (“FIFO”) basis, or market. Market represents replacement cost for raw materials and net realizable value for work in process and finished goods. The Company believes the use of the LIFO valuation method for these products results in a better matching of costs and revenues. LIFO inventories constituted approximately 46% and 48% of the first-in, first-out (“FIFO”) inventory value at December 31, 2005 and 2004, respectively. For the year ended December 31, 2005 inventory decrements for Carbon Materials & Chemicals resulted in pre-tax income of $0.8 million.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment or when title passes to the customer. Koppers recognizes revenue related to the procurement of certain untreated railroad crossties upon transfer of title, which occurs upon delivery to the plant and acceptance by the customer. Service revenue, consisting primarily of wood treating services, is recognized at the time the service is provided. The Company’s recognition of revenue with respect to untreated crossties meets all the recognition criteria of SAB Topic 13A3, including transfer of title and risk of ownership, the existence of fixed purchase commitments and delivery schedules established by the customer, and the completion of all performance obligations by the Company. Revenue recognized for untreated crosstie sales for the years ended December 31, 2005, 2004 and 2003 amounted to $100.9 million, $103.0 million and $96.6 million, respectively. Shipping and handling costs are included as a component of cost of sales.

Investments

The following describes activity related to the Company’s significant equity investments as included in the consolidated statement of operations as of and for each of the years ended December 31:

KSA Limited Partnership (KSA)

The Company holds a 50% investment in KSA, a concrete crosstie operation located in Portsmouth, Ohio.

	Equity Income	Dividends Received
	(In millions)
2005	$0.4	$0.3
2004	0.3	0.5
2003	0.5	0.9

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Koppers (China) Carbon & Chemical Co. Ltd. (Koppers China)

The Company holds a 60% ownership interest in Koppers China but accounted for this investment under the equity method prior to January 1, 2004 as described below.

	Equity Income	Dividends Received
	(In millions)
2003	$(0.6)	$0.0

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

In June 2001 the Company entered into an agreement with TISCO whereby TISCO assumed control of Koppers China through December 31, 2003. During this period TISCO bore all responsibility for the operations and management of the facility, as well as the net income or loss, except for Koppers Inc.’s pro rata share of depreciation, amortization and income taxes for the joint venture. Accordingly, the Company changed its method of accounting from consolidation to the equity method effective June 2001 to reflect this change in its ability to control Koppers China. The Company chose to delay development of the carbon pitch export market due to the restructuring of the North American aluminum smelting capacity. In the interim, TISCO assumed responsibility for the joint venture to develop the domestic Chinese market. The equity losses for 2003 as noted above reflect the Company’s pro rata share of depreciation, amortization and income taxes for each respective period.

Beginning January 1, 2004 the Company assumed operating control of Koppers China and therefore began to consolidate this entity in the first quarter of 2004. For the years ended December 31, 2005 and 2004 the Company’s consolidated results include sales of $24.5 million and $25.5 million, respectively, and net income of $4.0 million and $2.7 million, respectively for Koppers China.

Depreciation

Buildings, machinery, and equipment are recorded at purchased cost and depreciated over their estimated useful lives using the straight-line method. Depreciable lives for buildings range from 10-20 years, and depreciable lives for machinery and equipment range from 3-10 years. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $30.8 million, $31.8 million and $31.6 million, respectively. Routine repairs and maintenance costs are expensed as incurred.

Accrued Insurance

The Company is insured for property, casualty and workers’ compensation insurance up to various stop loss coverages. Losses are accrued based upon the Company’s estimates of the liability for the related deductibles for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. During 2005, Based on the most recent actuarial valuation, the Company reversed $2.8 million of insurance reserves to profit in the third quarter of

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005. The reserve reversal was primarily the result of recent favorable loss trends related to self-insured claims. Losses accrued at December 31, 2005 and 2004 amounted to $11.7 million and $13.3 million, respectively.

Disclosures About Fair Value of Financial Instruments

Cash and short-term investments:    The carrying amount approximates fair value because of the short maturity of those instruments.

Long-term debt:    The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of the revolving credit facilities and term loans approximate carrying value due to the variable rate nature of these instruments. The fair value of the Senior Secured Notes due 2013 (based on trading activity) at December 31, 2005 and 2004 was $345.6 million and $364.8 million, respectively, while the carrying value was $320.0 million for each year.

Research and Development

Research and development costs, which are included in selling, general and administrative expenses, amounted to $2.8 million for 2005, $2.2 million for 2004 and $2.3 million for 2003.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In June 2001 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets with definite lives continue to be amortized over their useful lives. The Company applied the rules on accounting for goodwill beginning in the first quarter of 2002. During 2005 the Company performed the required impairment tests of goodwill as of November 30, 2005 and determined that there is no impairment. Activity related to goodwill for the last two years consisted of the following: (i) for 2005, the balance decreased from $38.4 million to $35.7 million as the result of $2.7 million of foreign currency effect; and (ii) for 2004, the balance increased from $36.5 million to $38.4 million as the result of $1.9 million of foreign currency effect.

Amortizable Intangible Assets

Intangible assets subject to amortization consist primarily of deferred financing costs and assets related to the acquisition in the United Kingdom (see Note 4). Estimated amortization costs for the next five years are as follows (in millions):

2006	$4.1
2007	2.5
2008	1.7
2009	1.6
2010	1.3

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

Forward Exchange Contracts.    The Company economically hedges certain firm commitments denominated in foreign currencies for periods up to twelve months, depending on the anticipated settlement dates of the related transactions. Forward exchange contracts are utilized to hedge these transactions, and all such contracts are marked to market with the recognition of a gain or loss at each reporting period. Therefore, at December 31, 2005 and 2004 there were no deferred gains or losses on hedging of foreign currencies. The fair value of these derivatives at December 31, 2005 and 2004 was $0.0 million and $0.1 million respectively, and is included in other current assets. For the years ended December 31, 2005 and 2004 there were no net gains or losses on forward exchange contracts, and, for the year ended December 31, 2003 $0.2 million of losses on forward exchange contracts are included in cost of sales. Realized foreign exchange gains for the years ended December 31, 2005, 2004 and 2003 amounted to $0.1 million, $0.4 million and $0.3 million, respectively.

Interest Rate Swap.    In January 2004 the Company entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The swap is being accounted for as a fair value hedge and has been determined to have no ineffectiveness. The effect of the swap for the years ended December 31, 2005 and 2004 was a reduction in interest expense of approximately $0.5 million and $1.3 million, respectively. The fair value of the swap agreement at December 31, 2005 and 2004 was a liability of $2.2 million and $0.9 million, respectively.

Environmental Liabilities

The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2005 and 2004 were approximately $3.8 million and $4.7 million, respectively, which include provisions primarily for penalties and soil remediation. The reduction in reserves relates primarily to the payment of environmental fines in the U.S. and removal and disposal of hazardous waste in Europe.

Product Warranty Liability

The Company accrues for product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following chart illustrates activity in these liabilities (millions):

	2005	2004	2003
Warranty liability beginning of year	$6.2	$5.7	$5.3
Deferred revenue for sales of extended warranties	2.5	1.1	0.9
Revenue earned	(0.6)	(0.6)	(0.5)

Warranty liability end of year	$8.1	$6.2	$5.7

Stock-Based Compensation

In August 2004 the Company granted 537,287 restricted stock units to certain officers, of which 20% vested August 31, 2005 and 20% vested August 31, 2004. The remaining units will vest annually

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at a rate of 20% per year. The Company recorded $0.3 million and $0.5 million of compensation expense during 2005 and 2004, respectively, for the vesting of restricted stock grants.

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants since all options granted had an exercise price equal to the fair value of the underlying stock on the date of grant. The following table illustrates the impact on earnings and earnings per share if the Company had accounted for all outstanding option grants according to the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation:

	Years Ended December 31,
	2005	2004	2003
	(In millions)
Net income (loss), as reported	$18.9	$11.3	$(37.1)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.1	0.1	0.1

Pro forma net income (loss)	$18.8	$11.2	$(37.2)

The fair value for options granted in 2002 was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0%; dividend yield of 5.0%; volatility factor of .22; and an expected option life of 5 years.

Asset Retirement Obligations.    Effective January 1, 2003 the Company changed its method of accounting for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. Previously, the Company had not been recognizing amounts related to asset retirement obligations. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of a fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The Company recognizes asset retirement obligations for i) the removal and disposal of residues; ii) dismantling of certain tanks required by governmental authorities; iii) cleaning and dismantling costs for owned rail cars; and iv) cleaning costs for leased rail cars and barges. The following table describes changes to the Company’s asset retirement obligation liability at December 31, 2005 and 2004:

	December 31,
	2005	2004
Asset retirement obligation at beginning of year	$28.1	$34.9
Accretion expense	1.6	2.2
Revision in estimated cash flows	(1.9)	(1.7)
Expenses incurred	(5.5)	(7.3)

Asset retirement obligation at end of year	$22.3	$28.1

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2005, the Financial Accounting Standards Board issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN No. 47”). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the fiscal year beginning after December 15, 2005. The adoption of SFAS 123R will not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

production facilities. The Company is required to adopt the new standard in the fiscal year beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material effect on its financial statements.

American Jobs Creation Act of 2004.    In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was signed into law. The AJCA allows companies to repatriate earnings from foreign subsidiaries at a reduced U.S. tax rate through December 31, 2005. The FASB issued FASB Staff Position 109-2 to provide accounting and disclosure guidance for the repatriation provision. The Company has completed its evaluation of the repatriation provision. Based in its evaluation, the Company has determined that it cannot effectively repatriate earnings from foreign subsidiaries in 2005 under the repatriation provision.

2.    Restructuring and Impairment Charges

During the fourth quarter of 2005, the Company made a determination that assets at its wood treating facility in Superior, Wisconsin were impaired. Accordingly, the Company recorded an impairment charge of $0.6 million which is reflected in cost of sales. During 2005 the Company incurred charges of $0.8 million related to the closure of the Company’s wood treating facility in Montgomery, Alabama. Of this amount, $0.3 million was for impairment, $0.3 million was for accelerated depreciation of fixed assets and $0.2 million was for severance charges. The total charges of $0.8 million are due to the facility ceasing production in September 2005. The closure of the facility is expected to increase capacity utilization at certain other wood treating plants and provide for improved operating efficiencies and profitability for the business. These charges all relate to the Company’s Railroad & Utility Products segment.

Restructuring and impairment charges for 2003 totaled $8.5 million. During the fourth quarter of 2003 the Company determined that capacity rationalization was required in its U.S. Carbon Materials & Chemicals business to increase competitiveness. Accordingly, in December 2003 the Company ceased production at its carbon materials facility in Woodward, Alabama, resulting in a restructuring charge to fourth quarter pre-tax income of $3.1 million. Additionally, during the fourth quarter of 2003 the Company concluded that its carbon materials port operation in Portland, Oregon was an impaired facility based on its current and long-term economic prospects as a result of recent negotiations with a significant customer. The impairment charge for this facility resulted in a charge to fourth quarter pre-tax income of $3.1 million. The Company also incurred a $1.0 million charge for the impairment of certain storage tanks which have been permanently idled due to reduced demand for carbon materials products in U.S. markets. Additionally, In September 2003, the Company closed its Logansport, Louisiana wood treating plant due to deteriorating local market conditions and their impact on volumes and profitability. The closure resulted in a $1.3 million restructuring charge for the Railroad & Utility Products segment in 2003.

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Debt

	December 31,
	2005	2004
	(In millions)
Revolving credit	$40.7	$59.5
Term loans	18.8	6.3
Senior Secured Notes due 2013	320.0	320.0

	$379.5	$385.8

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

Other Credit Facilities

In August 2005, the Company amended and restated its senior secured credit facility to, among other things, provide for a revolving credit facility of up to $115.0 million and for a term loan of $10.0 million. The Company incurred $0.5 million of fees related to the amendment.

As of December 31, 2005, the Company had $35.0 million outstanding on its revolving credit facility and $65.2 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of December 31, 2005, $17.7 million of commitments were utilized by outstanding letters of credit ($2.9 million of which relates to Australia and does not reduce revolver availability).

The revolving credit facility under the credit facilities provides for interest at variable rates. At December 31, 2005 and 2004 the effective rate on the revolving credit facility was 6.16% and 4.1%, respectively.

In February 2006 in connection with the consummation of the initial public offering by the Company’s parent, Koppers Holdings Inc., the Company amended and restated its senior secured credit facility to provide for an additional term loan of $10.0 million and to extend the term of the credit agreement. The senior secured credit facility expires in December 2009, and the loans are secured by substantially all of the Company’s assets.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 Koppers Australia had revolver borrowings of $5.7 million under a separate facility.

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

Term loans at December 31, 2005 consist of $9.5 million at 6.25% interest from the amended credit agreement noted above and $7.7 million at 5.75% interest for Koppers Europe related to the United Kingdom acquisition and related expenditures. As of December 31, 2005 Koppers Australia had term borrowings of $1.6 million under a separate facility.

As part of the Monessen Transaction (as defined and described in Note 7), the Company executed a $5.0 million loan, of which $3.8 million was outstanding as of December 31, 2004. The outstanding balance on this loan was paid in full during 2005. Koppers China repaid a loan outstanding in the amount of $2.5 million during 2005.

At December 31, 2005 the aggregate debt maturities for the next five years are as follows (in millions):

2006	$10.5
2007	4.2
2008	3.7
2009	34.5
2010	0.9

Deferred financing costs (net of accumulated amortization of $4.8 million at December 31, 2005 and $2.7 million at December 31, 2004) were $11.9 million and $13.6 million at December 31, 2005 and 2004, respectively, and are included in other assets.

Refinancing activities during 2003 resulted in the write-off of deferred financing costs of $6.4 million and payment of a call premium of $5.8 million.

Subsidiary of Koppers Holdings Inc.

On November 12, 2004, Koppers Holdings Inc. (“Koppers Holdings”), formerly KI Holdings Inc., was incorporated. On November 18, 2004, all of the common and preferred stock of the Company was converted into shares of common and preferred stock of Koppers Holdings.

On November 18, 2004, Koppers Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) 9 7/8% Senior Discount Notes due 2014 (the “Holdings Notes”). A portion of the cash proceeds was used to pay a $95 million dividend to Koppers Holdings’ stockholders. Koppers Holdings has no direct operations and no significant assets other than the stock of the Company. It depends on the dividends from the earnings of the Company and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest, and other amounts on the Holdings Notes. The terms of Koppers’ senior secured

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit facility prohibit Koppers from paying dividends and otherwise transferring assets except for certain limited dividends. Further, the terms of the indenture governing the Company’s Senior Secured Notes significantly restrict the Company from paying dividends and otherwise transferring assets to Koppers Holdings. As of December 31, 2005 and December 31, 2004, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $8.1 million and $14.0 million, respectively.

4.    Acquisitions

Lambson’s Acquisition

On April 14, 2005, the Company’s subsidiary located in the United Kingdom entered into an agreement to purchase the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited (“Lambson’s”). The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. Additionally, approximately $0.6 million of liabilities were assumed. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The purchase, which was financed by a loan from a lending institution in the United Kingdom, was completed during the second quarter of 2005. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of intangible assets, most of which are being amortized over a three year period. For the year ended December 31, 2005 amortization amounted to $1.4 million. Bank loans outstanding related to the purchase amounted to $6.4 million, and the purchase price also includes $4.5 million of seller financing. Approximately $0.3 million of acquisition costs were incurred prior to 2005.

Operating results are included in the statement of operations from the acquisition date forward. Net sales and net income for the year ended December 31, 2005 amounted to $11.2 million and $0.0 million, respectively.

5.    Stock Activity

In November 2004, all of the common and preferred stock of the Company was converted on a one-for-one basis for shares of common and preferred stock of KI Holdings Inc., the parent of the Company, which was incorporated in November 2004. The exchange included an equity contribution of approximately $0.6 million from KI Holdings Inc. to Koppers Inc. Additionally, in December 2004 all of the treasury stock of the Company was retired and cancelled. Prior to November 2004, the Company was a party to a stockholders’ agreement. When the common and preferred stock of the Company was converted into common and preferred stock of KI Holdings Inc. as noted above, the stockholders’ agreement of the Company was amended to provide for the transfer of the terms and conditions of the stockholders’ agreement from the Company to KI Holdings Inc.

Stock Purchases by Directors/Restricted Stock Grants to Senior Management

In August 2004 three members of the Company’s Board of Directors each purchased 19,900 shares of Koppers common stock at the current fair value. Additionally, in August 2004 Koppers granted 537,287 restricted stock units to certain officers, of which 20% vested August 31, 2005 and 20% vested August 31, 2004. The remaining units vest annually at a rate of 20% per year. The Company recorded $0.3 million and $0.5 million of compensation expense for the vesting of restricted stock grants during 2005 and 2004, respectively.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Subject to Redemption

At December 31, 2005 the maximum redemptions that could be paid under the Company’s stockholders’ agreement, subject to existing debt covenants, were $1.2 million. There were approximately 0.1 million shares of common stock at December 31, 2004 subject to the redemption provisions of the Stockholders’ Agreement; the Company had committed to redeem these shares prior to the effectiveness of the amendment eliminating the mandatory redemption provision. The remaining liability is classified as accrued liabilities and other long-term liabilities on the balance sheet at December 31, 2005.

Prior to the reduction to zero in 2004 as a result of the adoption of SFAS No. 150, common stock subject to redemption decreased by $9.9 million in 2003. Changes in this balance reflected retiree redemptions, revaluations and new shares issued as a result of stock option exercises.

In October 1999, a Director of the Company purchased 220,065 shares of common stock of the Company for $0.9 million; 140,467 of the shares were financed through an interest-free loan from the Company in the amount of $0.6 million due in 2009. The shares related to the loan were restricted and vested at a rate of 20% per year. At December 31, 2004 all of such shares were vested. In the event that the Director no longer serves on the Board of Directors, the loan must be repaid.

Senior Convertible Preferred Stock

In November 2004 the preferred stock of the Company was exchanged for preferred stock of Koppers Holdings Inc., the parent of the Company which was incorporated in November 2004.

The senior convertible preferred stock (“preferred stock”) had voting rights (except as noted below) and dividend rights equal to common stock, and had a liquidation preference equal to par value ($.01 per share). The preferred stock was convertible into common stock at any time on a one-for-one basis prior to the common stock split which occurred in January 2006. The holders of the preferred stock voted as a separate series from all other classes of stock, and were entitled to elect a majority of the Board of Directors of the Company. In January 2006 the preferred stock was converted into shares of common stock on a 3.9799-for-one basis in connection with the Koppers Holdings’ initial public offering.

Dividends

In 2005 the Company paid $16.0 million in cash dividends to Koppers Holdings. In 2004 and 2003 the Company declared cash dividends of $0.72 and $5.89 per share to common and, prior to the conversion of preferred stock into common shares on a 3.9799-for-one basis $2.86 and $23.46 per share to preferred shareholders. The Company is limited by its current lending covenants regarding the payment of dividends. In February 2006 the Company paid a dividend of $7.0 million to Koppers Holdings.

6.    Pension and Other Postretirement Benefit Plans

Expected Contributions for the 2006 Fiscal Year:

The expected contributions for 2006 are estimated to be $12.3 million.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The measurement date for the U.S. pension and postretirement assets and obligations is December 31 for each respective year.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)		(In millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$173.5	$160.8	$16.3	$15.5
Service cost	4.8	4.4	0.3	0.3
Interest cost	9.6	9.5	0.9	0.9
Plan participants’ contributions	0.4	0.4	—	—
Actuarial losses	10.2	8.9	1.6	0.8
Plan amendments	—	—	(0.1)	—
Foreign currency changes	(5.2)	3.2	—	—
Effect of curtailments	—	(5.9)	—	—
Benefits paid	(8.5)	(7.8)	(1.5)	(1.2)

Benefit obligation at end of year	$184.8	$173.5	$17.5	$16.3

Change in plan assets:
Fair value of plan assets at beginning of year	$124.0	$103.4	$—	$—
Actual return on plan assets	12.5	10.7	—	—
Employer contribution	11.3	14.7	1.5	1.2
Plan participants’ contributions	0.4	0.4	—	—
Foreign currency changes	(4.3)	2.6	—	—
Benefits paid	(8.5)	(7.8)	(1.45)	(1.2)

Fair value of plan assets at end of year	$135.4	$124.0	$0.0	$0.0

Funded status of the plan	$(49.4)	$(49.5)	$(17.5)	$(16.3)
Unrecognized transitional (asset)	(2.3)	(3.0)	—	—
Unrecognized actuarial loss	43.6	39.9	4.5	3.2
Unrecognized prior service cost	2.4	2.6	(1.3)	(1.5)

Net amount recognized	$(5.7)	$(10.0)	$(14.3)	$(14.6)

Disclosures:
Amounts recognized in the statement of financial position consist of:
Prepaid pension benefit	$0.3	$0.2	$—	$—
Accrued benefit liability	(39.7)	(40.6)	(14.3)	(14.6)
Intangible asset	1.0	1.4	—	—
Minimum pension liability adjustment-reduction of shareholders’ equity	32.7	29.0	—	—

Net amount recognized	$(5.7)	$(10.0)	$(14.3)	$(14.6)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $175.6 million, $164.8 million and $125.1 million, respectively, as of December 31, 2005, and $164.3 million, $155.2 million and $114.6 million, respectively, as of December 31, 2004.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Projected Benefit Payments

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
	(In millions)	(In millions)
2006	$8.3	$1.4
2007	8.8	1.5
2008	9.3	1.4
2009	10.1	1.5
2010	10.7	1.6
2011-2015	59.4	7.2

Weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.53%	5.69%	5.65%	5.75%
Expected return on plan assets	7.73%	7.82%
Rate of compensation increase	3.16%	3.17%
Initial medical trend rate			12.00%	10.50%

Basis for the Selection of the Long-Term Rate of Return on Assets

The long-term rate of return on assets assumption was determined by using the plan’s asset allocation as described in the plan’s investment policy and modeling a distribution of compound average returns over a 20-year time horizon. The model uses asset class return, variance, and correlation assumptions to produce the expected return. The return assumptions used forward looking gross returns influenced by the current bond yields, corporate bond spreads and equity risk premiums based on current market conditions. The accumulated benefit obligations and asset values for the Company’s pension plans at December 31, 2005 amounted to $164.8 million and $125.1 million, respectively, and at December 31, 2004 amounted to $164.0 million and $124.0 million, respectively.

In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.73% long-term rate of return on assets assumption.

Investment Strategy.    The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to achieve a high return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For U.S. pension plans, this policy currently targets a 75% allocation to equity securities and a 25% allocation to debt securities. Various asset allocation strategies are in place for non-U.S. pension plans, with a weighted-average target allocation of 59% to equity securities, 33% to debt securities and 8% to other asset classes, including real estate.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average asset allocation for the retirement plans for the Company at December 31 by asset category is as follows:

Asset Class	2005	2004
Equity Securities	64.0%	69.0%
Fixed Income Securities	33.3	28.4
Other	2.7	2.6

Totals	100.0%	100.0%

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$4.8	$4.4	$0.3	$0.3
Interest cost	9.6	9.4	0.9	0.9
Expected return on plan assets	(9.6)	(8.4)	—	—
Amortization of prior service cost	0.4	0.4	(0.3)	(0.3)
Amortization of loss	2.2	1.8	0.2	0.1
Amortization of transition amounts	(0.4)	(0.4)	—	—
Curtailment charge	—	0.2	—	—

Net periodic benefit cost	$7.0	$7.4	$1.1	$1.0

In June 2004, the U.S. pension plan was amended to reduce benefits payable to current employees. The estimated effect of this amendment was to reduce 2004 pension expense by approximately $0.9 million.

The Company recognizes a minimum pension liability for under funded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized either as an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of shareholders’ equity. The Company recorded additional liabilities of $32.7 million and $29.0 million as of December 31, 2005 and 2004, respectively. Intangible assets of $1.0 million and $1.4 million and stockholders’ equity reductions, net of income taxes, of $20.1 million and $17.6 million, were recorded as of December 31, 2005 and 2004, respectively.

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

The 2006 initial medical trend rate is assumed to be 12.0% and is assumed to decrease gradually to 5.0% in 2013 and remain at that level thereafter.

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components in 2005	$—	$—
Effect on postretirement benefit obligation as of December 31, 2005	$1.0	$(0.9)

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flows

Other postretirement benefits are funded on a cash basis. Therefore, the expected contribution in 2006 is approximately $1.4 million.

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

Incentive Plan.    The Company has established management incentive plans based on established target award levels for each participant if certain Company performance and individual goals are met. The charge to operating expense for this plan was $5.4 million in 2005, $4.9 million in 2004 and $2.7 million in 2003.

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

The Company’s contributions to the employee savings plan amounted to $1.0 million in each of 2005, 2004 and 2003.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

Components of the Company’s income tax provision (benefit) are as follows:

	Years Ended December 31,
	2005	2004	2003
	(In millions)
Current:
Federal	$0.1	$—	$—
State	0.1	0.1	0.1
Foreign	6.2	8.1	7.5

Total current tax provision	6.4	8.2	7.6
Deferred:
Federal	8.9	4.3	(8.4)
State	(0.3)	1.7	(0.1)
Foreign	0.3	(0.2)	(0.4)

Total deferred tax provision (benefit)	8.9	5.8	(8.9)

Total income tax provision (benefit)	$15.3	$14.0	$(1.3)

Tax Benefits Excluded from Net Income

The amount of income tax benefit included in comprehensive income but excluded from net income relating to minimum pension liability for 2005, 2004, and 2003 was $1.7 million, $1.5 million, and $0.9 million, respectively.

The amount of income tax benefit included in stockholders’ equity but excluded from net income relating to the expense for employee stock options recognized differently for financial reporting and tax reporting purposes for 2005, 2004, and 2003 was $0.0 million, $0.1 million and $0.4 million, respectively.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In millions)
Deferred tax assets:
Alternative minimum tax credits	$13.5	$13.4
Pension and other postretirement benefits obligation	18.4	17.6
Reserves, including insurance and product warranty	11.1	14.9
Book/tax inventory accounting	3.1	2.6
Accrued vacation	2.2	3.2
Excess tax basis on Koppers Australia assets	7.7	8.7
Asset retirement obligations	8.2	9.9
Net operating loss benefit	14.7	20.9
Capital loss benefit	2.0	2.0
Other	1.4	4.2
Valuation allowance	(7.2)	(8.9)

Total deferred tax assets	75.1	88.5

Deferred tax liabilities:
Tax over book depreciation and amortization	11.5	23.7
Monessen Transaction	6.9	1.0
Other	4.8	4.2

Total deferred tax liabilities	23.2	28.9

Net deferred tax assets	$51.9	$59.6

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance of $5.2 million for certain state net operating loss carryforwards anticipated to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $2.0 million for certain capital loss carryforwards expected to produce no tax benefit. During 2005, the valuation allowance was decreased to reflect the ability of the Company to utilize certain state net operating loss carryforwards prior to their expiration.

The Company has a federal net operating loss benefit of $8.4 million; of this amount, $5.0 million will expire at the end of 2023 and $3.4 million will expire at the end of 2024. The Company has a state net operating loss benefit of $6.3 million, which will expire from 2006 to 2025. The Company also has an alternative minimum tax credit carryforward of approximately $13.5 million that has no expiration date.

Income before income taxes for 2005, 2004 and 2003 included $22.4 million, $26.9 million and $22.6 million, respectively, from foreign operations.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is reconciled with the federal statutory rate as follows:

	Years Ended December 31,
	2005	2004	2003
Federal	35.0%	35.0%	(35.0)%
State, net of federal tax benefit	2.3	4.4	(0.1)
Foreign taxes	0.6	9.2	28.6
Non-deductible environmental fines and penalties	3.7	—	0.1
Deferred tax on foreign earnings not permanently reinvested abroad	4.1	—	—
Deferred tax adjustments	2.4	—	—
Change in tax contingency reserve adjustment	(1.4)	—	—
Change in valuation allowance	(3.5)	—	—
Other	(1.0)	2.0	(0.6)

	42.2%	50.6%	(7.0)%

The Company has not provided any United States tax on undistributed earnings of foreign subsidiaries or joint ventures that are reinvested indefinitely. At December 31, 2005 consolidated retained earnings of the Company included approximately $23 million of undistributed earnings from these investments. The Company recorded a deferred tax liability of $1.5 million in 2005 to reflect its decision to repatriate undistributed earnings from its Danish subsidiary.

Monessen Transaction

In December 1999 the Company entered into a transaction to transfer substantially all future non-conventional fuel tax credits generated as a result of the production and sale of coke at the coke facility in Monessen, Pennsylvania (the “Monessen Facility”) to a third party (the “Monessen Transaction”). For the year ended December 31, 2003 the Company received $0.1 million (prior year inflation adjustment) for the transfer of tax credits, which is recorded as other income. The tax credits expired at the end of 2002. Prior to the Monessen Transaction, the Company earned these credits. In June 2005, under the terms of the Monessen Transaction, the Company’s interest for certain tax purposes in the Monessen Facility, including any future non-conventional tax credits, became a 95% interest. Additionally, the non-conventional fuel tax credit provisions of the Internal Revenue Code applicable to the Monessen Facility were extended (with significant modifications) from 2006 through 2009. Further legislation with respect to non-conventional fuel tax credits is expected in 2006.

Koppers China Tax Holiday

As a result of being a Foreign Investment Enterprise in the manufacturing sector, the Company’s 60% owned joint venture in China is entitled to an income tax holiday under which it is exempted from corporate income tax for its first two profit making years (after deducting losses incurred in previous years), and is entitled to a 50% reduction in the corporate tax for the succeeding three years. The effect of the tax holiday on the Company’s net income for the years ended December 31, 2005 and 2004 (the first year Koppers China qualified for the tax holiday) were approximately $1.0 million and $0.7 million, respectively. Assuming Koppers China remains profitable, the tax holiday will expire on January 1, 2009.

8.    Stock Options

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and, accordingly, recognizes no compensation expense for stock option grants. In 2004 and 2003 the Company recognized $0.0 million and $0.1 million, respectively, of expense related to the redemption of stock options by terminated employees. Included in capital in excess of par value, the Company also recorded tax benefits of approximately $0.1 million and $0.4 million for stock option exercises in 2004 and 2003, respectively, for active employees.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2004		2003
	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	438	$6	1,027	$5
Granted	—	—	—	—
Exercised	(438)	6	(589)	4
Forfeited	—	—	—	—

Outstanding at end of year	—	$—	438	$6

Exercisable at end of year	—	$—	127	$4

Weighted-average fair value of options granted during the year	$—		$—

At December 31, 2004 there were no remaining unexercised options.

2005 Long-Term Incentive Plan

On December 7, 2005, the Company’s board of directors and shareholders adopted the 2005 Long-Term Incentive Plan, (the “L-T Incentive Plan”). The L-T Incentive Plan provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, or RSUs, performance shares, performance awards, dividend equivalents and other stock-based awards, which we refer to collectively as the awards. No stock options or other awards were granted under the L-T Incentive Plan as of December 31, 2005.

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2005, the New Zealand Commerce Commission (the “NZCC”), filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, (“KANZ”), Koppers Arch Investments Pty Limited, (“KAI”), Koppers Australia Pty Limited (“Koppers Australia”), TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. The Statement of Claim contains a number of separate causes of action relating to alleged violations of the New Zealand Commerce Act of 1986, (the “Act”). The statement of claim seeks, among other things, (i) pecuniary penalties for each cause of action in an unspecified amount pursuant to the Act, (ii) injunctions restraining defendants from further anticompetitive conduct, (iii) orders barring the named individual defendants from certain future corporate positions and (iv) reimbursement of legal costs. On February 23, 2006 the NZCC, KANZ, KAI and Koppers Australia executed a cooperation agreement (the “Cooperation Agreement”). The Cooperation Agreement provides, among other things, that KANZ, KAI and Koppers Australia must cooperate with the NZCC until such time as the NZCC’s investigation and any related court proceedings have been concluded. It also provides that the NZCC will discontinue all proceedings against Koppers Australia and that court approval of a joint aggregate penalty in the amount of approximately $2.5 million plus costs of $0.1 million will be sought with respect to KANZ and Koppers Arch Investments for breaches of the Act. Except as set forth above, the Company is not currently aware of any other claims (civil or governmental) related to competitive practices in New Zealand. Such other claims, if asserted and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Australia. Such civil claims, if asserted and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of Koppers Arch Australia.

The Company has reserved approximately $2.6 million for these penalties as of December 31, 2005. This amount is included in cost of sales. The amount reserved is based upon the penalties and costs set forth in the Cooperation Agreement.

KANZ and Koppers Arch Australia are majority-owned subsidiaries of Koppers Arch Investments, which is an Australian joint venture owned 51% by World-Wide Ventures Corporation (an indirect subsidiary of the Company) and 49% by Hickson Nederland BV. KANZ and Koppers Arch Australia manufacture and market wood preservative products throughout New Zealand and Australia, respectively.

Pacific Century.    On October 10, 2002, Koppers Timber Preservation Pty Ltd, a subsidiary of Koppers Australia, was named as a defendant in a breach of contract and negligence lawsuit filed by Pacific Century Production Pty Ltd in the Supreme Court of Queensland, Australia related to the sale of approximately 127,000 vineyard trellis posts. The Complaint claimed that certain posts were defective in that they had either decay or excessive bark or were less than the minimum specified size. In addition, plaintiff alleged violations of the Australian Timber Utilization and Marketing Act. Plaintiff sought damages in the amount of approximately $4.9 million for, among other things, the costs of removing and replacing the trellis posts. Plaintiff also filed a lawsuit against the constructor of the vineyard trellises, which is still pending. This lawsuit against the trellis constructor was consolidated with Pacific Century’s claim against our subsidiary. Koppers Australia has settled with Pacific Century and has withdrawn its third party claim against the constructor of the trellises, but Koppers Australia must reimburse the trellis constructor for certain court costs; a provision of approximately $0.9 million has been made for this matter, of which $0.4 million was paid in 2005.

Product Liability Cases.    The Company, along with other defendants, has been named as a defendant in 24 cases filed in state court in Pennsylvania and two cases filed in state court in Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by Koppers. The first of these cases was filed in April 2000 and the most recent was filed in January 2006. There are a total of approximately 82 plaintiffs in these cases. Of the 82 plaintiffs, 80 plaintiffs do not claim any specific amount of damages. These 80 plaintiffs seek compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits (in most cases $25,000) of the applicable courts. Of the 82 plaintiffs, two plaintiffs (in the same case) assert damages not to exceed a combined total of $10 million. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., Henkel Corporation, Univar USA, Inc. and PPG Architectural Finishes Inc. The cases are in the early stages of discovery. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although the Company is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada.    The Company, together with various co-defendants, has been named as a defendant in toxic tort lawsuits in state court in Mississippi and in toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi. See “Environmental and Other Liabilities Retained or Assumed by Others.”

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Somerville.    In June 2005, the Company was served with a putative class action lawsuit in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. The lawsuit alleges that several classes of past and present property owners and residents in the Somerville, Texas area numbering in excess of 2,500 have suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals from the operations of the Somerville, Texas wood treatment plant of the Company. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. See “Environmental and Other Liabilities Retained or Assumed by Others.”

Stickney.    The Illinois Environmental Protection Agency (the “IEPA”), has requested that the Company conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised the Company that it made such request as a result of a reported release of oil-like material from the Company’s property into an adjacent river canal. Koppers has agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Additionally, the United States Environmental Protection Agency, (the “EPA”), has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The EPA has proposed a fine of $146,000 plus an undetermined amount of stipulated penalties for any past, similar violations. The Company agreed to settle with the EPA for $80,000. The Company had previously made a provision of $100,000 for this matter.

Legal Reserves Rollforward

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(In millions)
Beginning balance	$0.8	$0.3	$—
Expense (income)	2.7	0.5	0.3
Cash expenditures	(0.4)	—	—

Ending balance	$3.1	$0.8	$0.3

Expense for 2005 consisted of $2.6 million for estimated penalties related to the New Zealand anti-trust litigation and $0.1 million of expected settlement amounts related to the Pacific Century litigation. These estimates are based on the Company’s current expectations of final settlement regarding these matters.

Expense for 2004 and 2003 consisted of $0.5 million and $0.3 million, respectively, for estimated settlement costs for the Pacific Century litigation.

Other remaining unsettled litigation matters are not probable and estimable and therefore do not currently have amounts accrued.

Environmental and Other Matters

The Company is subject to federal, state, local and foreign laws and regulations and potential liabilities relating to the protection of the environment and human health and safety including, among

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other things, the cleanup of contaminated sites, the treatment, storage and disposal of wastes, the discharge of effluent into waterways, the emission of substances into the air and various health and safety matters. The Company’s subsidiaries expect to incur substantial costs for ongoing compliance with such laws and regulations. The Company’s subsidiaries may also face governmental or third-party claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

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

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify the Company with regard to certain environmental, product and other liabilities and imposes certain conditions on the Company before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, the Company entered into an agreement with Beazer East to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to provide, among other things, for the continued tender of pre-closing environmental liabilities to Beazer East under the Indemnity through July 2019. As consideration for the agreement, the Company agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The first two payments of $2.0 million each were made in July 2005 and 2004, respectively. The final two payments of $2.0 million and $1.0 million are due to be paid by the Company to Beazer East on July 1, 2006 and July 1, 2007, respectively. The Company agreed to make these payments to Beazer to obtain an extension of the Indemnity to the year 2019. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

Qualified expenditures under the Indemnity are not subject to a monetary limit. Qualified expenditures under the Indemnity include (i) environmental cleanup liabilities required by third parties, such as investigation, remediation and closure costs, relating to pre-December 29, 1988, or Pre-Closing, acts or omissions of Beazer East or its predecessors, (ii) environmental claims by third parties for personal injuries, property damages and natural resources damages relating to Pre-Closing acts or omissions of Beazer East or its predecessors, (iii) punitive damages for the acts or omissions of

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beazer East and its predecessors without regard to the date of the alleged conduct and (iv) product liability claims for products sold by Beazer East or its predecessors without regard to the date of the alleged conduct. If the third party claims described in sections (i) and (ii) above are not made by July 2019, Beazer East will not be required to pay the costs arising from such claims under the Indemnity. However, with respect to any such claims which are made by July 2019, Beazer East will continue to be responsible for such claims under the Indemnity beyond July 2019.

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

To date, the parties that retained, assumed and/or agreed to indemnify the Company against the liabilities referred to above, including Beazer East, have performed their obligations in all material respects. The Company believes that, for the last three years, amounts paid by Beazer East as a result of its environmental remediation obligations under the Indemnity have averaged in total approximately $13.4 million per year. If for any reason (including disputed coverage or financial incapability) one or more of such parties fail to perform their obligations and the Company is held liable for or otherwise required to pay all or part of such liabilities without reimbursement, the imposition of such liabilities on the Company could have a material adverse effect on its business, financial condition, cash flows and results of operations. Furthermore, the Company could be required to record a contingent liability on its balance sheets with respect to such matters, which could result in its having significant additional negative net worth.

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

Grenada

All Cases

The Company, together with various co-defendants (including Beazer East), have been named as a defendant in toxic tort lawsuits in state court in Mississippi (see State Court Cases below) and in federal court in Mississippi (see Federal Court Cases below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on our experience in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. The Company has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although the Company intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not result in substantial cost to the Company.

Federal Court Cases

Beck Case—The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 re-filed cases seek compensatory damages from the Company of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of the 12 plaintiffs whose claims were not dismissed are still pending. The 12 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. The court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately. The first of these trials is scheduled to commence on April 17, 2006. The remaining 11 trials are scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial.

Ellis Case—There are approximately 1,130 plaintiffs in this case. Each plaintiff seeks compensatory damages from us of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. Discovery in this case has been stayed pending the completion of the trials for the 12 plaintiffs in the Beck case.

State Court Cases

In the state court cases, which currently include a total of approximately 235 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for trespass and private nuisance in unspecified amounts together with injunctive relief. The state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County pursuant to an order of the Mississippi Supreme Court granting our motions for a change of venue and severance. Discovery in the state court cases not originally filed in Grenada County is currently stayed. After such cases have been transferred to Grenada County, the stay of discovery in such cases is expected to be lifted. With respect to the state court case that was originally filed on behalf of 95 plaintiffs in Grenada County, the court granted the Company’s motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with a small number of new plaintiffs) have filed their individual complaints in Grenada County. These plaintiffs are included in the total of approximately 235 plaintiffs shown above.

Somerville.    In June 2005, Koppers was served with a putative class action lawsuit in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. The lawsuit alleged that several classes of past and present property owners and residents in the Somerville, Texas area numbering in excess of 2,500 suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by the Company. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages within the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Stickney.    The Illinois Environmental Protection Agency (the “IEPA”), has requested that the Company conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised the Company that it made such request as a result of a reported release of oil-like material from the Company’s property into an adjacent river canal. Koppers has agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Additionally, the United States Environmental Protection Agency, (the “EPA”), has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The EPA has proposed a fine of $146,000 plus an undetermined amount of stipulated penalties for any past, similar violations. The Company agreed to settle with the EPA for $80,000. The Company had previously made a provision of $100,000 for this matter.

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

In August 2005, the Company received a Clean Water Act information request from Region 4 of the EPA. Region 4 encompasses six of the Company’s facilities. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. The Company is cooperating with the EPA and has provided certain information to the EPA for review. The Company is awaiting the EPA’s response to the information the Company submitted. The Company has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

Additionally, during an investigation the Company initiated at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and EPA, which resulted in a complaint against the Company by EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment of a $2.1 million fine to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between us and EPA. The first two payments, totaling $1.0 million each, were made in December 2003 and 2002, respectively. The final payment of $1.0 million was completed in January 2005. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

In August 2005, the Pennsylvania Department of Environment Protection, (the “PADEP”), proposed a fine of $1.3 million related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. The Company has proposed to undertake certain engineering steps at a cost of approximately $1.5 million to address this matter pursuant to a consent order the Company is currently discussing with the PADEP. The Company intends to cooperate with the PADEP to resolve this matter. The Company has accrued $0.3 million for this matter, which the Company believes is a reasonable approximation of the probable settlement based on the current status of settlement negotiations.

Environmental Reserves Rollforward

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
		(in millions)
Beginning balance	$4.7	$7.5	$11.3
Expense (income)	1.1	—	(0.6)
Cash expenditures including penalties	(1.6)	(2.9)	(4.0)
Foreign exchange	(0.4)	0.1	0.8

Ending balance	$3.8	$4.7	$7.5

Expense for 2005 included $0.7 million for estimated soil remediation costs at the Company’s coal tar plant in Newcastle. This amount is based on our current estimate of the expected remediation costs to achieve compliance with the requirements of local governmental agencies. An additional $0.4 million of expense was for estimated settlement costs at the Clairton, Pennsylvania and Stickney, Illinois coal tar plants. Additional expenses totaling $0.3 million related to waste disposal and remediation costs at plants in Australia and the United Kingdom were offset by the reversal to profit of $0.3 million of reserves in our Danish operations as the result of the completion of a waste disposal project.

Income for 2003 was primarily the result of the reversal to profit of $0.7 million of reserves based on a reassessment of exposure at the Company’s Monessen, Pennsylvania coke facility. There are currently no environmental reserves related to this facility based on the Company’s current environmental assessment.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other remaining unsettled environmental matters are not probable and estimable and therefore do not currently have amounts accrued.

Rents

Rent expense including operating leases for 2005, 2004 and 2003 was $26.2 million, $29.0 million and $28.0 million, respectively. Commitments during the next five years under operating leases aggregate to approximately $66.4 million and are as follows (in millions):

2006	$18.5
2007	15.6
2008	12.6
2009	10.8
2010	8.9

Labor Unions

Of the Company’s employees, approximately 57% are represented by 20 different labor unions and covered under numerous labor contracts. The United Steelworkers of America (“USWA”), which had represented more than 300 employees at six of our facilities, recently merged with the Paper, Allied-Industrial, Chemical & Energy Workers’ International Union (“PACE”), which had represented nearly 200 employees at four facilities. The USWA currently represents more than 500 of the Company’s employees at ten of our facilities and, therefore, represents the largest number of the Company’s unionized employees. Labor contracts expiring in 2006 cover approximately 13% of total employees.

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Business Segments		All Other	Total
	Carbon Materials & Chemicals	Railroad & Utility Products
	(In millions)
Year ended December 31, 2005:
Revenues from external customers	$613.6	$416.6	$—	$1,030.2
Intersegment revenues	38.2	—	—	38.2
Depreciation and amortization	23.7	8.4	0.2	32.3
Operating profit	48.1	26.3	0.4	74.8
Segment assets	342.1	142.2	56.4	540.7
Goodwill	33.8	1.9	—	35.7
Capital expenditures including acquisitions	21.0	7.3	0.5	28.8

Year ended December 31, 2004:
Revenues from external customers	$553.4	$399.1	$—	$952.5
Intersegment revenues	32.1	—	—	32.1
Depreciation and amortization	24.2	8.4	0.3	32.9
Operating profit	44.6	19.4	0.8	64.8
Segment assets	333.5	148.6	69.6	551.7
Goodwill	36.5	1.9	—	38.4
Capital expenditures	12.3	8.7	0.2	21.2

Year ended December 31, 2003:
Revenues from external customers	$484.1	$358.8	$—	$842.9
Intersegment revenues	27.4	—	—	27.4
Depreciation and amortization	23.5	8.0	2.2	33.7
Operating profit (loss)	7.7	13.0	(1.6)	19.1
Capital expenditures	9.1	10.2	—	19.3

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2005	2004	2003
	(In millions)
Profit or Loss
Operating profit for reportable segments	$74.8	$64.0	$20.7
Corporate depreciation and amortization	(0.2)	(0.3)	(2.2)
Other	0.6	1.4	0.6

Income before interest expense, income tax provision and minority interest	$75.2	$65.1	$19.1

Assets
Total assets for reportable segments	$484.3	$482.1
Deferred financing	11.9	13.6
Deferred taxes	38.9	46.3
Fixed assets	1.3	1.1
Other	4.3	7.8
Cash and short-term investments	—	0.8

Total consolidated assets	$540.7	$551.7

Geographic Information
United States:
Revenues from external customers	$679.9	$627.2
Long-lived assets	166.6	195.0
Australia and Pacific Rim:
Revenues from external customers	$205.4	$197.4
Long-lived assets	56.0	60.3
Europe:
Revenues from external customers	$144.9	$127.9
Long-lived assets	28.0	18.9

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues for Significant Product Lines.

The Company’s reportable segments are business units that offer different products. The revenues generated for significant product lines sold to outside customers are as follows:

	2005	2004	2003
	(In millions)
Carbon Materials & Chemicals:
Carbon pitch	$201.7	$199.9	$185.7
Phthalic anhydride	86.7	74.8	59.7
Furnace coke	60.5	48.0	37.0
Carbon black and carbon black feedstock	56.4	47.7	46.1
Creosote	16.2	16.9	20.6
Naphthalene	32.0	30.3	19.8
Other	160.1	135.8	115.2

Total external revenues	$613.6	$553.4	$484.1
Railroad & Utility Products:
Railroad crossties	$269.9	$247.0	$222.4
Utility poles	71.7	70.7	66.6
Other	75.0	81.4	69.8

Total external revenues	$416.6	$399.1	$358.8

11.    Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
	(In millions)
Net sales	$232.0	$227.4	$266.3	$249.5	$269.6	$243.8	$262.3	$231.8
Operating profit	14.8	10.7	21.1	21.1	22.2	18.9	16.7	14.1
Net income (loss)	2.5	(0.1)	6.3	4.8	7.1	3.5	3.0	3.1

12.    Related Party Transactions

Schnader Harrison Segal & Lewis LLP provided counsel to the Company during 2005 and 2004. A Director of the Company who is a shareholder is also counsel to Schnader Harrison Segal & Lewis LLP. During 2005 and 2004, the Company paid a total of $0.1 million and $0.2 million, respectively, in legal fees to this firm. Additionally, from 2002 to 2005 the Company redeemed from Mr. Sweeney a total of 290,385 shares for a total redemption amount of approximately $1.4 million.

Consulting Agreements

The Company had entered into a consulting agreement with Mr. Cizik in 1999 in which the Company paid a fee of $12,500 per month to Mr. Cizik for consulting services. The agreement also included a provision, which allowed Mr. Cizik to purchase 79,598 shares of common stock for $4.27 per share, which purchase was made in October 1999 when the fair value per share was $4.33. Additionally, the agreement provided for a $0.6 million interest free loan from the Company for the

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase of 140,467 shares of restricted common stock at a price of $4.27 per share. Mr. Cizik purchased these shares in October 1999 by signing a promissory note to the Company for $0.6 million. The note, which is 70% collateralized by the value of the related shares and 30% by Mr. Cizik’s personal assets, is due in 2009, or immediately in the event Mr. Cizik is no longer Non-Executive Chairman of the board of directors. The shares were initially restricted, with a vesting period of five years; at December 31, 2003 all of the shares were vested. Mr. Cizik has the right to require the Company to redeem the 140,467 shares at any time at the lower of cost or current fair market value; however, the disposition or transfer of the shares requires the related loan to be repaid immediately.

On December 7, 2005, the board of directors of the Company (with Mr. Cizik abstaining) voted to authorize the termination of the Consulting Agreement and to increase the annual compensation of the Non-Executive Chairman by $30,000 per year effective January 1, 2006. On December 23, 2005, the Company and Mr. Cizik executed an agreement to terminate the Consulting Agreement, effective January 1, 2006. In connection with such termination, the Company and its subsidiary agreed to pay Mr. Cizik the sum of $600,000 on December 31, 2005 and Mr. Cizik agreed to continue to serve as our director for at least two years. Mr. Cizik will also remain as Non-Executive Chairman of the Company, but he will receive no additional compensation for such services. The termination of the Consulting Agreement will not affect the terms of Mr. Cizik’s interest-free loan or his stock ownership.

Advisory Services Agreement with Saratoga Partners III, L.P.    The Company had an advisory and consulting agreement with Saratoga pursuant to which the Company paid a management fee of $150,000 per quarter to Saratoga in lieu of Director’s fees to the Saratoga Director. In addition, Saratoga provided the Company with financial advisory services in connection with significant business transactions, including, but not limited to: (i) identification, negotiation and analysis of acquisitions and dispositions by the Company or its subsidiaries; (ii) negotiations and analysis of financing alternatives, including in connection with acquisitions, capital expenditures and refinancing of indebtedness; (iii) finance functions, including assistance in financial projections; (iv) human resource functions, including searching and hiring of executives; and (v) such other services as the board of directors and Saratoga agreed to. For such services, the Company paid Saratoga compensation comparable to compensation paid for such services by similarly situated companies. During 2003 the Company paid Saratoga $1.6 million related to advisory services for refinancing activities. The advisory services agreement was terminated in February 2006 in conjunction with the completion of the Koppers Holdings initial public offering, and an affiliate of Saratoga Partners was paid a financial advisory services termination fee of $3.0 million.

13.    Financial Information for Subsidiary Guarantors

The Company’s payment obligations under the 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers’ (the parent) subsidiaries Koppers Australia Pty. Limited, and Koppers Industries of Delaware, Inc. (collectively, the “Guarantor Subsidiaries”). The Notes have not been guaranteed by Koppers Assurance, Inc., Koppers Europe, Koppers Arch Investments Pty Ltd, KSA Limited Partnership, or Koppers China (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2005

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$614.9	$132.1	$12.4	$301.5	$(30.7)	$1,030.2
Operating expenses:
Cost of sales including depreciation and amortization	550.8	108.1	0.1	261.3	(30.6)	889.7
Selling, general and administrative	34.1	10.4	0.1	21.2	(0.1)	65.7

Total operating expenses	584.9	118.5	0.2	282.5	(30.7)	955.4

Operating profit	30.0	13.6	12.2	19.0	—	74.8
Other income (expense)	27.1	—	16.1	3.1	(45.9)	0.4

Income before interest expense, income taxes and minority interest	57.1	13.6	28.3	22.1	(45.9)	75.2
Interest expense (income)	40.7	3.4	0.3	3.6	(9.1)	38.9
Income tax provision	(2.5)	3.4	11.4	3.0	—	15.3
Minority interest	—	—	—	2.1	—	2.1

Net income (loss)	$18.9	$6.8	$16.6	$13.4	$(36.8)	$18.9

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2004

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$578.3	$125.6	$10.8	$261.6	$(23.8)	$952.5
Operating expenses:
Cost of sales including depreciation and amortization	532.9	101.0	—	221.5	(24.1)	831.3
Selling, general and administrative	28.6	9.6	0.1	18.2	(0.1)	56.4

Total operating expenses	561.5	110.6	0.1	239.7	(24.2)	887.7

Operating profit	16.8	15.0	10.7	21.9	0.4	64.8
Other income (expense)	27.3	—	19.9	—	(46.9)	0.3

Income before interest expense, income taxes and minority interest	44.1	15.0	30.6	21.9	(46.5)	65.1
Interest expense (income)	36.3	3.8	(1.0)	1.5	(4.2)	36.4
Income tax provision	(3.5)	3.5	9.9	4.1	—	14.0
Minority interest	—	—	—	3.4	—	3.4

Net income (loss)	$11.3	$7.7	$21.7	$12.9	$(42.3)	$11.3

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2005

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.1	$—	$23.2	$—	$25.3
Accounts receivable, net	122.3	16.5	284.2	80.6	(384.9)	118.7
Inventories	61.4	27.2	—	31.4	—	120.0
Deferred tax benefit	19.9	—	(1.5)	—	—	18.4
Other	0.8	3.2	—	3.7	—	7.7

Total current assets	204.4	49.0	282.7	138.9	(384.9)	290.1
Equity investments	307.7	13.8	24.2	—	(342.7)	3.0
Fixed assets, net	84.6	19.4	—	48.4	—	152.4
Goodwill	12.0	12.9	—	10.8	—	35.7
Deferred tax benefit	45.3	0.3	(14.2)	2.1	—	33.5
Other assets	20.3	0.4	—	5.3	—	26.0

Total assets	$674.3	$95.8	$292.7	$205.5	$(727.6)	$540.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301.1	$46.3	$4.4	$110.4	$(384.9)	$77.3
Accrued liabilities	40.0	10.4	0.2	20.6	—	71.2
Revolver and term loans	7.7	—	—	2.8	—	10.5

Total current liabilities	348.8	56.7	4.6	133.8	(384.9)	159.0
Long-term debt	356.8	—	—	12.2	—	369.0
Other long-term liabilities	46.4	0.1	—	31.9	—	78.4

Total liabilities	752.0	56.8	4.6	177.9	(384.9)	606.4
Minority interest	—	—	—	12.0	—	12.0
Stockholders’ equity (deficit)	(77.7)	39.0	288.1	15.6	(342.7)	(77.7)

Total liabilities and stockholders’ equity	$674.3	$95.8	$292.7	$205.5	$(727.6)	$540.7

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$29.9	$2.6	$3.8	$22.5	$—	$58.8
Cash provided by (used in) investing activities:
Capital expenditures including acquisitions	(13.0)	(2.0)	—	(13.8)	—	(28.8)
Other	0.2	0.1	—	0.2	—	0.5

Net cash (used in) investing activities	(12.8)	(1.9)	—	(13.6)	—	(28.3)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	(15.4)	—	—	(2.7)	—	(18.1)
Net borrowings (repayments) of term debt	9.5	—	(3.8)	7.3	—	13.0
Restricted stock	0.4	—	—	—	—	0.4
Purchases of common stock	(0.3)	—	—	—	—	(0.3)
Payment of deferred financing costs	(0.8)	—	—	(0.1)	—	(0.9)
Capital received from parent	2.7	—	—	—	—	2.7
Dividends paid	(16.0)	—	—	—	—	(16.0)

Net cash provided by (used in) financing activities	(19.9)	—	(3.8)	4.5	—	(19.2)
Effect of exchange rates on cash	2.0	(0.3)	—	(2.5)	—	(0.8)

Net increase (decrease) in cash and cash equivalents	(0.8)	0.4	—	10.9	—	10.5
Cash and cash equivalents at beginning of year	0.8	1.7	—	12.3	—	14.8

Cash and cash equivalents at end of year	$—	$2.1	$—	$23.2	$—	$25.3

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

KOPPERS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Subsequent Events (unaudited)

Initial Public Offering and Redemption of Senior Secured Notes.    Koppers Holdings completed an initial public offering on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share. Koppers Holdings received approximately $111.8 million of net proceeds (after $10.0 million of estimated expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of the Company’s senior secured notes and pay a related call premium of $10.1 million. The Company incurred $3.2 million of deferred financing cost write-offs related to the buyback of the notes. The Company also incurred $3.0 million for the termination of the Saratoga advisory services contract, $1.3 million for bond and bank consent fees, and paid a post-IPO dividend of $7.0 million to Koppers Holdings, all of which were financed through revolver borrowings.

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

/S/ ROBERT CIZIK Robert Cizik	Non-Executive Chairman and Director	March 21, 2006

/S/ WALTER W. TURNER Walter W. Turner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2006

/S/ BRIAN H. MCCURRIE Brian H. McCurrie	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 21, 2006

/S/ CLAYTON A. SWEENEY Clayton A. Sweeney	Director	March 21, 2006

/S/ CHRISTIAN L. OBERBECK Christian L. Oberbeck	Director	March 21, 2006

/S/ DAVID M. HILLENBRAND David M. Hillenbrand	Director	March 21, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Restated and Amended Articles of Incorporation of the Company (incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed December 22, 1997).
3.2	Restated and Amended Bylaws of the Company (incorporated by reference to exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed December 22, 1997).
4.1	Indenture, by and among Koppers Inc., the Guarantors named therein and JPMorgan Chase Bank as Trustee, dated as of October 15, 2003 (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q filed November 12, 2003).
10.1	Asset Purchase Agreement by and between Koppers Inc. and Koppers Company, Inc., dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994).
10.2	Asset Purchase Agreement Guarantee provided by Beazer PLC, dated as of December 28, 1988 (incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994).
10.3	Stockholders’ Agreement by and among Koppers Inc., Saratoga Partners III, L.P. and the Management Investors referred to therein, dated as of December 1, 1997 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 filed December 22, 1997).
10.4	Stock Subscription Agreement, dated as of December 26, 1988 (incorporated by reference to respective exhibits to the Koppers Inc.’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended).
10.5	Advisory Services Agreement by and between Koppers Inc. and Saratoga Partners III, L.P., dated as of December 1, 1997 (incorporated by reference to Exhibit 10.29 to the Company’s Form S-4 Registration Statement filed December 22, 1997).
10.6	Indenture by and between Koppers Inc. and PNC Bank, National Association, as Trustee, dated as of December 1, 1997 (incorporated by reference to Exhibit 4.2 of the Company’s Form S-4 Registration Statement filed December 23, 1997).
10.7	Credit Agreement by and among Koppers Inc., the Guarantors party hereto, the Banks party hereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents, dated as of May 12, 2003 (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q filed August 4, 2003).
10.9	Intercreditor Agreement by and among PNC Bank, National Association, as Credit Agent, JPMorgan Chase Bank, as Trustee, Koppers Inc. and the Guarantors named therein, dated as of October 15, 2003 (incorporated by reference to respective exhibits to the Company’s Form S-4 Registration Statement filed January 13, 2004 in connection with an Exchange Offer for $320 million of 9 7/8% Senior Secured Notes due 2013).
10.11*	Employment agreement with Steven R. Lacy dated April 5, 2002 (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K filed March 5, 2003).
10.12*	Employment agreement with David Whittle dated August 18, 2000 (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K filed March 5, 2003).
10.13*	Employment agreement with Robert H. Wombles dated August 1, 2001 (incorporated by reference to Exhibit 10.35 of the Company’s Form 10-K filed March 5, 2003).
10.14*	Confidential Agreement and General Release between Donald E. Davis and Koppers Inc. dated August 18, 2003 (incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2003).
10.15*	Employment agreement with Brian H. McCurrie dated October 13, 2003 (incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2003).

Exhibit No.	Exhibit
10.16*	Employment Agreement with Mark R. McCormack dated September 29, 2003 (incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2003).
10.17*	Compensation contracts and Promissory Note for Robert Cizik (incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 1999).
10.18*	Retirement Plan of Koppers Industries, Inc. and Subsidiaries for Salaried Employees (incorporated by reference to Exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.19*	Koppers Industries, Inc. Non-contributory Long Term Disability Plan for Salaried Employees (incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.20*	Koppers Industries, Inc. Employee Savings Plan (incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.21*	Koppers Industries, Inc. Survivor Benefit Plan (incorporated by reference to respective exhibits to the Company’s Prospectus filed February 7, 1994 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the offering of the 8 1/2% Senior Notes due 2004).
10.22*	Restated and Amended Employee Stock Option Plan (incorporated by reference to respective exhibits to the Company’s Amendment No. 1 to Form S-1 Registration Statement filed June 18, 1996 in connection with the offering of 7,001,922 shares of Common Stock).
10.23*	Koppers Industries, Inc. 1997 Stock Option Plan (incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).
10.24*	Koppers Industries, Inc. 1998 Stock Option Plan, as Restated and Amended as of November 9, 1999) (incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).
10.25*	Koppers Industries, Inc. 2001 Senior Management Incentive Plan (incorporated by reference to respective exhibits to the Company’s Form 10-K for the year ended December 31, 2001).
10.26**	Treatment Services Agreement between Koppers Inc. and CSX Transportation, Inc. dated October 4, 2002 (incorporated by reference to respective exhibits to the Company’s Form 10-Q for the quarter ended September 30, 2002).
10.27**	Coke supply agreement between Koppers Monessen Partners LP (a consolidated subsidiary of the Company) and ISG Cleveland, Inc. and Subsidiaries dated September 2, 2003 (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.28	Amendment to Credit Agreement, dated October 15, 2003, by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.29	Registration Rights Agreement dated September 30, 2003 between Koppers Inc. and Credit Suisse First Boston LLC as Representative of the Several Purchasers (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.30	Indenture, dated as of October 15, 2003 between the Company and JPMorgan Chase, as Trustee, related to Rule 144A placement of $320 million 9 7/8% Senior Secured Notes Due 2013 (Incorporated by reference from Exhibit 10.43 to the Company’s Form 10-Q for the quarter ended September 30, 2003).

Exhibit No.	Exhibit
10.31**	Memorandum of Agreement between Koppers Inc. and Union Pacific Railroad Company, dated August 1, 2003 (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended September 30, 2003).
10.32**	Timber Tie Treating Agreement between Koppers Inc. and the Burlington Northern and Santa Fe Railway Company, dated April 28, 2003 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q for the quarter ended March 31, 2003).
10.33	Amendment to Credit Agreement dated as of November 17, 2004, by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet Bank and Wachovia Bank, National Association as Co-Documentation (incorporated by reference to respective exhibit to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).
10.34	Agreement and Plan of Merger dated as of November 18, 2004, by and among Koppers Inc., Merger Sub for KI Inc. and Koppers Holdings Inc. (f/k/a KI Holdings Inc.) (incorporated by reference to respective exhibit to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Registration Statement on Form S-4 filed February 14, 2005).
10.35	Third Amendment to Stockholders’ Agreement, dated November 18, 2004 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.36	Amendment and Restatement to Article VII of the Asset Purchase Agreement (incorporated by reference to respective exhibits to the Company’s Form 10-Q for the quarter ended June 30, 2004).
10.37*	2004 Restricted Stock Unit Plan (incorporated by reference to respective exhibits to the Company’s Form 10-Q for the quarter ended September 30, 2004).
10.38	Amendment to Credit Agreement dated as of August 15, 2005 by and among Koppers Inc., the Guarantors party thereto, the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizens Bank of Pennsylvania, Fleet Bank and Wachovia Bank, National Association as Co-Documentation Agents (incorporated by reference to respective exhibit to the Koppers Holdings Inc. Registration Statement on Form S-1 filed September 12, 2005).
10.39	Form of Change in Control Agreement entered into as of October 20, 2005 between Koppers Holdings Inc. (f/k/a KI Holdings Inc.) and certain executive officers (incorporated by reference to Exhibit 10.1 to the Koppers Holdings Inc. (f/k/a KI Holdings Inc.) Form 8-K filed on October 25, 2005).
10.40*	2005 Long Term Incentive Plan effective as of December 7, 2005 (incorporated by reference to Exhibit 99.1 to the Koppers Holdings Inc. Form 8-K filed on December 13, 2005).
10.41*	Letter Agreement dated as of December 23, 2005 between Koppers Inc. and Robert Cizik (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 27, 2005).
10.42	Consent and First Amendment to Credit Agreement dated as of December 2, 2005, among Koppers Holdings Inc., the Banks party thereto, PNC Bank, National Association, as Administrative Agent, National City Bank of Pennsylvania, as Syndication Agent, and Citizen’s Bank of Pennsylvania, Fleet National Bank and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 7, 2006).
21***	List of subsidiaries of the Company.
31.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350.

*	Compensatory Plan.
**	Certain portions have been omitted pursuant to a Confidential Treatment Request. The entire document has been filed confidentially with the SEC.
***	Filed herewith

KOPPERS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2004 and 2003

(In millions)

	Balance at Beginning of Year	Increase (Decrease) to Expense	Net (Write-Offs) Recoveries	Foreign Exchange	Balance at Close of Year
2005
Allowance for doubtful accounts	$0.9	$(0.1)	$(0.1)	$—	$0.7

Inventory obsolescence reserves	$1.6	$1.1	$(1.0)	$—	$1.7

2004
Allowance for doubtful accounts	$1.4	$(0.6)	$0.1	$—	$0.9

Inventory obsolescence reserves	$0.9	$1.0	$(0.4)	$0.1	$1.6

2003
Allowance for doubtful accounts	$0.9	$2.1	$(1.7)	$0.1	$1.4

Inventory obsolescence reserves	$0.6	$0.6	$(0.4)	$0.1	$0.9