Form 10-Q
period 2006-03-31
KOPPERS INC
filed 2006-05-11
CIK 916075

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission file number 1-32737

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

Common Stock, par value $.01 per share, outstanding at April 30, 2006 amounted to one share.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Koppers Inc.

Consolidated Statement of Operations

(In millions)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net sales	$264.6	$232.0
Operating expenses:
Cost of sales	221.7	193.8
Depreciation and amortization	7.8	8.0
Selling, general and administrative	19.2	15.4

Total operating expenses	248.7	217.2

Operating profit	15.9	14.8
Other income	0.1	0.2

Income before interest expense, income taxes and minority interest	16.0	15.0
Interest expense	23.4	9.3

Income (loss) before income taxes and minority interest	(7.4)	5.7
Income taxes	(3.1)	2.3
Minority interest	0.2	0.9

Net income (loss)	$(4.5)	$2.5

See accompanying notes.

Koppers Inc.

Condensed Consolidated Balance Sheet

(In millions)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25.3	$25.3
Accounts receivable less allowance for doubtful accounts of $0.6 in 2006 and $0.7 in 2005	124.6	118.7
Inventories:
Raw materials	79.6	73.7
Work in process	2.7	3.4
Finished goods	61.6	61.8
LIFO reserve	(19.5)	(18.9)

Total inventories	124.4	120.0
Deferred tax benefit	18.4	18.4
Other	7.4	7.7

Total current assets	300.1	290.1
Equity in non-consolidated investments	3.0	3.0
Fixed assets	515.3	512.1
Less: accumulated depreciation	(365.4)	(359.7)

Net fixed assets	149.9	152.4
Goodwill	35.6	35.7
Deferred tax benefit	34.1	33.5
Other assets	21.8	26.0

Total assets	$544.5	$540.7

See accompanying notes.

Koppers Inc.

Condensed Consolidated Balance Sheet

(In millions except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78.7	$76.5
Payable to parent	0.9	0.8
Accrued liabilities	63.8	71.2
Dividend payable	0.6	—
Revolving credit	—	5.7
Current portion of term loans	4.8	4.8

Total current liabilities	148.8	159.0
Long-term debt:
Revolving credit	46.4	35.0
Term loans	20.2	14.0
Senior Secured Notes due 2013	218.3	320.0

Total long-term debt	284.9	508.9
Other long-term liabilities	77.2	78.4

Total liabilities	510.9	606.4
Minority interest	12.2	12.0
Stockholders’ equity (deficit):
Common stock, $.01 par value per share; 40,000,000 shares authorized, one share issued in 2006 and 2005	—	—
Capital in excess of par value	122.7	11.5
Receivable from Director for purchase of common stock	(0.6)	(0.6)
Retained (deficit)	(85.3)	(73.8)
Accumulated other comprehensive income (loss):
Foreign currency translation adjustment	4.7	5.3
Minimum pension liability, net of tax	(20.1)	(20.1)

Total accumulated other comprehensive loss	(15.4)	(14.8)

Total stockholders’ equity (deficit)	21.4	(77.7)

Total liabilities and stockholders’ equity (deficit)	$544.5	$540.7

See accompanying notes.

Koppers Inc.

Condensed Consolidated Statement of Cash Flows

(In millions)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash provided by (used in) operating activities	$(9.7)	$3.7
Cash provided by (used in) investing activities:
Capital expenditures	(4.6)	(3.7)
Other	—	0.2

Net cash (used in) investing activities	(4.6)	(3.5)
Cash provided by (used in) financing activities:
Borrowings from revolving credit	54.0	65.0
Repayments of revolving credit	(48.7)	(66.2)
Borrowings from long-term debt	10.0	—
Repayment of long-term debt	(105.1)	(1.2)
Dividends paid	(7.0)	—
Payment of deferred financing costs	(0.4)	—
Capital from parent	111.3	—

Net cash provided by (used in) financing activities	14.1	(2.4)
Effect of exchange rates on cash	0.2	(0.5)

Net increase (decrease) in cash	—	(2.7)
Cash and cash equivalents at beginning of period	25.3	14.8

Cash and cash equivalents at end of period	$25.3	$12.1

See accompanying notes.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)	Financial Statements

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc.’s and its subsidiaries’ (“Koppers” or the “Company”) financial position and interim results as of and for the periods presented have been included. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2005 has been summarized from the audited fiscal year 2005 balance sheet.

The financial information included herein should be read in conjunction with the Company’s consolidated financial statements and related notes in its 2005 Annual Report on Form 10-K.

(2)	Initial Public Offering and Redemption of Senior Secured Notes

The parent company of Koppers Inc., Koppers Holdings Inc. (“Koppers Holdings”) completed an initial public offering (“IPO”) on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share. Koppers Holdings received approximately $111.4 million of net proceeds (after $10.4 million of expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of the Company’s Senior Secured Notes due 2013 (the “Senior Secured Notes”) and pay a related call premium of $10.1 million. The Company wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend of $7.0 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

(3)	Dividend Payments

On February 13, 2006 the Company paid a dividend of $7.0 million to Koppers Holdings. The payment of the dividend was contingent upon the consummation of the Koppers Holdings initial public offering.

In April 2006 the Company paid a dividend of $2.1 million to Koppers Holdings.

On May 3, 2006 the Company’s board of directors declared a dividend payable to Koppers Holdings in an amount equivalent to $0.17 per common share of Koppers Holdings common stock (amounting to approximately $3.5 million) to be paid on or about July 5, 2006.

(4)	Plant Closures/Dispositions

On April 19, 2006 the Company announced the ceasing of operations at its wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million in

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

2005, is expected to result in reduced costs and increased operating efficiencies for the Company since the majority of the sales and production will be absorbed by two of the Company’s existing wood treating facilities. The closure is expected to result in severance charges of approximately $0.4 million in the second quarter of 2006 related to the termination of approximately 23 employees; the Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

(5)	Acquisitions

On April 28, 2006 the Company purchased certain assets of Reilly Industries, Inc.’s carbon materials business. The purchased assets consist primarily of inventories, sales and purchase contracts, and a non-compete agreement. The initial purchase price, subject to working capital adjustments, was $40 million. Among other things, the amendment provides for a $40 million term loan to facilitate the purchase of assets from Reilly, with quarterly installments due through December 2009. The Company intends to integrate the additional tar distillation production at its existing facilities in the U.S.

In the second quarter of 2005, the Company purchased the specialty chemical business and certain related assets of Lambson Speciality Chemicals Limited (“Lambson’s”). The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of amortizable intangible assets. The purchase was financed by bank loans of $6.4 million and seller financing of $4.5 million.

Operating results for the business acquired from Lambson’s are included in the statement of operations from the acquisition date forward. Net sales and net (loss) for the three months ended March 31, 2006 amounted to $4.0 million and ($0.3) million respectively.

(6)	Recently Issued Accounting Guidance

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 is issued. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. The adoption of SFAS 154 did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Company was required to adopt the new standard in the fiscal year beginning after December 15, 2005. The adoption of SFAS 123R did not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company was required to adopt the new standard in the fiscal year beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on the Company’s financial statements.

(7)	Debt

	March 31, 2006	December 31, 2005
	(In millions)
Revolving credit	$46.4	$40.7
Term loans	25.0	18.8
Senior Secured Notes due 2013	218.3	320.0

	$289.7	$379.5

Senior Secured Notes due 2013

In October 2003, the Company issued $320 million of 9 7/8% Senior Secured Notes due 2013. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of the Company’s current and future subsidiaries.

The Senior Secured Notes and subsidiary guarantees are senior obligations of the Company and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers and its subsidiary guarantors.

The Senior Secured Notes and related indenture include customary covenants that restrict, among other things, the ability of the Company or any of the subsidiary guarantors to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.

As disclosed in Note 2, the Company used a capital contribution received from Koppers Holdings as a result of its initial public offering to redeem $101.7 million principal amount of the Senior Secured Notes.

Senior Secured Credit Facility

The Company is a party to an amended and restated credit agreement dated August 2005, which was amended in connection with Koppers Holdings’ initial public offering in February 2006. The credit agreement, as amended, provides for a revolving credit facility of up to $115 million and term loans of $20.0 million. The senior secured credit facility expires in December 2009, and the loans are secured by a first priority lien on substantially all of the Company’s assets, including the assets of certain

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facilities contain certain covenants that limit capital expenditures by the Company and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by the Company to meet certain financial ratios.

As of March 31, 2006, the Company had $59.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2006, $18.5 million of commitments were utilized by outstanding letters of credit ($3.9 million of which relates to Australia and does not reduce revolver availability). In addition, as of March 31, 2006 the Company had outstanding term loans of $19.0 million under the credit facility.

As described in Note 15, the credit agreement was amended on April 28, 2006 in connection with the purchase by the Company of certain assets of the carbon materials business of Reilly Industries, Inc. The amendment provides, among other things, for a $40 million term loan to purchase the assets from Reilly, with quarterly installments due through December 2009, and an increase in the revolving credit facility to $125 million.

Other Credit Facilities

Term loans at March 31, 2006 consisted of $5.2 million for Koppers Europe related to the Lambson’s acquisition and related expenditures, and $0.8 million for Koppers Australia under a separate facility. As of March 31, 2006 Koppers Australia had revolver borrowings under a separate facility which amounted to $5.9 million.

(8)	Legal Proceedings

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters.

Government Investigations.    In April 2005, the New Zealand Commerce Commission (the “NZCC”), filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, (“KANZ”), Koppers Arch Investments Pty Limited, (“KAI”), Koppers Australia Pty Limited (“Koppers Australia”), TPL Limited, Nufarm Limited, Nufarm Australia Limited, Osmose New Zealand Limited, Osmose Australia Pty Limited and a number of current and former employees of such companies. This followed an investigation by the NZCC into the competitive practices of the wood preservative industry in New Zealand. On February 23, 2006 the NZCC, KANZ, KAI and Koppers Australia executed a cooperation agreement (the “Cooperation Agreement”). The Cooperation Agreement provides, among other things, that KANZ, KAI and Koppers Australia must cooperate with the NZCC until such time as the NZCC’s investigation and any related court proceedings have been concluded. It also provides that the NZCC will discontinue all proceedings against Koppers Australia and that court approval of a joint aggregate penalty in the amount of approximately $2.5 million plus costs of $0.1 million will be sought with respect to KANZ and KAI for breaches of the New Zealand Commerce Act of 1986 (the “Act”). On April 6, 2006, the New Zealand High Court, among other things, approved the recommended penalties of approximately $2.5 million plus costs of $0.1 million with respect to KANZ and KAI for breaches of the Act and granted leave to the NZCC to discontinue all proceedings against Koppers Australia.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Except as set forth above, no other claims (civil or governmental) related to competitive practices in New Zealand have been filed against the Company or its subsidiaries including KANZ and KAI. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of KANZ and its interconnected companies.

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

The Company has reserved approximately $2.3 million for these penalties and costs as of March 31, 2006 (the amount reflects a reduction from December 31, 2005 related to currency fluctuations). The amount reserved was based upon the penalties and costs set forth in the Cooperation Agreement. This amount was subsequently approved by the New Zealand High Court in its judgment of April 6, 2006.

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

Product Liability Cases.    The Company, along with other defendants, is currently a defendant in lawsuits filed in Pennsylvania and Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by defendants. The first of these cases was filed in April 2000 and the most recent was filed in April 2006. A number of plaintiffs in one of the cases have withdrawn their claims against the Company and one of the cases (involving a single plaintiff) has been dismissed voluntarily. There are a total of 24 cases filed in state court in

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Pennsylvania and two cases filed in state court in Texas. There are approximately 52 plaintiffs in these cases. The complaints applicable to 33 of the plaintiffs allege that plaintiffs are entitled to recover compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaints applicable to 16 of the plaintiffs allege that plaintiffs are entitled to recover compensatory damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaint filed by one of the plaintiffs seeks damages not to exceed $10 million. One of the lawsuits involving two plaintiffs does not contain any damage allegations. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. The cases are in the early stages of discovery. Koppers has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Grenada.    The Company, together with various co-defendants, has been named as a defendant in toxic tort lawsuits in state court in Mississippi and in toxic tort lawsuits in federal court in Mississippi arising from the operations of the Company’s wood treating plant in Grenada, Mississippi. See “Environmental and Other Liabilities Retained or Assumed by Others.”

Somerville.    In June 2005, Koppers was served with a putative class action complaint in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. The complaint alleged that several classes of past and present property owners and residents in the Somerville, Texas area (numbering in excess of 2,500) suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals from the operations of the Somerville, Texas wood treatment plant that is currently owned by the Company. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages within the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. On April 5, 2006, the court temporarily stayed the case and ordered the plaintiffs to provide the defendants with certain medical, exposure and other data for each plaintiff. Plaintiffs’ counsel also indicated that an additional 1,200 new plaintiffs may be added to the case. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. See “Environmental and Other Liabilities Retained or Assumed by Others.”

Stickney.    The Illinois Environmental Protection Agency, or the IEPA, has requested that Koppers conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. has agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. Koppers has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. See “Environmental and Other Liabilities Retained or Assumed by Others.”

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Additionally, the United States Environmental Protection Agency, or the EPA, has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The EPA originally proposed a fine of $146,000 plus an undetermined amount of stipulated penalties for any past, similar violations. The Company has settled this matter with the EPA for $80,000, which was paid in April 2006.

Legal Reserves Rollforward

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(in millions)	(in millions)
Beginning balance	$3.1	$0.8
Expense (income)	0.2	—
Cash expenditures	—	—
Foreign exchange	(0.3)	—

Ending balance	$3.0	$0.8

Expense for 2006 consists of the amount of the verdict rendered against the Company in May 2006 related to the Grenada litigation. See “Environmental and Other Matters-Environmental and Other Liabilities Retained or Assumed by Others.”

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-closing environmental liabilities through July 2019. As consideration for the amendment, Koppers agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The first two payments of $2.0 million each were made in July 2005 and 2004, respectively. The final two payments of $2.0 million and $1.0 million are due to be paid by the Company to Beazer East on July 1, 2006 and July 1, 2007, respectively. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Grenada

All Cases

Koppers, together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in state court in Mississippi (see State Court Cases below) and in federal court in Mississippi (see Federal Court Cases below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers in defending previous toxic tort cases, Koppers does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. Other than for cases in which a verdict has been rendered (see Federal Court Cases below), Koppers has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not result in substantial cost to the Company.

Federal Court Cases

Beck Case—The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 cases that were re-filed seek compensatory damages from the defendants of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for alleged trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of the 12 plaintiffs whose claims were not dismissed are still pending. The 12 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. The court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately. The first of these trials commenced on April 17, 2006 and the jury returned a verdict of $169,000 against the Company for compensatory damages. Koppers has recorded a provision for the amount of the verdict in the first quarter of 2006. The issue of punitive damages is expected to be considered by the middle of May 2006. The Company expects to file post-trial motions and, if necessary, will appeal any judgment entered against it to the United States Court of Appeals for the Fifth Circuit. The remaining 11 trials are scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial, but such cases may be stayed pending an appeal by the Company of any judgment entered in the first case.

Ellis Case—There are approximately 1,130 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

trespass and nuisance). The Ellis complaint also requests injunctive relief. Discovery in this case has been stayed pending the completion of the trials for the 12 plaintiffs in the Beck case.

State Court Cases

In the state court cases, which currently include a total of approximately 235 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County pursuant to an order of the Mississippi Supreme Court granting the defendants’ motions for a change of venue and severance. Discovery in the state court cases not originally filed in Grenada County is currently stayed. After such cases have been transferred to Grenada County, the stay of discovery in such cases is expected to be lifted. With respect to the state court case that was originally filed on behalf of 95 plaintiffs in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with a small number of new plaintiffs) have filed their individual complaints in Grenada County. These plaintiffs are included in the total of approximately 235 plaintiffs shown above.

Somerville.    In June 2005, Koppers was served with a putative class action complaint in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company, Monsanto Company, Dow Chemical Company and Vulcan Materials Company. Plaintiffs claimed that several classes of past and present property owners and residents in the Somerville, Texas area (allegedly numbering in excess of 2,500) suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by Koppers Inc. On December 23, 2005, plaintiffs filed an amended complaint dropping their class action allegations and identifying 602 individual plaintiffs. The amended complaint seeks to recover compensatory and punitive damages in excess of the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, lost wages, loss of consortium and property devaluation. On April 5, 2006, the court temporarily stayed the case and ordered the plaintiffs to provide the defendants with certain medical, exposure and other data for each plaintiff. Plaintiffs’ counsel has indicated that he may add up to 1,200 new plaintiffs to the case. Koppers has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Stickney.    The Illinois Environmental Protection Agency (the “IEPA”), has requested that Koppers conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers that it made such request as a result of a reported release of oil-like material from the Company’s property into an adjacent river canal. Koppers has agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. Koppers has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Additionally, the United States Environmental Protection Agency, (the “EPA”), has issued a notice of violation to the Stickney plant alleging certain violations of the Clean Air Act relating to fugitive emissions. The Company settled this matter with the EPA for $80,000, which was paid in April 2006.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Other Environmental Matters

In October 1996, the Company received a Clean Water Act information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. The EPA alleged that the Company violated various provisions of the Clean Water Act. The Company subsequently agreed, among other things, to a $2.9 million settlement, payable in three annual installments which had been paid in full by April 2005.

Additionally, during an investigation the Company initiated at its Woodward Coke facility prior to its closure in January 1998, it was discovered that certain environmental records and reports related to the discharge of treated process water contained incomplete and inaccurate information. Corrected reports were submitted to the State of Alabama and the EPA, which resulted in a complaint against the Company by the EPA alleging certain civil and criminal violations of applicable environmental laws. The Company subsequently entered into a plea agreement and a related compliance agreement addressing this matter, which together provide, among other things, for the payment of a $2.1 million fine to the government and $0.9 million in restitution payable to the Black Warrior-Cahaba Rivers Land Trust in three equal annual installments beginning in December 2002; the payments were completed in January 2005. The Company’s plea was entered in August 2002 and the sentencing occurred in December 2002. At the sentencing, the court, among other things, approved the terms of the plea agreement previously negotiated between the Company and the EPA. A failure on the Company’s part to comply with the terms of the compliance agreement, plea agreement and probation could lead to significant additional costs and sanctions, including the potential for suspension or debarment from governmental contracts.

In August 2005, Koppers received a Clean Water Act information request from Region 4 of the EPA. Region 4 encompasses six of the Company’s facilities. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. The Company is cooperating with the EPA and is developing certain information for the EPA’s review. Koppers has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

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

Australian Environmental Matters.    Contamination has been detected at certain of the Company’s Australasian facilities. These sites include, among others, the tar distillation facility in Mayfield, NSW, Australia and certain property adjacent to such facility and the wood protection chemicals facility in Trentham, Victoria, Australia. Total reserves include $1.5 million for estimated remediation and waste disposal costs at the Australasian sites.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Environmental Reserves Rollforward

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(in millions)	(in millions)
Beginning balance	$3.8	$4.7
Expense (income)	0.3	—
Cash expenditures including penalties	(0.4)	(0.6)
Foreign exchange	(0.1)	—

Ending balance	$3.6	$4.1

Expense for 2006 was for estimated waste disposal costs at two facilities in Australia.

(10)	Comprehensive Income

	Three Months Ended March 31,
	2006	2005
	(In millions)
Net income (loss)	$(4.5)	$2.5
Other comprehensive income (loss):
Unrealized currency translation (loss)	(0.6)	(2.2)

Total comprehensive (loss)	$(5.1)	$0.3

(11)	Product Warranty Liability

The Company accrues for product warranty reserves based on historical loss experience and sales of extended warranties on certain products. The following table provides the activity in these reserves:

	Three Months Ended March 31,
	2006	2005
	(In millions)
Warranty liability beginning of period	$8.1	$6.2
Deferred revenue for sales of extended warranties	0.3	0.2
Revenue earned	(0.3)	—

Warranty liability end of period	$8.1	$6.4

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(12)	Pension Expense

The following table provides the components of net periodic benefit cost for the three months ended March 31, 2006 and 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In millions)		(In millions)
Components of net periodic benefit cost:
Service cost	$1.5	$1.3	$0.1	$0.1
Interest cost	2.5	2.9	0.2	0.2
Expected return on plan assets	(2.6)	(2.9)	—	—
Amortization of prior service cost	0.1	0.1	(0.1)	—
Amortization of loss	0.6	0.7	0.1	—
Amortization of transition amounts	(0.1)	(0.3)	—	—

Net periodic benefit cost	$2.0	$1.8	$0.3	$0.3

(13)	Financial Information for Subsidiary Guarantors

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

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2006

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$158.7	$32.9	$3.0	$77.3	$(7.3)	$264.6
Operating expenses:
Cost of sales including depreciation and amortization	142.9	23.6	0.1	67.8	(4.9)	229.5
Selling, general and administrative	12.0	2.4	—	4.8	—	19.2

Total operating expenses	154.9	26.0	0.1	72.6	(4.9)	248.7

Operating profit	3.8	6.9	2.9	4.7	(2.4)	15.9
Other income (expense)	10.6	—	3.4	0.7	(14.6)	0.1

Income before interest expense, income taxes and minority interest	14.4	6.9	6.3	5.4	(17.0)	16.0
Interest expense (income)	24.2	0.8	—	0.9	(2.5)	23.4
Income taxes	(5.3)	1.2	0.1	0.9	—	(3.1)
Minority interest	—	—	—	0.2	—	0.2

Net income (loss)	$(4.5)	$4.9	$6.2	$3.4	$(14.5)	$(4.5)

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

March 31, 2006

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$4.7	$—	$20.6	$—	$25.3
Accounts receivable, net	122.6	16.9	289.8	82.8	(387.5)	124.6
Inventories	66.1	25.9	—	32.5	(0.1)	124.4
Deferred tax benefit	19.9	—	(1.5)	—	—	18.4
Other	1.4	2.6	—	3.4	—	7.4

Total current assets	210.0	50.1	288.3	139.3	(387.6)	300.1
Equity investments	317.7	13.6	24.2	—	(352.5)	3.0
Fixed assets, net	82.5	18.7	—	48.7	—	149.9
Goodwill	12.0	12.7	—	10.9	—	35.6
Deferred tax benefit	45.9	0.3	(14.3)	2.2	—	34.1
Other assets	16.4	0.5	—	4.9	—	21.8

Total assets	$684.5	$95.9	$298.2	$206.0	$(740.1)	$544.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$305.9	$46.8	$4.4	$110.1	$(387.6)	$79.6
Accrued liabilities	33.8	9.6	0.1	20.9	—	64.4
Revolver and term loans	4.0	—	—	0.8	—	4.8

Total current liabilities	343.7	56.4	4.5	131.8	(387.6)	148.8
Long-term debt	273.8	—	—	11.1	—	284.9
Other long-term liabilities	45.6	—	—	31.6	—	77.2

Total liabilities	663.1	56.4	4.5	174.5	(387.6)	510.9
Minority interest	—	—	—	12.2	—	12.2
Stockholders’ equity (deficit)	21.4	39.5	293.7	19.3	(352.5)	21.4

Total liabilities and stockholders’ equity	$684.5	$95.9	$298.2	$206.0	$(740.1)	$544.5

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$(15.1)	$3.5	$—	$1.9	$—	$(9.7)
Cash provided by (used in) investing activities:
Capital expenditures	(2.1)	(0.5)	—	(2.0)	—	(4.6)

Net cash (used in) investing activities	(2.1)	(0.5)	—	(2.0)	—	(4.6)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	5.5	—	—	(0.2)	—	5.3
Net borrowings (repayments) of term debt	9.5	—	—	(2.9)	—	6.6
Repayment of Senior Secured Notes due 2013	(101.7)	—	—	—	—	(101.7)
Dividends paid	(7.0)	—	—	—	—	(7.0)
Payment of deferred financing costs	(0.2)	(0.2)	—	—	—	(0.4)
Capital from parent	111.3	—	—	—	—	111.3

Net cash provided by (used in) financing activities	17.4	(0.2)	—	(3.1)	—	14.1
Effect of exchange rates on cash	(0.2)	(0.2)	—	0.6	—	0.2

Net increase (decrease) in cash and cash equivalents	—	2.6	—	(2.6)	—	—
Cash and cash equivalents at beginning of year	—	2.1	—	23.2	—	25.3

Cash and cash equivalents at end of year	$—	$4.7	$—	$20.6	$—	$25.3

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2005

(In millions)

	Parent	Australian Guarantor Subsidiaries	Other Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$1.2	$(0.6)	$1.2	$1.9	$—	$3.7
Cash provided by (used in) investing activities:			—
Capital expenditures	(2.1)	(0.3)	—	(1.3)	—	(3.7)
Other	0.1	0.1	—	—	—	0.2

Net cash (used in) investing activities	(2.0)	(0.2)	—	(1.3)	—	(3.5)
Cash (used in) financing activities:
Net (repayments) of revolving credit	(0.9)	—	—	(0.3)	—	(1.2)
Net (repayments) of long-term debt	—	—	(1.2)	—	—	(1.2)

Net cash (used in) financing activities	(0.9)	—	(1.2)	(0.3)	—	(2.4)
Effect of exchange rates on cash	0.9	—	—	(1.4)	—	(0.5)

Net (decrease) in cash and cash equivalents	(0.8)	(0.8)	—	(1.1)	—	(2.7)
Cash and cash equivalents at beginning of year	0.8	1.7	—	12.3	—	14.8

Cash and cash equivalents at end of year	$—	$0.9	$—	$11.2	$—	$12.1

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(14)	Segment Information

The following table sets forth certain sales and operating data, net of all inter-segment transactions, for the Company’s businesses for the periods indicated. Intersegment revenues for the three months ended March 31, 2006 and 2005 were $10.3 million and $8.7 million, respectively.

	Three Months Ended March 31,
	2006	2005
Net sales:
Carbon Materials & Chemicals	$155.2	$144.9
Railroad & Utility Products	109.4	87.1

Total	$264.6	$232.0
Percentage of net sales:
Carbon Materials & Chemicals	58.6%	62.5%
Railroad & Utility Products	41.4%	37.5%

Total	100.0%	100.0%
Gross margin (after depreciation and amortization):
Carbon Materials & Chemicals	14.8%	15.1%
Railroad & Utility Products	11.0%	9.2%

Total	13.3%	13.0%
Operating profit:
Carbon Materials & Chemicals	$10.7	$11.0
Railroad & Utility Products	5.2	3.6
All Other	—	0.2

Total	$15.9	$14.8

(15)	Subsequent Event

As indicated in Note 5, on April 28, 2006 Koppers purchased certain assets of the coal tar business of Reilly Industries, Inc. for an initial purchase price of $40 million. On the same day, the Company amended its existing credit agreement to, among other things, provide for a $40 million term loan to facilitate the asset purchase and increase the revolving credit facility to $125 million from $115 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Selected Financial Data and our Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Koppers’ actual results may differ materially from those anticipated in these forward-looking statements due to many factors, including but not limited to those under the headings “Risk Factors” and “Forward-Looking Information.”

Koppers is a leading integrated global provider of carbon compounds and commercial wood treatment products. The Company’s products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. Koppers serves its customers through a comprehensive global manufacturing and distribution network, which includes manufacturing facilities located in North America, Australasia, China, Europe and South Africa.

The Company operates two principal businesses, Carbon Materials & Chemicals and Railroad & Utility Products. Through the Company’s Carbon Materials & Chemicals business (60% of 2005 net sales), Koppers believes it is the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. The Company processes coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through its Railroad & Utility Products business (40% of 2005 net sales), Koppers is the largest North American supplier of railroad crossties. The Company’s other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

Trend Overview.    The Company’s businesses and results of operations are impacted by various competitive and other factors including (i) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which could be negatively impacted by the relative increase in the value of coal tar as a fuel source as a result of higher fuel prices; (ii) competitive conditions in global carbon pitch markets, particularly the United States and European carbon pitch markets; and (iii) low margins in the utility pole business.

Raw materials pricing has escalated over the past several years, including the Company’s primary feedstocks, coal tar, coal and lumber. Many of the Company’s sales contracts include provisions which allow for price increases based on increases in the price of raw materials, which has allowed Koppers to generally maintain profit margins in its core businesses. The Company believes that the global restructuring of the Carbon Materials & Chemicals business has stabilized with respect to the North American and European markets, and that future expansion of the aluminum (and carbon pitch) markets will be primarily in Asian and Middle Eastern countries. Koppers expects to expand into these markets to the extent that the economics justify such expansion. Utility pole markets are expected to continue to remain competitive with resulting low margins; the Company will continue to review under-performing assets and rationalize capacity as necessary to remain competitive in this market and to reduce market share if warranted. Net sales over the past several years have been significantly impacted by favorable exchange rates; in the event this trend reverses, net sales could decline significantly if volumes do not increase.

Impact of Reilly Acquisition.    The Company anticipates additional revenues of $70-$80 million on an annualized basis as the result of the purchase of certain assets of the coal tar business of

Reilly Industries, Inc. on April 28, 2006. As the increased production is integrated into existing facilities savings are expected to be realized on capacity utilization. Integration will begin in the second quarter and should be completed by the end of 2006.

Results of Operations

Comparison of Results of Operations for the Quarters Ended March 31, 2006 and 2005.

Net Sales.    Net sales for the three months ended March 31, 2006 were higher than 2005 due to higher sales for both Carbon Materials & Chemicals and Railroad & Utility Products. Net sales for Carbon Materials & Chemicals increased due to pricing increases for carbon pitch, carbon black feedstock, and naphthalene of $4.4 million, or 10%, $3.9 million, or 72%, and $0.8 million, or 11%, respectively. Additionally, sales increased due to volume and pricing increases for phthalic anhydride of $1.1 million, or 5%, and $0.8 million, or 4%, respectively. The price increases for carbon pitch, naphthalene and phthalic anhydride were due primarily to higher raw material costs. The price increase for carbon black feedstock was due primarily to higher oil prices. Sales from the Lambson’s acquisition amounted to $4.0 million for the quarter. These increases were partially offset by lower naphthalene volumes of $2.6 million, or 30%, along with the impact of foreign exchange rates, which decreased sales by $5.3 million. Naphthalene volumes were lower due primarily to a temporary shutdown at the Company’s plant in China as a result of a fire. Net sales for Railroad & Utility Products increased compared to the prior year due primarily to increases in volumes and prices for crossties of $11.6 million, or 37%, and $1.8 million, or 5%, respectively. Volumes increased as a result of increased maintenance programs by the railroads; the impact of this was increased as the result of the Company’s largest competitor exiting the wood treating business several years ago. Prices increased primarily as a result of higher raw material costs. Additionally, prices for distribution poles increased $2.2 million, or 18%, as a result of targeting higher margin business. The increased volumes for railroad crossties were due primarily to unusually mild weather conditions which allowed for the procurement of an unusually high volume of untreated crossties. Management does not believe this is a trend for the full year, and expects that the increased volumes from the first quarter will result in volume reductions in future quarters given that railroad customers have not indicated their annual requirements will be higher than previously communicated.

Gross Margin after Depreciation and Amortization.    Gross profit after depreciation and amortization increased to $35.3 million from $30.2 million in the prior year quarter. As a percent of net sales, gross profit after depreciation and amortization increased in total as higher margins for Railroad & Utility Products more than offset a decline in margins for Carbon Materials & Chemicals. Gross profit after depreciation and amortization for Carbon Materials & Chemicals increased to $22.9 million from $21.9 million in the prior year quarter. Gross margin for Carbon Materials & Chemicals decreased as lower volumes for naphthalene due to the plant fire in China, along with higher raw material prices for carbon black in Australia which were not recovered in selling prices (due to the timing of formula-based pricing which allows for the pass-through of raw materials costs on a delayed basis), were partially offset by higher margins for carbon pitch in Europe due to higher contract pricing in Denmark, and higher margins for phthalic anhydride due to higher volumes and pricing as noted above. Gross profit after depreciation and amortization for Railroad & Utility Products increased to $12.4 million from $8.0 million in the prior year quarter. Gross margin for Railroad & Utility Products increased due primarily to the increase in volumes for railroad crossties and the increase in prices for distribution poles noted above.

Depreciation and Amortization.    Depreciation and amortization for the first quarter of 2006 decreased compared to the prior year quarter as lower depreciation as a result of the closure and impairment of Montgomery and Superior, respectively, along with lower depreciation due to lower rates for foreign currencies relative to the dollar, more than offset an increase in depreciation and amortization from the Lambson acquisition.

Selling, General and Administrative Expense.    Selling, general and administrative expense as a percent of net sales increased due to the buyout of the Saratoga advisory services contract for $3.0 million in the first quarter of 2006.

Interest expense.    Interest expense increased due primarily to a call premium of $10.1 million that the Company paid to redeem $101.7 million of the Senior Secured Notes, $1.1 million of bond consent fees, and write-offs of $3.2 million of deferred financing costs in the first quarter of 2006 as a result of the completion of Koppers Holdings’ initial public offering and the related use of the proceeds to redeem a portion of the Senior Secured Notes.

Income Taxes.    The Company’s effective income tax rate for the quarter ended March 31, 2006 was higher than the prior year quarter due primarily to the effect of the composition of earnings among U.S. and foreign operations. The unfavorable effects of a reduction in the tax benefits in the Company’s operations in China and the costs related to the Company’s initial public offering more than offset the favorable effect of higher earnings of U.S. operations relative to higher-taxed foreign earnings.

Net Income.    Net income for 2006 compared to the same period last year decreased as $17.4 million of pre-tax overhead and interest costs related to the Company’s redemption of $101.7 million of the Senior Secured Notes as a result of the Koppers Holdings Inc. proceeds from its initial public offering more than offset higher profits from improved pricing for carbon pitch in Denmark, increases in volumes and pricing for phthalic anhydride, an increase in volumes for railroad crossties, and improved pricing for distribution poles as noted above.

Carbon Materials & Chemicals Geographic Review

	Three Months Ended March 31,
	2006	2005
Net sales (in millions):
North America	$72.6	$69.1
Australasia including China	42.3	43.4
Europe	40.3	32.4

Total	$155.2	$144.9

Sales as percentage of total net sales:
North America	46.8%	47.7%
Australasia including China	27.2%	30.0%
Europe	26.0%	22.3%

Total	100.0%	100.0%

Operating margin:
North America	4.8%	5.9%
Australasia including China	9.9%	13.4%
Europe	7.5%	3.4%

Total	6.9%	7.6%

Comparison of Results of Operations for the Quarters Ended March 31, 2006 and 2005.

Net Sales.    North American sales increased by 5% due primarily to price increases (driven in part by higher raw material costs) of $1.9 million for carbon pitch and phthalic anhydride. Australasian sales decreased by 3% due primarily to an unfavorable exchange rate impact of $2.0 million and $2.2 million for volume decreases for carbon pitch, naphthalene and carbon black feedstock, which were partially offset by price increases of $3.1 million for carbon pitch, carbon black and carbon black feedstock. The volume decreases were primarily the result of the plant fire in China which resulted in the suspension of operations for approximately three weeks, while the price increases for carbon pitch and carbon black were due primarily to higher raw material costs. European sales increased by 24% due primarily to $4.0 million of sales from the Lambson acquisition, volume increases of $2.0 million for carbon pitch, and price increases of $6.1 million for carbon pitch, carbon black feedstock and naphthalene, which were partially offset by $3.3 million of unfavorable exchange rate impact.

Operating Margin.    North American operating margin decreased due primarily to $1.5 million of allocated costs for the buyout of the Saratoga advisory services contract in the first quarter of 2006, which more than offset higher margins from phthalic anhydride. Operating margin for Australasia decreased due to the fire in China and the inability to pass through higher raw material costs for the carbon black and chemicals businesses. Additionally, the carbon black operation experienced a maintenance shutdown during the first quarter of 2006. Operating margin for Europe was higher than the prior year due primarily to higher contract carbon pitch prices in Denmark.

Liquidity and Capital Resources

Initial Public Offering

The Company’s parent, Koppers Holdings, completed an initial public offering on February 6, 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share. Koppers Holdings received approximately $111.4 million of net proceeds (after $10.4 million of expenses) from the issuance and sale of 8,700,000 of its common shares, which proceeds were used to redeem $101.7 million principal amount of the Senior Secured Notes on March 9, 2006, and pay a related a call premium of $10.1 million. The Company wrote off $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend of $7.0 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

On November 18, 2004, Koppers Holdings issued and sold $203.0 million aggregate principal amount at maturity ($125.5 million gross proceeds) of 9 7/8% Senior Discount Notes due 2014, or the Senior Discount Notes. Koppers Holdings has no direct operations and no significant assets other than the stock of the Company. No cash interest is required to be paid prior to November 15, 2009. The accreted value of each Senior Discount Note will increase from the date of issuance until November 15, 2009, at a rate of 9 7/8% per annum compounded semiannually such that on November 19, 2009 the accreted value will equal $203 million, the principal amount due at maturity. Subsequent to November 19, 2009 cash interest on the Senior Discount Notes will accrue and be payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2010. The Senior Discount Notes are effectively subordinated to Koppers Holdings’ existing and future secured indebtedness, and are structurally subordinated to all of the existing and future indebtedness and other liabilities and preferred equity of its subsidiaries. The Senior Discount Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.

The Company is a party to an amended and restated credit agreement dated August 2005, which was amended in connection with Koppers Holdings’ initial public offering in February 2006 and again in April 2006 in connection with the asset purchase from Reilly Industries, Inc. The credit agreement, as amended, provides for a revolving credit facility of up to $125 million and term loans of $60.0 million. The senior secured credit facility expires in December 2009, and the loans are secured by a first priority lien against substantially all of the Company’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivable and inventory as well as the attainment of certain financial ratios and covenants.

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers to pay dividends include the following financial ratios:

•	The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at March 31, 2006 was 1.30 to 1.0.

•	The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods specified below:

Fiscal Quarters Ended	Ratio
August 15, 2005 through March 31, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

•	The total leverage ratio at March 31, 2006 was 2.81 to 1.0.

On October 15, 2003 the Company issued $320.0 million aggregate principal amount of 9 7/8% Senior Secured Notes due 2013. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes are guaranteed, jointly and severally, on a senior secured basis by some of our current and future subsidiaries.

The Senior Secured Notes include customary covenants that restrict, among other things, the ability of the Company and the subsidiary guarantors to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates.

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

As a result of the provisions in the indenture and security documents relating to subsidiary securities, holders of the Senior Secured Notes may at any time in the future lose a portion of their security interest in the securities of any of the Company’s other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As stated above, Applicable Value is defined as the greatest of book value, par value and market value of a subsidiary’s securities. Currently, all of the capital stock of all of the Company’s domestic subsidiaries other than

World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., and Koppers Australia Pty Ltd., and all of the Company’s subsidiaries other than 35% of the voting capital stock of Koppers Europe ApS constitute collateral for the Senior Secured Notes.

The Company has based its determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of March 31, 2006 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of the Company’s subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted the Company’s calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of March 31, 2006:

Subsidiary	Applicable Value as of March 31, 2006	Net Fair Value as of March 31, 2006	Net Book Value as of March 31, 2006
	(in millions)
World-Wide Ventures Corp.(1)	$102.0	$102.0	$18.4
Koppers Australia Holding Company Pty Ltd.(2)	77.0	77.0	24.3
Koppers Australia Pty Ltd.	77.0	77.0	24.3
Koppers Redemption, Inc.	—	—	—
Koppers Delaware, Inc.	41.6	41.6	41.5
Koppers Assurance, Inc.	(21.9)	(21.9)	(35.7)
Koppers Concrete Products, Inc.	0.1	(0.1)	0.1
Concrete Partners, Inc.	4.2	(2.9)	4.2
Koppers Europe ApS	26.5	26.5	(3.3)

(1)	The assets of World-Wide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

Based upon the foregoing, the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., and Koppers Australia Pty Ltd. exceeded the Collateral Threshold of $43.7 million as of March 31, 2006. Further, the Company believes that, based upon the significant differences between the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., and Koppers Australia Pty Ltd., and the Collateral Threshold as of March 31, 2006 (there have been no significant changes in the operations of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., and Koppers Australia Pty Ltd. since that date), the Company has determined that the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., and Koppers Australia Pty Ltd. currently exceed the Collateral Threshold. As a result, the pledge of capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., and Koppers Australia Pty Ltd. is automatically reduced to the extent that the Applicable Value exceeds the Collateral Threshold.

The Applicable Value of the capital stock of the Company’s other subsidiaries did not exceed the Collateral Threshold as of March 31, 2006. Further, as there have been no significant changes in the operations of each of these subsidiaries since March 31, 2006, the Company has determined that the Applicable Value of the capital stock of each of these subsidiaries currently remains below the Collateral Threshold.

In respect of Koppers Concrete Products, Inc. and Concrete Partners, Inc., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Redemption, Inc., Koppers Delaware, Inc., Koppers Assurance, Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. The Company has calculated the estimated market value of its subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended March 31, 2006, and multiplying this EBITDA by a multiple used by the Company’s parent, Koppers Holdings, for the initial public offering price in February 2006, based on the fact that the value of Koppers Holdings Inc. shares were based upon the performance of its wholly owned subsidiary, Koppers Inc. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of its subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of the Company’s subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of March 31, 2006 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., and Koppers Australia Pty Ltd., would have to decrease in order for the capital stock of each of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., and Koppers Australia Pty Ltd., which is currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(in millions)
World-Wide Ventures Corp.	$(58.4)
Koppers Australia Holding Company Pty Ltd.	(33.4)
Koppers Australia Pty Ltd.	(33.4)
Koppers Redemption, Inc.	43.7
Koppers Delaware, Inc.	2.1
Koppers Assurance, Inc.	65.5
Koppers Concrete Products, Inc.	43.6
Concrete Partners, Inc.	39.4
Koppers Europe ApS	17.1

Koppers Holdings depends on the dividends from the earnings of the Company and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Senior Discount Notes. The terms of the Company’s senior secured credit facility as well as the terms of the indenture governing the Senior Secured Notes significantly restrict the Company from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50% of consolidated net income, among other things. Cash equity contributions from the sale of stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility. Under the indenture relating to the Senior Secured Notes the Company must have an EBITDA (as defined in the indenture governing the Senior Secured Notes) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict the Company’s ability to pay dividends. As of March 31, 2006, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $107.9 million. Immediately following the closing of Koppers Holdings’ initial public offering, based on the equity contribution to us to reduce the outstanding amount of the Senior Secured Notes, the then available basket was increased by $101.7 million.

The Company’s liquidity needs are primarily for estimated contractual obligations for 2006 which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance and acquisitions. The Company believes that its cash flow from operations and available borrowings under the senior secured credit facility will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, the Company would be required to raise additional funds.

As of March 31, 2006 the Company had $25.3 million of cash and cash equivalents and $59.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2006, $18.5 million of commitments were utilized by outstanding standby letters of credit ($3.9 million of which relates to Australia and does not reduce revolver availability). In addition, as of March 31, 2006, the Company had outstanding term loans of $19.0 million under the credit facility.

On February 13, 2006 the Company paid a dividend of $7.0 million to Koppers Holdings. The payment of the dividend was contingent upon the consummation of the Koppers Holdings initial public offering.

In April 2006 the Company’s board of directors declared and paid a dividend to Koppers Holdings in an amount equivalent to $0.10 per common share of Koppers Holdings common stock.

On May 3, 2006 the Company declared a dividend payable to Koppers Holdings in an amount equivalent to $0.17 per common share of Koppers Holdings common stock to be paid on or about June 1, 2006.

Net cash provided by operating activities for the quarter ended March 31, 2006 decreased compared to the prior year due primarily to the payment of a call premium of $10.1 million for the redemption of $101.7 million of the Senior Secured Notes, $1.1 million of bond consent fees, and $3.0 million for the buyout of the Saratoga advisory services agreement. Additionally, the increase in working capital in the first quarter of 2006 was $6.6 million higher than in the comparable period in 2005.

Net cash used in investing activities for the quarter ended March 31, 2006 increased primarily as a result of the carbon black facility expansion in Australia and capital expenditures related to the Lambson’s acquisition in the United Kingdom. Planned expansion at the Company’s carbon black facility in Australia is expected to result in capital expenditures of $8 to 10 million in 2006. Additionally capital expenditures may be incurred in the future due to growth opportunities in existing markets in China. Capital expenditures in 2006 are expected to total approximately $34.5 million, including the carbon black facility but excluding acquisitions.

Net cash provided by financing activities for the quarter ended March 31, 2006 was related to a capital contribution from Koppers Holdings $111.4 million, used for the redemption of $101.7 million of the Senior Secured Notes due 2013 and the payment of a related call premium of $10.1 million. Additionally, borrowings of $10.0 million from the increase in the Company’s term loan under it senior secured credit facility in February 2006 and $5.3 million of revolver borrowings were used to provide for a $7.0 million dividend, $1.1 million of bond consent fees, and $3.0 million for the buyout of the Saratoga advisory services contract. Net cash used in financing activities in the quarter ended March 31, 2005 related to the payment of $1.2 million of revolving credit and $1.2 million of term loan repayments.

Legal Matters

The information set forth in Note 8 to the Condensed Consolidated Financial Statements of Koppers Holdings Inc. is hereby incorporated by reference.

Other Financial Matters

Plant Closures/Dispositions

On April 19, 2006 the Company announced the ceasing of operations at its wood treating facility in Superior, Wisconsin. The closure of the plant, which reported revenues of approximately $9.3 million in 2005, is expected to result in reduced costs and increased operating efficiencies for the Company since the majority of the sales and production will be absorbed by two of the Company’s existing wood treating facilities. The closure is expected to result in severance charges of approximately $0.4 million in the second quarter related to the termination of approximately 23 employees; the Company incurred an asset impairment charge of $0.6 million related to this facility in the fourth quarter of 2005.

Acquisitions

In the second quarter of 2005, the Company purchased the specialty chemical business and certain related assets of Lambson’s. The purchased assets consist primarily of certain assets related to production (excluding land), customer contracts and a non-compete agreement. The purchase price was approximately $10.6 million plus contingent consideration based on earnings of the business over the next two years. The initial purchase price allocation resulted in approximately $6.3 million of property, plant and equipment and $4.9 million of amortizable intangible assets. The purchase was financed by bank loans of $6.4 million and seller financing of $4.5 million.

Operating results for the business acquired from Lambson’s are included in the statement of operations from the acquisition date forward. Net sales and net (loss) for the three months ended March 31, 2006 amounted to $4.0 million and ($0.3) million respectively.

Subsequent Event

On April 28, 2006 Koppers purchased certain assets of the coal tar business of Reilly Industries, Inc. for an initial purchase price of $40 million. On the same day, the Company amended its existing credit agreement to, among other things, provide for a $40 million term loan to facilitate the asset purchase and increase the revolving credit facility to $125 million from $115 million.

Interest Rate Swap.    In January 2004 the Company entered into an interest rate swap agreement for $50 million of the Senior Secured Notes in order to protect a portion of the debt against changes in fair value due to changes in the benchmark interest rate. The agreement is designed to receive fixed 9.875% and pay floating six-month LIBOR rates plus a spread of 5.395% with semiannual settlements through October 2013. Changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the Senior Secured Notes. The impact on the quarter ended March 31, 2006 was to increase interest expense by approximately $17,000. The fair value of the swap agreement at March 31, 2006 was a liability of approximately $3.3 million.

Recently Issued Accounting Guidance

The information set forth in Note 6 to the Condensed Consolidated Financial Statements of Koppers Inc. is hereby incorporated by reference.

Environmental and Other Matters

The information set forth in Note 9 to the Condensed Consolidated Financial Statements of Koppers Inc. is hereby incorporated by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2006 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8 to the Condensed Consolidated Financial Statements of Koppers Inc. is hereby incorporated by reference.

ITEM 1A.	RISK FACTORS

The Company may not be able to successfully integrate the coal tar assets from Reilly Industries, Inc. and may not realize the synergies the Company anticipates.

On April 28, 2006 Koppers purchased certain assets of the coal tar business of Reilly Industries, Inc. for an initial purchase price of $40 million. The Company anticipates the acquisition will result in additional revenues of $70-$80 million on an annualized basis. As the increased production is integrated into existing facilities savings are expected to be realized on capacity utilization. The success of this acquisition will depend largely on the Company’s ability to consolidate and integrate these assets into its business and to address successfully any regulatory or contractual issues that may arise from the Company’s acquisition of these assets. The integration may require substantial time and attention from our management. If the integration takes longer or is more complex or expensive than anticipated, if the Company cannot operate the combined coal tar business as effectively as anticipated, or if the Company fails to successfully address any related regulatory or contractual issues, the Company’s operating performance and profitability could be materially adversely affected or the Company may not realize the full expected benefit from the acquisition.

Litigation against the Company could be costly and time consuming to defend, and due to the nature of the Company’s business and products, it may be liable for damages arising out of the Company’s acts or omissions.

The Company produces hazardous chemicals that require appropriate procedures and care to be used in handling them or using them to manufacture other products. As a result of the hazardous nature of some of the products the Company uses and produces, the Company may face product liability claims relating to incidents involving the handling, storage and use of and exposure to its products. For example:

Grenada

All Cases

Koppers, together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in state court in Mississippi (see State Court Cases below) and in federal court in Mississippi (see Federal Court Cases below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers in defending previous toxic tort cases, Koppers does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. Other than for cases in which a verdict has been rendered (see Federal Court Cases below), Koppers has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not result in substantial cost to the Company.

Federal Court Cases

Beck Case—The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 cases that were re-filed seek compensatory damages from the defendants of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for alleged trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of the 12 plaintiffs whose claims were not dismissed are still pending. The 12 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. The court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately. The first of these trials commenced on April 17, 2006 and the jury returned a verdict of $169,000 against the Company for compensatory damages. Koppers has recorded a provision for the amount of the verdict in the first quarter of 2006. The issue of punitive damages is expected to be considered by the middle of May 2006. The Company expects to file post-trial motions and, if necessary, will appeal any judgment entered against it to the United States Court of Appeals for the Fifth Circuit. The remaining 11 trials are scheduled to commence at the rate of approximately one trial per calendar quarter beginning upon the conclusion of the first trial, but such cases may be stayed pending an appeal by the Company of any judgment entered in the first case.

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

State Court Cases

In the state court cases, which currently include a total of approximately 235 plaintiffs, each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The state court cases which were not originally filed in Grenada County are in the process of being transferred to Grenada County pursuant to an order of the Mississippi Supreme Court granting the defendants’ motions for a change of venue and severance. Discovery in the state court cases not originally filed in Grenada County is currently stayed. After such cases have been transferred to Grenada County, the stay of discovery in such cases is expected to be lifted. With respect to the state court case that was originally filed on behalf of 95 plaintiffs in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder and set a period of time for the plaintiffs to re-file individual complaints or have their complaints dismissed. These plaintiffs (together with a small number of new plaintiffs) have filed their individual complaints in Grenada County. These plaintiffs are included in the total of approximately 235 plaintiffs shown above.

Product Liability Cases.    The Company, along with other defendants, is currently a defendant in lawsuits filed in Pennsylvania and Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by defendants. The first of these cases was filed in April 2000 and the most recent was filed in April 2006. A number of plaintiffs in one of the cases have withdrawn their claims against the Company and one of the cases (involving a single plaintiff) has been dismissed voluntarily. There are a total of 24 cases filed in state court in Pennsylvania and two cases filed in state court in Texas. There are approximately 52 plaintiffs in these cases. The complaints applicable to 33 of the plaintiffs allege that plaintiffs are entitled to recover compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaints applicable to 16 of the plaintiffs allege that plaintiffs are entitled to recover compensatory damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The complaint filed by one of the plaintiffs seeks damages not to exceed $10 million. One of the lawsuits involving two plaintiffs does not contain any damage allegations. The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. The cases are in the early stages of discovery. Koppers has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 13, 2006, at the Company’s Annual Meeting of Shareholders, the following individuals were unanimously approved to renew their terms as directors of the Company: Robert Cizik, Chairman; Walter W. Turner; Clayton A. Sweeney; David M. Hillenbrand; and Christian L. Oberbeck. Additionally, at the same meeting Ernst & Young were retained as independent auditors of Koppers for fiscal year 2006.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Koppers Inc. (Registrant)

Date: May 11, 2006	By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie,
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)