Form 10-Q
period 2007-03-31
KOPPERS INC
filed 2007-05-03
CIK 916075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of March 31, 2007, the registrant did not have a class of voting shares held by non-affiliates.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Koppers Inc.

Consolidated Statement of Operations

(Dollars in millions)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Net sales	$321.1	$264.6
Cost of sales (excluding items below)	267.7	221.7
Depreciation and amortization	8.3	7.8
Selling, general and administrative expenses	16.7	19.2

Total operating expenses	292.7	248.7

Operating profit	28.4	15.9
Other income	0.1	0.1

Income before interest expense, income taxes and minority interest	28.5	16.0
Interest expense	7.9	23.4

Income (loss) before income taxes and minority interest	20.6	(7.4)
Income taxes	6.4	(3.1)
Minority interest	1.0	0.2

Net income (loss)	$13.2	$(4.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Inc.

Condensed Consolidated Balance Sheet

(Dollars in millions, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$17.1	$24.4
Accounts receivable, net	158.2	142.1
Inventories, net	170.8	156.4
Deferred tax benefit	15.1	15.1
Other current assets	11.4	11.4

Total current assets	372.6	349.4
Equity in non-consolidated investments	2.2	2.7
Property, plant and equipment, net	157.5	159.3
Goodwill	63.0	62.6
Deferred tax benefit	34.6	35.6
Other assets	25.5	25.8

Total assets	$655.4	$635.4

Liabilities
Accounts payable	$101.8	$100.5
Payable to Parent	3.5	3.6
Accrued liabilities	72.2	63.6
Short-term debt and current portion of long-term debt	19.3	19.6

Total current liabilities	196.8	187.3
Long-term debt	301.0	302.4
Other long-term liabilities	86.0	86.0

Total liabilities	583.8	575.7
Commitments and contingencies (Note 18)
Minority interest	13.0	12.2
Stockholder’s Equity
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; one share issued and authorized	—	—
Additional paid-in capital	123.5	123.5
Receivable from Director for purchase of Common Stock	(0.6)	(0.6)
Retained deficit	(60.2)	(68.9)
Accumulated other comprehensive loss	(4.1)	(6.5)

Total stockholder’s equity	58.6	47.5

Total liabilities and stockholder’s equity	$655.4	$635.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Inc.

Condensed Consolidated Statement of Cash Flows

(Dollars in millions)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash provided by (used in) operating activities	$3.8	$(9.7)
Cash provided by (used in) investing activities:
Capital expenditures	(4.8)	(4.6)
Net cash proceeds from divestitures and asset sales	0.2	—

Net cash used in investing activities	(4.6)	(4.6)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	81.0	54.0
Repayments of revolving credit	(79.8)	(48.7)
Borrowings of long-term debt	—	10.0
Repayments of long-term debt	(3.3)	(105.1)
Dividends paid	(3.9)	(7.0)
Payment of deferred financing costs	—	(0.4)
Capital contributions by Parent	—	111.3

Net cash provided by (used in) financing activities	(6.0)	14.1
Effect of exchange rate changes on cash	(0.5)	0.2

Net decrease in cash and cash equivalents	(7.3)	—
Cash and cash equivalents at beginning of year	24.4	25.3

Cash and cash equivalents at end of period	$17.1	$25.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc.’s and its subsidiaries’ (“Koppers” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2006 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2006.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2006.

2.	New Accounting Guidance

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. The Company is currently evaluating if it will apply the voluntary fair value option to any of its financial assets and financial liabilities.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that will result from the adoption of SFAS 157.

3.	Accounting Changes

In October 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires a company to recognize in its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status. The accounting standard also requires that the postretirement projected benefit obligation measurement date be December 31 for all plans. The Company adopted the funded status recognition provisions of SFAS 158 effective December 31, 2006 and recorded a charge to accumulated other comprehensive income of $7.0 million, net of tax. The Company adopted the measurement date provisions of SFAS 158 effective January 1, 2007 for its one pension plan with a measurement date other than December 31. The impact of the adoption of the measurement date provisions resulted in an increase to opening retained deficit of $0.1 million.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN 48 effective January 1, 2007 and no impact to opening retained deficit occurred as a result of adoption.

In June 2006, the FASB’s Emerging Issues Task Force (the “EITF”) issued EITF 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF 06-2 requires accrual of sabbatical leave or other similar compensated absences over the requisite service period of the employee. The Company adopted EITF 06-2 effective January 1, 2007 and recorded an increase to opening retained deficit of $0.1 million.

4.	Initial Public Offering of Parent Company

Koppers Inc. is a wholly-owned subsidiary of Koppers Holdings Inc. (“Koppers Holdings”). Koppers Holdings completed an initial public offering (“IPO”) in February 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share, and the conversion of 2,288,481 shares of preferred stock into 9,107,926 shares of common stock of Koppers Holdings. Of such converted shares, 2,800,000 were sold by Koppers Holdings’ shareholders in connection with the IPO and the related over-allotment option. Koppers Holdings received approximately $111.1 million of net proceeds (after $10.7 million of expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of the Senior Secured Notes due 2013 (the “Senior Secured Notes”) and pay a related call premium of $10.1 million. The Company expensed $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend to Koppers Holdings (declared in February 2006) of $8.2 million, the consent fees and the Saratoga termination fee was financed through borrowings under the revolving credit agreement.

5.	Dividends

On May 2, 2007, the Company’s board of directors declared a quarterly dividend payable to Koppers Holdings in an amount equivalent to 17 cents per common share of Koppers Holdings common stock. The dividend is payable to Koppers Holdings on or about July 2, 2007.

6.	Business Combination

On April 28, 2006 the Company acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, rail car leases, pitch melting assets and a non-compete agreement. The Company has integrated the additional tar distillation production at its existing facilities in the U.S. Net sales related to the acquired Reilly assets totaled $55.8 million from the date of acquisition to December 31, 2006.

The aggregate purchase price was $45.1 million which was primarily funded by a $40.0 million term loan with an existing bank group, and cash. The aggregate purchase price includes $0.2 million of

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

transaction costs. The following table is a summary of the allocated purchase price to estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Independent appraisals were obtained to determine the fair value of the identifiable intangible assets subject to amortization.

	Allocated Purchase Price
	(Dollars in millions)
Acquired assets:
Inventory		$12.0
Property, plant and equipment		4.3
Identifiable intangible assets subject to amortization:
Customer contracts (10-year useful life)	6.9
Non-compete agreement (3-year useful life)	0.2	7.1

Goodwill		25.0

Total assets acquired		48.4

Acquired liabilities:
Asset retirement obligations		3.3

Net assets acquired		$45.1

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

7.	Comprehensive Income

Total comprehensive income for the three months ended March 31, 2007 and 2006 is summarized in the table below:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Net income (loss)	$13.2	$(4.5)
Other comprehensive income (loss):
Change in currency translation adjustment	2.2	(0.6)
Change in unrecognized pension transition asset, net of tax of $0.0	(0.1)	—
Change in unrecognized pension net loss, net of tax of $(0.2)	0.3	—

Total comprehensive income (loss)	$15.6	$(5.1)

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

8.	Accounts Receivable

Accounts receivable, net, as of March 31, 2007 and December 31, 2006 is summarized in the table below:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Accounts receivable	$158.6	$142.4
Less allowance for doubtful accounts	0.4	0.3

Net	$158.2	$142.1

9.	Stock-based Compensation

In December 2005, the Koppers Holdings’ board of directors and shareholders adopted the 2005 Long-Term Incentive Plan (the “LTIP”). The LTIP provides for the grant to eligible persons of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance awards, dividend equivalents and other stock-based awards of Koppers Holdings, which we refer to collectively as the awards. Employees of Koppers Inc. participate in the LTIP. Prior to March 31, 2007, Koppers Holdings’ common stock totaling 6,000 shares had been granted in 2006 to non-employees under the LTIP.

On March 22, 2007, Koppers Holdings’ board of directors granted 33,877 restricted stock units and 69,800 performance stock units to certain employee participants (collectively, the “stock units”) of Koppers Inc. Upon vesting, the participants will receive shares of Koppers Holdings’ common stock. The restricted stock units will vest ratably in March 2008, 2009 and 2010, assuming continued employment by the participant (for certain participants who currently have restricted stock units from a prior grant, vesting will occur at the end of a three-year service period). The performance stock units will vest upon the attainment of the applicable performance objective at the end of a three-year measurement period ending on December 31, 2009. The applicable performance objective is based upon a three-year cumulative value creation calculation commencing January 1, 2007. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

Dividends declared on the Koppers Holdings’ common stock during the restriction period of the stock units are credited at equivalent value as additional stock units and become payable as additional Koppers Holdings’ common shares upon vesting. In the event of termination of employment, other than retirement, death or disability, any nonvested stock units are forfeited, including additional stock units credited from dividends. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the stock units over the service period will result. There are special vesting provisions for the stock units related to a change in control.

In accordance with accounting standards, compensation expense for nonvested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock units is the market price of the underlying Koppers Holdings’ common stock on the date of grant.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table shows a summary of the performance stock units as of March 31, 2007 (dollars in millions except share amounts):

Performance Period	Fair Value	Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
2007-2009	$1.8	$1.8	—	69,800	104,700

The following table shows a summary of the status and activity of nonvested stock awards for the three months ended March 31, 2007:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2007	322,372	—	322,372	$3.30
Granted	33,877	69,800	103,677	$25.49

Nonvested March 31, 2007	356,249	69,800	426,049	$8.68

Also on March 22, 2007, the Koppers Holdings’ board of directors authorized the issuance of stock options to certain executive officers on the third business day following Koppers Holdings’ public release of its earnings for the three months ended March 31, 2007 (the “grant date”). Upon exercise, the participants will receive shares of Koppers Holdings’ common stock. The number of stock options to be issued to each participant will be calculated using a formula based upon, among other things, the closing market price of the Koppers Holdings’ common stock on the grant date. The exercise price of the stock options will also be determined on the grant date. The stock options will vest on the third anniversary of the grant date and will have a term of 10 years. In the event of termination of employment, all unvested stock options shall terminate and cease to be outstanding, except to the extent specifically authorized by the plan administrator. There are special vesting provisions for the stock options related to a change in control.

Assuming a closing market price of $25.00 per share of Koppers Holdings’ common stock on the grant date, approximately 71,800 stock options will be issued by the Koppers Holdings on the grant date. If the market price of Koppers Holdings’ common stock is higher than $25.00 per share on the grant date, fewer stock options will be issued and conversely, if the market price of Koppers Holdings’ common stock is lower than $25.00 per share on the grant date, additional stock options will be issued. The fair value of the stock option award will be determined on the grant date and compensation expense related to the stock options will be recognized over the three-year service period beginning with the grant date.

10.	Segment Information

The Company’s two reportable operating segments are Carbon Materials & Chemicals and Railroad & Utility Products. The Company’s reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes. The business units have been aggregated into two reportable segments since management believes the long-term financial performance of these business units is affected by similar economic conditions.

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote and other wood treatment chemicals, carbon black, carbon black

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

feedstock and furnace coke. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride (“PAA”) is used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making. Creosote and wood treatment chemicals are used in the protection of timber products against insects, fungal decay and weathering. Carbon black (and carbon black feedstock) is used in the production of rubber tires. Furnace coke is used in the production of steel.

The Company’s Railroad & Utility Products segment provides various products and services to railroads, including crossties (both wood and concrete), track panels and switch pre-assemblies and disposal services. The segment also supplies treated wood poles to electric and telephone utilities and provides products to, and performs various wood treating services for, construction and other commercial applications.

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating profit or loss from operations. Operating profit does not include equity in earnings of affiliates, other income, interest expense or income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment transactions are eliminated in consolidation.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$199.7	$155.2
Railroad & Utility Products	121.4	109.4

Total	$321.1	$264.6

Intersegment revenues:
Carbon Materials & Chemicals	$16.6	$10.3
Railroad & Utility Products	—	—

Total	$16.6	$10.3

Depreciation and amortization expense:
Carbon Materials & Chemicals	$6.4	$5.8
Railroad & Utility Products	1.8	1.9
Corporate	0.1	0.1

Total	$8.3	$7.8

Operating profit:
Carbon Materials & Chemicals	$15.7	$10.7
Railroad & Utility Products	12.7	5.2

Total	$28.4	$15.9

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$450.9	$428.7
Railroad & Utility Products	152.5	150.3
All Other	52.0	56.4

Total	$655.4	$635.4

Goodwill:
Carbon Materials & Chemicals	$61.0	60.6
Railroad & Utility Products	2.0	2.0

Total	$63.0	$62.6

11.	Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income is 31.1 percent and 41.9 percent for the three months ended March 31, 2007 and 2006, respectively, There are no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the first three months of 2007 differs from the U.S. federal statutory rate of 35.0 percent due to the recognition of non-conventional fuel tax credits (-6.3 percent) offset by taxes on foreign earnings (+2.2 percent). With respect to the first three months of 2006, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+5.7 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the first quarter, the actual tax provision recognized for 2007 could be materially different from the forecasted annual tax provision as of the end of the first quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company did not recognize a material change in the liability for unrecognized tax benefits. As of the date of adoption, the total amount of unrecognized

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.7 million. The amount of gross unrecognized tax benefits as of the date of adoption was $2.3 million.

The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of January, 1, 2007, the Company had accrued approximately $0.4 million for interest and penalties.

12.	Inventories

Net inventories as of March 31, 2007 and December 31, 2006 are summarized in the table below:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Raw materials	$99.4	$89.4
Work in process	7.2	6.3
Finished goods	89.3	84.6

	195.9	180.3
Less revaluation to LIFO	25.1	23.9

Net	$170.8	$156.4

13.	Property, Plant and Equipment

Property, plant and equipment as of March 31, 2007 and December 31, 2006 are summarized in the table below:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Land	$6.7	$6.7
Buildings	23.2	22.6
Machinery and equipment	526.4	518.2

	556.3	547.5
Less accumulated depreciation	398.8	388.2

Net	$157.5	$159.3

14.	Pensions and Postretirement Benefit Plans

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the board of directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for two domestic non-qualified defined benefit pension plans for certain key executives.

On November 2, 2006, the Company’s board of directors approved a freeze of the Company’s U.S. qualified and corresponding non-qualified defined benefit pension plans for salaried employees. Effective December 31, 2006, salaried employees no longer accrue additional years of service or

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

recognize future increases in compensation under the existing defined benefit pension plans for benefit purposes. In addition, the Company has recently negotiated “soft” freezes with respect to a number of hourly defined benefit pension plans. Such negotiated agreements preclude new employees from entering the defined benefit pension plans.

In lieu of the reduction in benefits under the qualified defined benefit plan for salaried employees, the Company provides, based on age and years of service, a uniform employer contribution of at least three percent and up to a maximum of nine percent of compensation to the salaried employee’s defined contribution plan. The Company also matches contributions by salaried employees at an amount equal to 50 percent of the first six percent of compensation contributed by the salaried employee.

With respect to hourly employees who are not eligible to participate in an hourly defined benefit pension plan, the Company provides a uniform employer contribution of three percent of compensation to the hourly employee’s defined contribution plan. The Company also matches contributions by hourly employees at an amount equal to 100 percent of the first one percent and 50 percent on the next two percent of compensation contributed by the hourly employee.

Substantially all U.S. employees are eligible to participate in a 401(k) savings plan in which they may invest one percent or more of eligible compensation, subject to certain limits set by the Internal Revenue Service. The plan provides for matching contributions by the Company of varying amounts including a uniform employer contribution described above for salaried and certain hourly employees. The Company’s expense related to its defined contribution plans amounted to $0.9 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. The Company also provides retiree medical insurance coverage and a life insurance benefit to most U.S. employees.

The following table provides the components of net periodic benefit cost for the pension plans for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Service cost	$0.9	$1.5
Interest cost	2.8	2.5
Expected return on plan assets	(3.2)	(2.6)
Amortization of prior service cost	0.1	0.1
Amortization of net loss	0.4	0.6
Amortization of transition asset	(0.1)	(0.1)

Net periodic benefit cost	$0.9	$2.0

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table provides the components of net periodic benefit cost for the other postretirement benefits for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(Dollars in millions)
Components of net periodic benefit cost:
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of prior service cost	(0.1)	(0.1)
Amortization of actuarial losses	—	0.1

Net periodic benefit cost	$0.2	$0.3

15.	Debt

Debt at March 31, 2007 and December 31, 2006 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2007	December 31, 2006
	(Dollars in millions)
Senior Secured Revolving Credit Facility	7.04%	2009	$46.0	$44.5
Other revolving credit facilities	7.70%	2007	6.2	6.1
Senior Secured Term Loans	7.07%	2009	49.0	52.0
Other term loans	7.93%	2010	2.9	3.5
Senior Secured Notes	9 7/8%	2013	216.2	215.9

Total			320.3	322.0
Less short term debt and current maturities of long-term debt			19.3	19.6

Long-term debt			$301.0	$302.4

Senior Secured Revolving Credit Facility & Term Loans

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $49.0 million at variable rates. The loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of March 31, 2007, the Company had $59.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2007, $20.4 million of commitments were utilized by outstanding letters of credit. In addition, as of March 31, 2007, the Company had outstanding term loans of $49.0 million under the credit facility.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Senior Secured Notes

The 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) are guaranteed, jointly and severally, on a senior secured basis by some of the Company’s current and future subsidiaries. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers Inc. and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers Inc. and its subsidiary guarantors that secure Koppers Inc.’s obligations under its senior secured credit facilities. On or after October 15, 2008, the Company is entitled to redeem all or a portion of the Senior Secured Notes at a redemption price of 104.938 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value.

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other long-term liabilities and the Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At March 31, 2007 and December 31, 2006, the impact of the interest rate swap decreased the carrying value of the Senior Secured Notes by $2.1 million and $2.4 million, respectively.

The indentures governing the Senior Secured Notes include customary covenants that restrict, among other things, the ability of Koppers Inc. and its subsidiaries to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets of Koppers Inc. or its subsidiaries or enter into various transactions with affiliates.

16.	Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$20.0	$22.3
Accretion expense	0.5	1.7
Revision in estimated cash flows	2.1	0.3
Expenses incurred	(0.9)	(7.6)
Acquisition	—	3.3

Balance at end of period	$21.7	$20.0

For the three months ended March 31, 2007, the Company recorded a charge of $2.0 million with respect to revised plant closure and dismantlement costs.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

17.	Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$8.4	$8.1
Deferred revenue for sales of extended warranties	0.2	1.5
Revenue earned	(0.2)	(1.2)

Balance at end of period	$8.4	$8.4

18.	Contingent Liabilities and Commitments

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Litigation.    In January 2007, Timtech Chemicals Limited (“Timtech”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, Koppers Arch Investments Pty. Limited, Koppers Australia Pty Limited and a number of other corporate and individual defendants. The Statement of Claim alleges various causes of action against the defendants including claims related to breaches of the New Zealand Commerce Act of 1986. Timtech is seeking damages against all defendants in the amount of $3.3 million plus exemplary damages and pre-judgment interest in an unspecified amount. Koppers Arch Wood Protection (NZ) Limited is a majority-owned subsidiary of Koppers Arch Investments Pty Limited, which is an Australian joint venture owned 51 percent by World-Wide Ventures Corporation (an indirect subsidiary of the Company) and 49 percent by Hickson Nederland BV, an affiliate of Arch Chemicals, Inc. Koppers Arch Wood Protection (NZ) Limited manufactures and markets wood preservative products throughout New Zealand.

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

Product Liability Cases.    Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in Pennsylvania, Indiana, Tennessee and Texas in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. The first of these cases was filed in April 2000 and the most recent was filed in March 2007. There are a total of 35 cases filed in state court in Pennsylvania, one case each filed in state courts in Indiana and Tennessee, and two cases filed in state court in Texas. There are currently 79 plaintiffs in these

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

cases who are making claims against the Company. The complaints applicable to 63 of the plaintiffs allege that they are entitled to recover compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000) with two of these plaintiffs seeking damages in an amount not to exceed $10.0 million and three additional plaintiffs seeking damages in excess of $7.5 million. The complaints applicable to 16 of the plaintiffs allege that plaintiffs are entitled to recover compensatory damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. Discovery is proceeding in these cases. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Koppers Inc. is currently defending 12 cases involving 63 plaintiffs who allege exposure to benzene, benzene containing products and other products, including oils and solvents sold by Koppers Inc. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville Cases.    In June 2005, Koppers Inc. was served with a putative class action complaint in federal court in Austin, Texas against it and other defendants including the Burlington Northern Santa Fe Railway Company (the “BNSF”), Monsanto Company, Dow Chemical Company and Vulcan Materials Company. Plaintiffs claimed that several classes of past and present property owners and residents in the Somerville, Texas area totaling 602 individuals suffered unspecified property damage and risk of personal injury as a result of exposure to various chemicals used at the Somerville, Texas wood treatment plant that is currently owned by Koppers Inc. In November 2006, these cases were voluntarily dismissed by the plaintiffs. However, it is possible that these cases will be re-filed by the plaintiffs in the same or a different jurisdiction.

In September 2006 and October 2006, Koppers Inc. was served with two other cases involving similar allegations relating to the Somerville, Texas plant. These cases were filed in state court in Burleson County, Texas and the BNSF has also been named as a defendant in both cases. The September 2006 case was most recently amended in March 2007 and identifies 42 plaintiffs (six of whom have claims only against the BNSF). The filed action seeks compensation for personal injury, property devaluation, nuisance, medical monitoring and emotional distress. The October 2006 case was amended in May 2007 and identifies a total of ten plaintiffs. All of the plaintiffs seek to recover special, exemplary and actual damages. Discovery is proceeding in both cases.

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

The first of these trials commenced on April 17, 2006, and the jury returned a verdict of 20 percent of $845,000 against Koppers Inc. for compensatory damages and no liability for punitive damages. Subsequent to the verdict, the court reduced the compensatory damages judgment by $60,000 to $785,000. The Company accrued its portion of the verdict in the first quarter of 2006. Koppers Inc. has appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit. Koppers Inc. filed its brief with the Court of Appeals in February 2007. The Court of Appeals has not scheduled oral argument or reached a decision on the appeal. The remaining 11 trials have been stayed pending the appeal by Koppers Inc. of the judgment entered in the first case.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Grenada—State Court Cases.    The state court cases currently include approximately 210 plaintiffs. The attorney for the plaintiffs filed a motion to withdraw as counsel for approximately 48 plaintiffs but subsequently withdrew such motion. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that all pending state court cases filed in counties other than Grenada County be severed and transferred to Grenada County before they may be pursued. Plaintiffs’ counsel has commenced the process to transfer ten such cases to Grenada County, but has not commenced the process to transfer the remaining cases. The defendants filed a motion to dismiss these ten cases, but the court has not yet ruled on this motion. Until the transfer of the cases is completed, discovery in the cases will remain stayed. Discovery is proceeding with respect to approximately 54 of the 210 state court plaintiffs.

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

Legal Reserves Rollforward.    The following table reflects changes in the accrued liability for legal proceedings:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$1.2	$3.1
Expense	0.2	0.8
Cash expenditures	(0.2)	(2.6)
Currency translation	—	(0.1)

Balance at end at end of period	$1.2	$1.2

Cash expenditures in 2007 relate to certain payments made in connection with the NZCC matter. Expense for 2006 consists primarily of the amount of the verdict rendered against Koppers Inc. in May 2006 related to the Grenada litigation and other costs related to the NZCC matter. Cash expenditures for 2006 consisted of the Company’s penalty related to the NZCC matter.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Environmental and Other Liabilities Retained or Assumed by Others.    The Company has agreements with former owners of certain of its operating locations under which the former owners retained, assumed and/or agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC on December 4, 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites currently owned and operated by the Company in the United States are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), substantially all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Domestic Environmental Matters.    Koppers Inc. was named as a potentially responsible party (a “PRP”) at a CERCLA Superfund site in Calvert City, Kentucky in November 2006 and has subsequently joined the PRP group. The Company’s cost sharing responsibility as a member of the PRP group is less than two percent and is subject to adjustment. Due to the preliminary stage of the PRP group’s involvement in the site and the assessment of the contamination remediation effort, the Company has not provided a reserve for this matter because at this time it cannot reasonably estimate the amount of loss.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

In August 2005, Koppers Inc. received a CWA information request from Region 4 of the EPA. Region 4 encompasses six of the Company’s facilities, of which four are currently operating. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. The Company is cooperating with the EPA and is developing certain information for the EPA’s review. In December 2006, the Company received information from Region 4 regarding alleged violations by the Company. The EPA has demanded approximately $0.6 million to settle the CWA consent termination described above and the alleged Region 4 violations. The Company has provided a reserve of $0.4 million which represents the Company’s best estimate of the cost to settle these matters.

In August 2005, the Pennsylvania Department of Environment Protection (the “PADEP”) proposed a fine of $1.3 million related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. The Company has proposed to undertake certain engineering and capital improvements at a cost of approximately $1.5 million to address this matter. In December 2006, the Company reached a preliminary settlement of the fine with PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Environmental Reserves Rollforward.    The following table reflects changes in the accrued liability for environmental matters:

	March 31, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$5.6	$3.8
Expense	0.3	3.7
Reversal of reserves	—	(0.5)
Cash expenditures	(0.3)	(1.8)
Currency translation	—	0.4

Balance at end at end of period	$5.6	$5.6

Expense for 2007 consisted primarily of an accrual for soil remediation at a site in Australia. Expense for 2006 consisted primarily of accruals of $1.2 million for soil and groundwater remediation at the Company’s former wood products facility in Hume, Australia, $0.6 million for estimated settlement costs related to the Company’s Clairton facility, $0.4 million for CWA assessments, $0.4 million for waste material disposal at certain Koppers Arch facilities in Australia and New Zealand and $0.4 million for soil disposal costs at the Company’s facility in Port Clarence, UK. Reversals of reserves for 2006 included $0.4 million for estimated settlement costs related to the Company’s Clairton facility.

19.	Financial Information for Subsidiary Guarantors

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(Dollars in millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$191.8	$40.2	$3.8	$96.1	$(10.8)	$321.1
Operating expenses:
Cost of sales including depreciation and amortization	170.4	32.8	—	83.7	(10.9)	276.0
Selling, general and administrative	8.1	3.4	—	5.2	—	16.7

Total operating expenses	178.5	36.2	—	88.9	(10.9)	292.7

Operating profit	13.3	4.0	3.8	7.2	0.1	28.4
Other income (expense)	13.0	—	2.3	0.4	(15.6)	0.1

Income before interest expense, income taxes and minority interest	26.3	4.0	6.1	7.6	(15.5)	28.5
Interest expense (income)	9.0	1.1	0.1	0.3	(2.6)	7.9
Income taxes	4.1	1.1	0.1	1.1	—	6.4
Minority interest	—	—	—	1.0	—	1.0

Net income	$13.2	$1.8	$5.9	$5.2	$(12.9)	$13.2

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

(Dollars in millions)

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

March 31, 2007

(Dollars in millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$(0.1)	$—	$17.2	$—	$17.1
Accounts receivable, net	140.0	22.8	326.3	91.9	(422.8)	158.2
Inventories	91.8	33.6	—	45.8	(0.4)	170.8
Deferred income tax benefits	16.6	—	(1.5)	—	—	15.1
Other current assets	1.4	2.8	—	7.1	0.1	11.4

Total current assets	249.8	59.1	324.8	162.0	(423.1)	372.6
Equity investments	356.4	15.3	23.4	—	(392.9)	2.2
Property, plant and equipment, net	82.2	29.4	—	45.9	—	157.5
Goodwill	36.9	16.7	—	9.4	—	63.0
Deferred income tax benefits	57.0	0.2	(25.9)	3.3	—	34.6
Other noncurrent assets	19.6	0.5	(0.1)	5.5	—	25.5

Total assets	$801.9	$121.2	$322.2	$226.1	$(816.0)	$655.4

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$349.5	$63.6	$4.3	$110.6	$(422.7)	$105.3
Accrued liabilities	31.4	12.3	0.2	28.3	—	72.2
Short-term debt and current portion of long-term debt	12.0	—	—	7.3	—	19.3

Total current liabilities	392.9	75.9	4.5	146.2	(422.7)	196.8
Long-term debt	299.2	—	—	1.8	—	301.0
Other long-term liabilities	51.2	0.2	(0.1)	34.6	0.1	86.0

Total liabilities	743.3	76.1	4.4	182.6	(422.6)	583.8
Minority interest	—	—	—	13.0	—	13.0
Stockholder’s equity	58.6	45.1	317.8	30.5	(393.4)	58.6

Total liabilities and stockholder’s equity	$801.9	$121.2	$322.2	$226.1	$(816.0)	$655.4

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2006

(Dollars in millions)

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(Dollars in millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by (used in) operating activities	$6.7	$(3.8)	$—	$0.9	$—	$3.8
Cash provided by (used in) investing activities:
Capital expenditures	(1.4)	(2.8)	—	(0.6)	—	(4.8)
Net cash proceeds from divestitures and asset sales	—	—	—	0.2	—	0.2

Net cash (used in) investing activities	(1.4)	(2.8)	—	(0.4)	—	(4.6)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	1.5	—	—	(0.3)	—	1.2
Net borrowings (repayments) of long-term debt	(3.0)	—	—	(0.3)	—	(3.3)
Dividends paid	(3.9)	—	—	—	—	(3.9)

Net cash provided by (used in) financing activities	(5.4)	—	—	(0.6)	—	(6.0)
Effect of exchange rates on cash	0.1	(0.1)	—	(0.5)	—	(0.5)

Net increase (decrease) in cash and cash equivalents	—	(6.7)	—	(0.6)	—	(7.3)
Cash and cash equivalents at beginning of year	—	6.6	—	17.8	—	24.4

Cash and cash equivalents at end of year	$—	$(0.1)	$—	$17.2	$—	$17.1

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(Dollars in millions)

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

Certain sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements concerning trends or events potentially affecting the businesses of Koppers. These statements typically contain words such as “believes”, “anticipates”, “expects”, “estimates”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely”, or other similar words indicating that future outcomes are uncertain. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, although not necessarily all factors, which would cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting our business, see Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

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

The Company operates two principal businesses, Carbon Materials & Chemicals (“CM&C”) and Railroad & Utility Products (“R&UP”). Through the Company’s Carbon Materials & Chemicals business, Koppers believes it is the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. The Company processes coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through its Railroad & Utility Products business, Koppers is the largest North American supplier of railroad crossties. The Company’s other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

OUTLOOK

Seasonality and Effects of Weather on Operations

The Company’s quarterly operating results fluctuate due to a variety of factors that are outside its control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have been halted for short periods of time during the winter months. Moreover, demand for some of the Company’s products declines during periods of inclement weather. As a result of the foregoing, the Company anticipates that it may experience material fluctuations in quarterly operating results. Historically, the Company’s operating results can be significantly lower in the fourth and first calendar quarters as compared to the second and third calendar quarters. The Company expects this seasonality trend to continue in future periods.

RESULTS OF OPERATIONS

Consolidated Results

Net sales for the three months ended March 31, 2007 and 2006 are summarized by segment in the following table:

	Three Months Ended March 31,		Net Change
	2007	2006
	(Dollars in millions)
Carbon Materials & Chemicals	$199.7	$155.2	+29%
Railroad & Utility Products	121.4	109.4	+11%

	$321.1	$264.6	+21%

CM&C net sales increased by $44.5 million or 29 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+5%	+8%	+2%	+15%
Distillates(b)	-1%	+4%	+1%	+4%
Coal Tar Chemicals(c)	+3%	—%	+1%	+4%
Other(d)	+3%	+1%	+2%	+6%

Total CM&C	+10%	+13%	+6%	+29%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, furnace coke, wood treatment chemicals, benzole, freight and other products.

Carbon materials’ prices increased in the U.S., Europe and Australasia as customer prices were renegotiated in response to substantially higher raw material costs. The increase in carbon materials sales volume is due primarily to the acquisition of certain carbon pitch and refined tar supply contracts from Reilly Industries Inc. (“Reilly acquisition”) in April 2006. These acquired contracts resulted in a total sales volume increase in the quarter ended March 31, 2007 of 12 percent partially offset by carbon materials sales volume decreases from non-Reilly contracts totaling four percent in the U.S. and Europe.

Overall, distillate pricing was flat in the quarter ended March 31, 2007 as price decreases in carbon black feedstock prices in Europe and Australia which is consistent with lower oil prices were partially offset by increases in creosote prices in the U.S. The increase in distillate sales volume is due primarily to creosote contracts acquired from Reilly totaling two percent and higher volume from Australasian and European carbon black feedstock sales totaling two percent.

For coal tar chemicals, increases in worldwide naphthalene prices resulted in a sales increase of two percent. Volume increases from naphthalene of two percent were offset by decreases in volume from phthalic anhydride sales. With respect to other products, furnace coke realized higher pricing totaling two percent as compared to the prior year quarter.

R&UP net sales increased by $12.0 million or 11 percent due to the following changes in volume and pricing:

	Price	Volume	Net Change
Railroad Crossties(a)	+2%	+4%	+6%
TSO Crossties(b)	+1%	+2%	+3%
Distribution Poles	+2%	-2%	—%
Other(c)	—%	+2%	+2%

Total R&UP	+5%	+6%	+11%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, freight and other treated and untreated lumber products.

Sales volume increases of treated railroad crossties totaled seven percent in the quarter ended March 31, 2007 and are due to increased sales to short-line railroads and increased railroad maintenance as a result of favorable weather in the first two months of the year. This increase was partially reduced by decreases in untreated railroad crosstie volumes of three percent. Higher raw material costs contributed to the pricing increases realized in railroad crossties and distribution poles.

Cost of sales as a percentage of net sales was 83 percent for the quarter ended March 31, 2007 as compared to 84 percent for the quarter ended March 31, 2006. Overall, cost of sales increased by $46.0 million when compared to the prior year period due primarily to higher raw material costs and foreign exchange.

Depreciation and amortization for the quarter ended March 31, 2007 was $0.5 million higher when compared to the prior year period due to the amortization of tangible and intangible assets acquired in the Reilly acquisition.

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $2.5 million lower when compared to the prior year period primarily due to a one-time expense totaling $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract in the quarter ended March 31, 2006.

Interest expense for the quarter ended March 31, 2007 was $15.5 million lower when compared to the prior year period primarily due to costs incurred in the quarter ended March 31, 2006 related to the Company’s initial public offering. The proceeds from the offering were used to redeem $101.7 million of the Senior Secured Notes which resulted in expenses totaling $14.4 million for call premiums, bond consent fees and the write-off of deferred financing costs.

Income taxes for the quarter ended March 31, 2007 were $9.5 million higher when compared to the prior year period primarily due to the increase in pretax income of $28.0 million and a decrease in the effective income tax rate. The Company’s effective income tax rate for the quarter ended March 31, 2007 was 31.1 percent as compared to the prior year period of 41.9 percent. The decrease in the effective tax rate is due to the recognition of non-conventional fuel tax credits in 2007 as well as the favorable impact from the mix of estimated earnings between the U.S. and Australia.

Segment Results

Segment operating profit for the three months ended March 31, 2007 and 2006 are summarized by segment in the following table:

	Three Months Ended March 31,		% Change
	2007	2006
	(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$15.7	$10.7	+45%
Railroad & Utility Products	12.7	5.2	+144%

	$28.4	$15.9	+78%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	7.9%	7.0%	+0.9%
Railroad & Utility Products	10.5%	4.8%	+5.7%

	8.8%	6.0%	+2.8%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended March 31, 2007 and 2006 is summarized in the following table:

	Three months ended March 31,
	2007	2006	% Change
	(Dollars in millions)
Net sales:
North America	$96.2	$72.6	+33%
Australasia including China	52.6	42.3	+24%
Europe	50.9	40.3	+26%

	$199.7	$155.2	+29%

Operating profit:
North America	$7.7	$3.5	+114%
Australasia including China	5.6	4.2	+33%
Europe	2.4	3.0	-20%

	$15.7	$10.7	+45%

North American CM&C sales increased by $23.6 million due primarily to carbon materials and distillate sales of $23.0 million from contracts assumed in the Reilly acquisition. Operating profit as a percentage of net sales increased to 8 percent from 5 percent between periods reflecting an increase in pricing for carbon materials, furnace coke and phthalic anhydride due primarily to higher raw material costs.

Australasian CM&C sales increased by $10.3 million due primarily to higher prices for carbon pitch, naphthalene and carbon black totaling $3.9 million and higher volumes for carbon pitch, naphthalene and carbon black feedstock totaling $4.3 million. Operating profit as a percentage of net sales increased to 11 percent from 9 percent between periods due to higher carbon pitch prices.

European CM&C sales increased by $10.6 million due primarily to higher prices for naphthalene and carbon pitch totaling $4.4 million. In addition, higher volumes of naphthalene and benzole totaling $2.6 million contributed to increased sales. Operating profit as a percentage of net sales decreased to 5 percent from 7 percent as a result of higher costs of raw materials.

Railroad & Utility Products operating profit for the quarter ended March 31, 2007 increased by $7.5 million as compared to the prior period. Operating profit as a percentage of net sales increased to 10 percent from 5 percent between periods due to higher prices for treated railroad crossties, crosstie treatment services and distribution poles in addition to the mix impact of higher volumes of treated railroad crossties and crosstie treatment services. Operating profit was also negatively impacted for the quarter ended March 31, 2006 by R&UP’s share of the Saratoga advisory services contract buyout expense of $1.5 million.

CASH FLOW

Net cash provided by operating activities was $3.8 million for the quarter ended March 31, 2007 as compared to net cash used by operating activities of $9.7 million for the quarter ended March 31, 2006. The cash flow for the prior period included payments associated with the initial public offering totaling $14.2 million for call premiums on the Senior Secured Notes, bond consent fees and the buyout of the Saratoga advisory services contract. Excluding these amounts, net cash flow from operating activities decreased by $0.7 million for the quarter ended March 31, 2007.

Net cash used by investing activities was $4.6 million for the quarters ended March 31, 2007 and 2006. Capital expenditures in 2007 are expected to total approximately $32.5 million, including expenditures for the Company’s 30 percent interest in the new coal tar distillation joint venture in China but excluding acquisitions.

Net cash used by financing activities was $6.0 million for the quarter ended March 31, 2007 as compared to net cash provided by financing activities of $14.1 million for the quarter ended March 31, 2006. The cash flow for the prior period included the capital contribution of $111.3 million from Koppers Holdings as a result of Koppers Holdings initial public offering. The capital contribution was used for the redemption of the Senior Secured Notes of $101.7 million. Additionally, term loan borrowings of $10.0 million under Koppers Inc.’s senior secured credit facility and $5.3 million of revolver borrowings were used to provide for the payment of other amounts related to Koppers Holdings’ initial public offering in addition to working capital needs. Net borrowings totaled $2.1 million in the quarter ended March 31, 2007 and were for working capital needs.

Dividends paid were $3.9 million in the quarter ended March 31, 2007 as compared to dividends paid of $7.0 million for the quarter ended March 31, 2006. Dividends paid in the prior period relate to a special dividend declared prior to the Company’s initial public offering.

On May 2, 2007, the Company’s board of directors declared a quarterly dividend payable to Koppers Holdings in an amount equivalent to 17 cents per common share of Koppers Holdings common stock. The dividend is payable to Koppers Holdings on or about July 2, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Restrictions on Dividends to Koppers Holdings

Koppers Holdings, the parent company of Koppers Inc., depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the Koppers Holdings’ 9 7/8% Senior Discount Notes due 2014 (the “Senior Discount Notes”). The terms of Koppers Inc.’s senior secured credit facility as well as the terms of the indenture governing the 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50 percent of consolidated net income, among other things. Cash equity contributions from the sale of Koppers Holdings’ common stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility.

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15.0 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends As of March 31, 2007, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $117.9 million.

Liquidity

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $49.0 million at variable rates. The senior secured credit facility expires in December 2009. Amounts outstanding under the senior secured credit agreement are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The revolving credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of March 31, 2007, the Company had $59.6 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2007, $20.4 million of commitments were utilized by outstanding letters of credit. In addition, as of March 31, 2007, the Company had outstanding term loans of $49.0 million under the credit facility.

The following table summarizes Koppers estimated liquidity as of March 31, 2007 (Dollars in millions):

Cash and cash equivalents	$17.1
Amount available under senior secured credit facility	59.6
Amount available under other credit facilities	1.0

Total estimated liquidity	$77.7

The Company’s estimated liquidity was $85.6 million at December 31, 2006. The decrease in estimated liquidity from that date is primarily due to a reduction in cash and cash equivalents.

The Company’s needs for cash in the next twelve months relate primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance, mandatory pension plan funding and potential acquisitions. The Company believes that its cash flow from operations and available borrowings under the senior secured credit facility will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund our expenditures and service our indebtedness, the Company would be required to raise additional funds.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at March 31, 2007 was 2.16 to 1.0.

•

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods as specified in the table below. The total leverage ratio at March 31, 2007 was 2.47 to 1.0:

Fiscal Quarters Ended	Ratio
August 15, 2005 through March 31, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

The Company is currently in compliance with all covenants in the credit agreement governing the senior secured revolving credit facility.

At March 31, 2007, Koppers Inc. had $218.3 million outstanding of Senior Secured Notes (excluding adjustment for related interest rate swap). The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indentures governing the Senior Secured Notes.

Subsidiary Pledges

The terms of the Senior Secured Notes provide that the collateral securing the Senior Secured Notes will never include the securities of any subsidiary to the extent the par value, book value as carried by us or the market value of the securities (the “Applicable Value”) is equal to or greater than 20 percent of the aggregate principal amount of the Senior Secured Notes outstanding (the “Collateral Threshold”). Rule 3-16 of Regulation S-X under the Securities Act of 1933 requires the presentation of a subsidiary’s stand-alone, audited financial statements if the subsidiary’s capital stock secures an issuer’s notes and the par value, book value or market value of the securities equals or exceeds the Collateral Threshold. The indenture governing the Senior Secured Notes and the security documents provide that the collateral will never include the capital stock of any subsidiary to the extent the Applicable Value of the securities is equal to or greater than the Collateral Threshold. As a result, Koppers will not be required to present separate financial statements of any of its subsidiaries under Rule 3-16.

As a result of the provisions in the indenture and security documents relating to subsidiary securities, holders of the Senior Secured Notes may at any time in the future lose a portion of their security interest in the securities of any of our other subsidiaries if the Applicable Value of that stock were to become equal to or greater than the Collateral Threshold. As stated above, Applicable Value is defined as the greatest of book value, par value and market value of a subsidiary’s securities. Currently, all of the capital stock of all of our domestic subsidiaries other than World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., and all of our subsidiaries other than 35 percent of the voting capital stock of Koppers Europe ApS constitute collateral for the Senior Secured Notes.

We have based our determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of March 31, 2007 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of our subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of March 31, 2007:

Subsidiary	Applicable Value as of March 31, 2007	Net Fair Value as of March 31, 2007	Net Book Value as of March 31, 2007
	(Dollars in millions)
World-Wide Ventures Corp.(1)	$97.9	$97.9	$34.4
Koppers Australia Holding Company Pty Ltd.(2)	67.6	67.6	39.8
Koppers Australia Pty Ltd.	67.6	67.6	39.8
Koppers Redemption, Inc.	—	—	—
Koppers Delaware, Inc.	64.2	64.2	51.3
Koppers Assurance, Inc.	(18.8)	(18.8)	(37.8)
Koppers Concrete Products, Inc.	0.1	(0.1)	0.1
Concrete Partners, Inc.	4.8	(2.1)	4.8
Koppers Europe ApS	30.6	30.6	(3.7)

(1)	The assets of World-Wide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

Based upon the foregoing, the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc. exceeded the Collateral Threshold of $43.7 million as of March 31, 2007. Further, we believe that, based upon the significant differences between the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., and the Collateral Threshold as of March 31, 2007 (there have been no significant changes in the operations of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc. since that date), we have determined that the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc. currently exceed the Collateral Threshold. As a result, the pledges of capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc. are automatically reduced to the extent that the Applicable Value exceeds the Collateral Threshold.

In respect of Koppers Concrete Products, Inc. and Concrete Partners, Inc., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., Koppers Redemption, Inc., Koppers Assurance, Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. We have calculated the estimated market value of our subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended March 31, 2007, and multiplying this EBITDA by a multiple used by Koppers Holdings for the initial public offering price in February 2006, based on the fact that the value of Koppers Holdings’ shares were based upon the performance of its wholly owned subsidiary, Koppers Inc. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of our subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of our subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of March 31, 2007 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of World-Wide Ventures Corp., Koppers Australia Holding Company Pty. Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc., would have to decrease in order for the capital stock of each of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc., that is currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(Dollars in millions)
World-Wide Ventures Corp.	$(54.2)
Koppers Australia Holding Company Pty Ltd.	(24.0)
Koppers Australia Pty Ltd.	(24.0)
Koppers Redemption, Inc.	43.7
Koppers Delaware, Inc.	(20.5)
Koppers Assurance, Inc.	62.5
Koppers Concrete Products, Inc.	43.6
Concrete Partners, Inc.	38.9
Koppers Europe ApS	13.0

Legal Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

The information set forth in Note 2 to the Condensed Consolidated Financial Statements of Koppers Inc. is hereby incorporated by reference.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Environmental and Other Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.	EXHIBITS

10.47	Amendment No. 1 to Treatment Services Agreement between Koppers Inc. and CSX Transportation, Inc. dated effective as of February 1, 2007. Certain portions of the Amendment have been omitted pursuant to a request for confidential treatment. The entire Amendment has been filed confidentially with the Securities and Exchange Commission.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Koppers Inc. (Registrant)

Date: May 3, 2007	By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)