Form 10-Q
period 2007-06-30
KOPPERS INC
filed 2007-08-09
CIK 916075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

Commission file number 1-12716

Koppers Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	20-1588399
(State of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of June 30, 2007, the registrant did not have a class of voting shares held by non-affiliates.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Koppers Inc.

Consolidated Statement of Operations

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Net sales	$360.0	$297.9	$681.1	$562.5
Cost of sales (excluding items below)	285.9	251.3	553.6	473.0
Depreciation and amortization	8.2	8.2	16.5	16.0
Selling, general and administrative expenses	19.0	16.5	35.7	35.7

Total operating expenses	313.1	276.0	605.8	524.7

Operating profit	46.9	21.9	75.3	37.8
Other income	—	0.3	0.1	0.4

Income before interest expense, income taxes and minority interest	46.9	22.2	75.4	38.2
Interest expense	8.1	8.0	16.0	31.4

Income before income taxes and minority interest	38.8	14.2	59.4	6.8
Income taxes	12.6	5.8	19.0	2.7
Minority interest	0.8	0.8	1.8	1.0

Net income	$25.4	$7.6	$38.6	$3.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Inc.

Condensed Consolidated Balance Sheet

(Dollars in millions, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$25.9	$24.4
Accounts receivable, net	168.6	142.1
Inventories, net	182.7	156.4
Deferred tax benefit	15.1	15.1
Other current assets	9.4	11.4

Total current assets	401.7	349.4
Equity in non-consolidated investments	2.8	2.7
Property, plant and equipment, net	156.6	159.3
Goodwill	64.0	62.6
Deferred tax benefit	32.0	35.6
Other assets	25.1	25.8

Total assets	$682.2	$635.4

Liabilities
Accounts payable	$110.5	$100.5
Payable to Parent	3.5	3.6
Accrued liabilities	69.8	63.6
Short-term debt and current portion of long-term debt	22.2	19.6

Total current liabilities	206.0	187.3
Long-term debt	293.3	302.4
Other long-term liabilities	82.8	86.0

Total liabilities	582.1	575.7
Commitments and contingencies (Note 18)
Minority interest	14.1	12.2
Stockholder’s Equity
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; one share issued	—	—
Additional paid-in capital	123.5	123.5
Receivable from Director for purchase of Common Stock	(0.6)	(0.6)
Retained deficit	(38.3)	(68.9)
Accumulated other comprehensive income (loss)	1.4	(6.5)

Total stockholder’s equity	86.0	47.5

Total liabilities and stockholder’s equity	$682.2	$635.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Inc.

Condensed Consolidated Statement of Cash Flows

(Dollars in millions)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash provided by (used in) operating activities	$28.8	$(4.1)
Cash provided by (used in) investing activities:
Capital expenditures	(10.9)	(9.4)
Acquisitions	(3.3)	(40.0)
Net cash proceeds from divestitures and asset sales	0.4	2.1

Net cash used in investing activities	(13.8)	(47.3)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	164.7	147.5
Repayments of revolving credit	(164.6)	(140.3)
Borrowings of long-term debt	—	53.1
Repayments of long-term debt	(6.4)	(111.9)
Dividends paid	(7.4)	(9.0)
Payment of deferred financing costs	(0.1)	(0.8)
Capital contribution from Parent	—	111.5

Net cash provided by (used in) financing activities	(13.8)	50.1
Effect of exchange rate changes on cash	0.3	(0.2)

Net increase (decrease) in cash and cash equivalents	1.5	(1.5)
Cash and cash equivalents at beginning of year	24.4	25.3

Cash and cash equivalents at end of period	$25.9	$23.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc.’s and its subsidiaries’ (“Koppers or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2006 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2006.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2006.

2.	New Accounting Guidance

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows companies to elect to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating if it will apply the voluntary fair value option to any of its financial assets and financial liabilities.

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

4.	Initial Public Offering of Parent Company

Koppers Inc. is a wholly-owned subsidiary of Koppers Holdings Inc. (“Koppers Holdings”). Koppers Holdings completed an initial public offering (“IPO”) in February 2006, resulting in the issuance of 8,700,000 additional common shares at a price of $14.00 per share, and the conversion of 2,288,481 shares of preferred stock into 9,107,926 shares of common stock of Koppers Holdings. Of such converted shares, 2,800,000 were sold by Koppers Holdings’ shareholders in connection with the IPO and the related over-allotment option. Koppers Holdings received approximately $111.1 million of net proceeds (after $10.7 million of expenses) from the issuance and sale of 8,700,000 shares, which proceeds were used to redeem $101.7 million principal amount of the Senior Secured Notes due 2013 (the “Senior Secured Notes”) and pay a related call premium of $10.1 million. The Company expensed $3.2 million of deferred financing costs related to the buyback of the notes and incurred $1.1 million of bond consent fees. The call premium, write-off of deferred financing costs, and consent fees were recorded as interest expense. The Company also incurred $3.0 million for the termination of the Saratoga Partners III, L.P. (“Saratoga”) advisory services contract, which was recorded in selling, general and administrative expense. A post-IPO dividend to Koppers Holdings (declared in February 2006) of $8.2 million, the consent fees and the Saratoga termination fee were financed through borrowings under the revolving credit agreement.

5. Dividends

On August 8, 2007, the Company’s board of directors declared a quarterly dividend to Koppers Holdings in an amount equivalent to 17 cents per common share of Koppers Holdings common stock. The dividend is payable to Koppers Holdings on or about October 1, 2007.

6.	Acquisitions and Disposals

Business Divestiture

On July 5, 2007, the Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals for net cash proceeds of $14.9 million. Effective as of this date, Koppers Arch will be classified as a discontinued operation in the Company’s statement of operations and earnings per share. The Company expects to recognize a gain from the sale, net of tax, of approximately $6.0 million in the third quarter of 2007. During a transition period not

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

to exceed 12 months after the closing date, the Company will provide transition services to the buyer, including payroll and certain information technology services.

Prior to its disposal, Koppers Arch was part of the Carbon Materials & Chemicals segment. Total assets as of June 30, 2007 totaled approximately $32.7 million and consisted principally of accounts receivable of $10.5 million, inventory of $9.2 million and net property, plant and equipment of $5.4 million. Total liabilities as of June 30, 2007 totaled approximately $25.0 million and consisted principally of debt of $9.3 million, accounts payable of $7.7 million and minority interest of $4.3 million. The results of Koppers Arch are included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 in the following amounts:

	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Net sales	$14.5	$12.8	$27.1	$25.2
Operating profit	0.3	0.6	1.0	1.2
Net income	—	0.1	0.1	$0.1

Business Combination

On April 28, 2006 the Company acquired certain assets of Reilly Industries, Inc.’s (“Reilly”) carbon materials business for $45.1 million. The purchased assets consist primarily of inventories, customer sales contracts, raw material supply contracts, rail car leases, pitch melting assets and a non-compete agreement. Acquired intangible assets, including goodwill, totaled $32.1 million. The Company has integrated the additional tar distillation production at its existing facilities in the U.S. Net sales related to the acquired Reilly assets totaled $55.8 million from the date of acquisition to December 31, 2006.

7.	Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2007 and 2006 is summarized in the table below:

	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Net income	$25.4	$7.6	$38.6	$3.1
Other comprehensive income (loss):
Change in currency translation adjustment	5.3	2.8	7.5	2.2
Change in unrecognized pension transition asset, net of tax	—	—	(0.1)	—
Change in unrecognized pension net loss, net of tax	0.2	—	0.5	—

Total comprehensive income	$30.9	$10.4	$46.5	$5.3

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

8.	Accounts Receivable

Accounts receivable, net, as of June 30, 2007 and December 31, 2006 is summarized in the table below:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Accounts receivable	$169.0	$142.4
Less allowance for doubtful accounts	0.4	0.3

Net	$168.6	$142.1

9.	Stock-based Compensation

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table shows a summary of the performance stock units as of June 30, 2007 (dollars in millions except share amounts):

Performance Period	Fair Value	Unrecognized Compensation Expense	Minimum Shares	Target Shares	Maximum Shares
2007-2009	$1.8	$1.6	—	69,800	104,700

The following table shows a summary of the status and activity of nonvested stock awards for the six months ended June 30, 2007:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2007	214,915	—	214,915	$3.30
Granted	33,877	69,800	103,677	$25.49
Forfeited	(7,960)	—	(7,960)	$3.30

Nonvested June 30, 2007	240,832	69,800	310,632	$10.71

On May 8, 2007 (the “grant date”), the Koppers Holdings board of directors granted 60,200 nonqualified stock options to certain employee participants which vest and become exercisable in shares of Koppers Holdings’ common stock upon the completion of a 3-year service period commencing on the grant date. The stock options have a term of 10 years. In the event of termination of employment, all unvested stock options shall terminate and cease to be outstanding, except to the extent specifically authorized by the plan administrator. There are special vesting provisions for the stock options related to a change in control.

In accordance with accounting standards, compensation expense for unvested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

May 2007 Grant
Grant date price per share of option award	$29.97
Expected dividend yield per share	2.50%
Expected life in years	6.5
Expected volatility	40.39%
Risk-free interest rate	4.45%
Grant date fair value per share of option awards	$11.01

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2007:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
As of January 1, 2007	—	$—
Granted	60,200	$29.97

As of June 30, 2007	60,200	$29.97	9.8	$0.2

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

There are no options eligible for exercise as of June 30, 2007.

Total stock-based compensation expense recognized for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Total stock-based compensation expense	$0.3	$0.1	$0.5	$0.2

10.	Segment Information

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

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote and other wood treatment chemicals, carbon black, carbon black feedstock and furnace coke. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride (“PAA”) is used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making. Creosote and wood treatment chemicals are used in the protection of timber products against insects, fungal decay and weathering. Carbon black (and carbon black feedstock) is used in the production of rubber tires. Furnace coke is used in the production of steel. The Company sold its 51 percent interest in Koppers Arch Investments Pty. and its subsidiaries on July 5, 2007 (see Note 6). Koppers Arch Investments Pty. manufactured wood treatment chemicals.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$236.3	$183.8	$436.0	$339.0
Railroad & Utility Products	123.7	114.1	245.1	223.5

Total	$360.0	$297.9	$681.1	$562.5

Intersegment revenues:
Carbon Materials & Chemicals	$18.5	$11.5	$35.1	$21.8
Railroad & Utility Products	—	—	—	—

Total	$18.5	$11.5	$35.1	$21.8

Depreciation and amortization expense:
Carbon Materials & Chemicals	$6.5	$6.4	$13.0	$12.2
Railroad & Utility Products	1.7	1.8	3.5	3.7
Corporate	—	—	—	0.1

Total	$8.2	$8.2	$16.5	$16.0

Operating profit:
Carbon Materials & Chemicals	$33.9	$16.1	$49.6	$26.8
Railroad & Utility Products	13.0	5.8	25.7	11.0

Total	$46.9	$21.9	$75.3	$37.8

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$478.6	$428.7
Railroad & Utility Products	154.1	150.3
All Other	49.5	56.4

Total	$682.2	$635.4

Goodwill:
Carbon Materials & Chemicals	$61.9	60.6
Railroad & Utility Products	2.1	2.0

Total	$64.0	$62.6

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

11.	Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income is 32.4 percent and 41.3 percent for the three months ended June 30, 2007 and 2006, respectively. There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the three months ended June 30, 2007 differs from the U.S. federal statutory rate of 35.0 percent due to the recognition of non-conventional fuel tax credits (-4.5 percent) offset by taxes on foreign earnings (+1.7 percent). With respect to the three months ended June 30, 2006, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+4.8 percent).

Income taxes as a percentage of pretax income is 32.0 percent and 40.6 percent for the six months ended June 30, 2007 and 2006, respectively. There were no discrete items included in the estimated effective tax rate for the period. The effective tax rate for the six months ended June 30, 2007 differs from the U.S. federal statutory rate of 35.0 percent due to the recognition of non-conventional fuel tax credits (-5.1 percent) offset by taxes on foreign earnings (+1.9 percent). With respect to the six months ended June 30, 2006, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+4.0 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the second quarter, the actual tax provision recognized for 2007 could be materially different from the forecasted annual tax provision as of the end of the second quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company did not recognize a material change in the liability for unrecognized tax benefits. As of the date of adoption, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $1.7 million. The amount of gross unrecognized tax benefits as of the date of adoption was $2.3 million.

The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of January 1, 2007, the Company had accrued approximately $0.4 million for interest and penalties.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

12.	Inventories

Net inventories as of June 30, 2007 and December 31, 2006 are summarized in the table below:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Raw materials	$107.7	$89.4
Work in process	6.7	6.3
Finished goods	94.1	84.6

	208.5	180.3
Less revaluation to LIFO	25.8	23.9

Net	$182.7	$156.4

13.	Property, Plant and Equipment

Property, plant and equipment as of June 30, 2007 and December 31, 2006 are summarized in the table below:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Land	$6.8	$6.7
Buildings	23.7	22.6
Machinery and equipment	535.9	518.2

	566.4	547.5
Less accumulated depreciation	409.8	388.2

Net	$156.6	$159.3

14.	Pensions and Postretirement Benefit Plans

The Company and its subsidiaries maintain a number of defined benefit and defined contribution plans to provide retirement benefits for employees in the U.S., as well as employees outside the U.S. These plans are maintained and contributions are made in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), local statutory law or as determined by the board of directors. The defined benefit pension plans generally provide benefits based upon years of service and compensation. Pension plans are funded except for two domestic non-qualified defined benefit pension plans for certain key executives. The defined contribution plans generally provide retirement assets to employee participants based upon employer and employee contributions to the participant’s individual investment account The Company also provides retiree medical insurance coverage to certain U.S. employees and a life insurance benefit to most U.S. employees.

In November 2006, the Company’s board of directors approved a freeze of the Company’s U.S. qualified and corresponding non-qualified defined benefit pension plans for salaried employees. Effective December 31, 2006, salaried employees no longer accrue additional years of service or recognize future increases in compensation under the existing defined benefit pension plans for benefit purposes. In addition, the Company has recently negotiated “soft” freezes with respect to a number of hourly defined benefit pension plans. Such negotiated agreements preclude new employees from entering the defined benefit pension plans.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In lieu of the reduction in benefits under the qualified defined benefit plan for U.S. salaried employees, the Company provides, based on age and years of service, a uniform employer contribution of at least three percent and up to a maximum of nine percent of compensation to the salaried employee’s defined contribution plan. The Company also matches contributions by salaried employees at an amount equal to 50 percent of the first six percent of compensation contributed by the salaried employee. On August 8, 2007, Koppers Holdings’ board of directors approved the establishment of a supplemental benefit plan to restore employer non-elective contributions lost to certain participants in the Company’s defined contribution plan under U.S. tax law.

With respect to U.S. hourly employees who are not eligible to participate in an hourly defined benefit pension plan, the Company provides a uniform employer contribution of three percent of compensation to the hourly employee’s defined contribution plan. The Company also matches contributions by hourly employees at an amount equal to 100 percent of the first one percent and 50 percent on the next two percent of compensation contributed by the hourly employee.

The following table provides the components of net periodic benefit cost for the defined benefit pension plans for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$1.0	$1.3	$1.9	$2.7
Interest cost	2.7	2.5	5.5	5.0
Expected return on plan assets	(3.3)	(2.7)	(6.5)	(5.3)
Amortization of prior service cost	—	0.1	0.1	0.2
Amortization of net loss	0.5	0.6	0.9	1.3
Amortization of transition asset	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$0.8	$1.7	$1.7	$3.7

The following table provides the components of net periodic benefit cost for the other postretirement benefits for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.4	0.5
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of net loss	0.1	0.1	0.1	0.1

Net periodic benefit cost	$0.3	$0.3	$0.5	$0.6

The Company’s expense related to its defined contribution plans amounted to $1.1 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

15.	Debt

Debt at June 30, 2007 and December 31, 2006 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2007	December 31, 2006
	(Dollars in millions)
Senior Secured Revolving Credit Facility	7.00%	2009	$42.5	$44.5
Other revolving credit facilities	7.27%	2007	10.2	6.1
Senior Secured Term Loans	7.07%	2009	46.0	52.0
Other term loans	7.97%	2010	1.7	3.5
Senior Secured Notes	9 7/8%	2013	215.1	215.9

Total			315.5	322.0
Less short term debt and current maturities of long-term debt			22.2	19.6

Long-term debt			$293.3	$302.4

Total debt of Koppers Arch as of June 30, 2007 included in the amounts above was $9.3 million. Koppers Arch was disposed of by sale on July 5, 2007 (see Note 6).

Senior Secured Revolving Credit Facility & Term Loans

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $46.0 million at variable rates. The loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of June 30, 2007, the Company had $62.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2007, $16.1 million of commitments were utilized by outstanding letters of credit. In addition, as of June 30, 2007, the Company had outstanding term loans of $46.0 million under the credit facility.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

is entitled to redeem all or a portion of the Senior Secured Notes at a redemption price of 104.938 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value.

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other long-term liabilities and the Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At June 30, 2007 and December 31, 2006, the impact of the interest rate swap decreased the carrying value of the Senior Secured Notes by $3.2 million and $2.4 million, respectively.

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

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$20.0	$22.3
Accretion expense	0.8	1.7
Revision in estimated cash flows	2.1	0.3
Expenses incurred	(3.3)	(7.6)
Acquisition	—	3.3

Balance at end of period	$19.6	$20.0

For the six months ended June 30, 2007, the Company recorded a charge of $2.0 million with respect to revised plant closure and dismantlement costs.

17.	Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$8.4	$8.1
Deferred revenue for sales of extended warranties	0.5	1.5
Revenue earned	(0.6)	(1.2)

Balance at end of period	$8.3	$8.4

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

18.	Contingent Liabilities and Commitments

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Litigation.    In January 2007, Timtech Chemicals Limited (“Timtech”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, Koppers Arch Investments Pty. Limited, Koppers Australia Pty Limited and a number of other corporate and individual defendants. The Statement of Claim alleges various causes of action against the defendants including claims related to breaches of the New Zealand Commerce Act of 1986. Timtech is seeking damages against all defendants in the amount of $3.9 million plus exemplary damages and pre-judgment interest in an unspecified amount. Until July 5, 2007, Koppers Arch Wood Protection (NZ) Limited was a majority-owned subsidiary of Koppers Arch Investments Pty Limited, which was an Australian joint venture 51 percent of which was owned by World-Wide Ventures Corporation (an indirect subsidiary of the Company) and 49 percent of which was owned by Hickson Nederland BV, an affiliate of Arch Chemicals, Inc. Koppers Arch Wood Protection (NZ) Limited manufactured and marketed wood preservative products throughout New Zealand. The Company sold its 51 percent interest in Koppers Arch Investments Pty. Limited and its subsidiaries on July 5, 2007 (see Note 6) to Arch Chemicals and has provided an indemnity to the buyer for its share of liabilities, if any, arising from certain litigation and claims including the Timtech litigation and claims arising from the New Zealand Commerce Commission and the Australian Competition and Consumer Commission investigations. The Timtech litigation is scheduled for non-binding mediation in late August 2007.

Although the case will be vigorously defended, an unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. It is possible that other civil claims could be filed against the Company arising from alleged breaches of New Zealand and Australian competition laws. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company. The Company has provided a reserve for this lawsuit and a number of other unrelated claims totaling $0.7 million as of June 30, 2007 which is the Company’s reasonable estimate of potential loss.

Product Liability Cases.    Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in California, Pennsylvania, Indiana, Tennessee, Texas and Oregon in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. The first of these cases was filed in April 2000 and the most recent was filed in July 2007. There are a total of 36 cases filed in state court in Pennsylvania, one case each filed in state courts in California, Indiana, Tennessee and Oregon, and two cases filed in state court in Texas. There are currently 87 plaintiffs in these cases who are making claims against the Company. The complaints applicable to 65 of the plaintiffs allege that they are entitled to recover compensatory and punitive damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000) with two of these plaintiffs seeking damages in an amount not to exceed $10.0 million and three additional plaintiffs seeking damages in excess of $7.5 million. The complaints

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

applicable to 16 of the plaintiffs allege that plaintiffs are entitled to recover compensatory damages in unspecified amounts in excess of the minimum jurisdictional limits of the applicable courts (in most cases $25,000). The other defendants vary from case to case and include companies such as Beazer East, Inc., USX Corporation, Honeywell, Inc., Reilly Industries, Inc., Dow Chemical Company, Rust-Oleum Corporation, UCAR Carbon Company, Inc., Exxon Mobil Corporation, Crompton Corporation, SGL Carbon Corporation, Alcoa, Inc., and PPG Architectural Finishes Inc. Discovery is proceeding in these cases. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. is vigorously defending these cases, an unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Koppers Inc. is currently defending 13 cases involving 74 plaintiffs who allege exposure to benzene, benzene containing products and other products, including oils and solvents sold by Koppers Inc. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville Cases.    Koppers Inc. is currently defending three cases involving approximately 150 plaintiffs who allegedly have worked or resided in Somerville, Texas. These cases are pending in state court in Burleson County, Texas and in Tarrant County, Texas. The Burlington Northern Santa Fe Railway Company (the “BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) and property damage resulting from toxic contamination from exposure to wood preservation chemicals used at the Somerville, Texas wood treatment plant. Koppers Inc. acquired the plant in 1995. The plant was operated at this site under different ownership from 1905 to 1995.

The complaints seek to recover various damages for each plaintiff, including compensatory and punitive damages within the jurisdictional limits of the court for, among other things, bodily injuries, pain and mental anguish, emotional distress, medical monitoring, medical expenses, diminished earning capacity, permanent disability, physical impairment and/or disfigurement, loss of companionship and society, loss of consortium, devaluation of property, loss of use and enjoyment of personal property, loss of use and enjoyment of real property, property damage, property remediation costs, funeral and burial expenses and lost wages. Koppers was served with two of the cases in September 2006 and October 2006. Koppers was joined in the third case (which had already been pending against the BNSF) in May 2007. The September 2006 case was most recently amended in May, 2007 and identifies approximately 48 plaintiffs (six of whom have claims only against the BNSF under the Federal Employees Liability Act). The October 2006 case was amended in April, 2007 and identifies a total of 11 plaintiffs. The third case, which is the only one of the three cases filed in Tarrant County, Texas, identifies a total of 93 plaintiffs, of whom 92 are interveners. Discovery is proceeding in these cases.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Grenada—State Court Cases.    The state court cases were brought on behalf of 222 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the plaintiffs in the pending state court cases filed in counties other than Grenada County (118 cases), with the appropriate venue being Grenada County. Plaintiffs’ counsel has commenced the process to transfer ten such cases to Grenada County. Those cases are now the subject of motions to dismiss, on the ground that the Mississippi Supreme Court has since ruled that such cases should be dismissed and refiled individually, not simply transferred. Motions to dismiss the remaining plaintiffs in the four non-Grenada County cases are pending. Until the resolution of the motions to dismiss, discovery in the four non-Grenada County cases will remain stayed.

With respect to the state court case that was originally filed in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder. These plaintiffs then filed 104 individual complaints in Grenada County. Of these, 15 have been dismissed to date. Motions for summary judgment on behalf of defendants based on the Mississippi statute of limitations have been filed in 60 of the remaining cases. Motions to dismiss are pending in 11 additional cases for want of prosecution or failure to comply with court orders. Discovery is proceeding in the remaining cases in the Grenada County litigation.

Legal Reserves Rollforward.    The following table reflects changes in the accrued liability for legal proceedings:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$1.2	$3.1
Expense	0.8	0.8
Reversal of reserves	(0.1)	—
Cash expenditures	(0.8)	(2.6)
Currency translation	—	(0.1)

Balance at end at end of period	$1.1	$1.2

Expense accruals and cash expenditures in 2007 primarily relate to the New Zealand Commerce Commission (“NZCC”) matter. Expense for 2006 consists primarily of the amount of the verdict rendered against Koppers Inc. in May 2006 related to the Grenada litigation and other costs related to the NZCC matter. Cash expenditures for 2006 consisted of the Company’s penalty related to the NZCC matter.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

claims, or otherwise incur costs, relating to cleanup of, or for injuries resulting from, contamination at sites associated with past and present operations. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable.

Environmental and Other Liabilities Retained or Assumed by Others.    The Company has agreements with former owners of certain of its operating locations under which the former owners retained, assumed and/or agreed to indemnify the Company against certain environmental and other liabilities. The most significant of these agreements was entered into at Koppers Inc.’s formation on December 29, 1988 (the “Acquisition”). Under the related asset purchase agreement between the Company and Beazer East, subject to certain limitations, Beazer East retained the responsibility for and agreed to indemnify the Company against certain liabilities, damages, losses and costs, including, with certain limited exceptions, liabilities under and costs to comply with environmental laws to the extent attributable to acts or omissions occurring prior to the Acquisition and liabilities related to products sold by Beazer East prior to the Acquisition (the “Indemnity”). Beazer Limited unconditionally guaranteed Beazer East’s performance of the Indemnity pursuant to a guarantee (the “Guarantee”). Beazer Limited became a wholly owned indirect subsidiary of Hanson PLC in 1991. In 1998, Hanson PLC purchased an insurance policy under which the funding and risk of certain environmental and other liabilities relating to the former Koppers Company, Inc. operations of Beazer East (which includes locations purchased from Beazer East by the Company) are underwritten by Centre Solutions (a member of the Zurich Group) and Swiss Re. On May 15, 2007, Hanson PLC announced that they had reached an agreement to be acquired by HeidelbergCement AG and subsequently, the shareholders of Hanson PLC approved the transaction on July 31, 2007.

The Indemnity provides different mechanisms, subject to certain limitations, by which Beazer East is obligated to indemnify Koppers Inc. with regard to certain environmental, product and other liabilities and imposes certain conditions on Koppers Inc. before receiving such indemnification, including, in some cases, certain limitations regarding the time period as to which claims for indemnification can be brought. In July 2004, Koppers Inc. and Beazer East agreed to amend the environmental indemnification provisions of the December 29, 1988 asset purchase agreement to extend the indemnification period for pre-closing environmental liabilities through July 2019. As consideration for the amendment, Koppers Inc. agreed to pay Beazer East a total of $7.0 million in four installments over three years and to share toxic tort litigation defense costs arising from any sites acquired from Beazer East. The first three payments of $2.0 million each were made in July 2006, 2005 and 2004, respectively. The final installment of $1.0 million was paid by the Company to Beazer East on July 1, 2007. The July 2004 amendment did not change the provisions of the Indemnity with respect to indemnification for non-environmental claims, such as product liability claims, which claims may continue to be asserted after July 2019.

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Domestic Environmental Matters.    Koppers Inc. was named as a potentially responsible party (a “PRP”) at a CERCLA Superfund site in Amelia, Louisiana in May 2007; however no PRP group has formed at this point. Consequently, the Company’s cost sharing responsibility, if any, has not been determined. Due to the preliminary stage of Koppers Inc’s involvement in the site, the Company has not provided a reserve for this matter because at this time it cannot reasonably estimate the amount of loss, if any.

Koppers Inc. was named as a potentially responsible party (a “PRP”) at a CERCLA Superfund site in Calvert City, Kentucky in November 2006 and has subsequently joined the PRP group. The Company’s cost sharing responsibility as a member of the PRP group is currently calculated at less than two percent, but is subject to adjustment based on a final allocation agreement to be negotiated among the PRP’s. Due to the preliminary stage of the PRP group’s involvement in the site and the assessment of the contamination remediation effort, the Company has not provided a reserve for this matter because at this time it cannot reasonably estimate the amount of loss, if any.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. has agreed to conduct such investigation in cooperation with Beazer East and intends to seek contribution and/or indemnification from third parties with respect to a portion of such costs. The preliminary results of the site investigation were received in the fourth quarter of 2006. These results were reviewed with IEPA in July 2007 and will be subject to further analysis and assessment by the Company, Beazer East and the IEPA before progressing to risk assessment. The Company has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

In October 1996, Koppers Inc. received a Clean Water Act (CWA) information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. The EPA alleged that Koppers Inc. violated various provisions of the CWA. Koppers Inc. subsequently entered into a Consent Decree and agreed, among other things, to a $2.9 million settlement, payable in three annual installments which was paid in full by April 2005. In 2005 Koppers Inc. filed to terminate the Consent Decree at which time the EPA informed Koppers Inc. that it will seek civil penalties for any CWA violations from 2001 to 2005 concurrent with the termination of the Consent Decree. Koppers Inc. and the EPA have agreed to a settlement of $0.5 million for such civil penalties and the Company has provided a reserve for the amount of the settlement.

In August 2005, Koppers Inc. received a CWA information request from Region 4 of the EPA. Region 4 encompasses six of Koppers Inc.’s facilities, of which four are currently operating. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications as well as engineering studies and a limited number of specific inspection records. Koppers Inc. subsequently provided the EPA with certain information to assist it in its review. In December 2006, Koppers Inc. received information from Region 4 regarding alleged violations by Koppers Inc. The Company is awaiting further correspondence from the EPA with respect to its intention to continue to pursue the matter. The Company has not provided a reserve for this matter because at this time it cannot reasonably determine the probability of loss, and the amount, if any, cannot reasonably be estimated.

In May 2007, Koppers Inc. received a separate information request from Region 4 of the EPA on all releases of hazardous materials from its facilities in Region 4 for a five-year period. Koppers Inc. has provided the requested information.

In August 2005, the Pennsylvania Department of Environment Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a preliminary settlement of the fine with PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement. The Company has also proposed to undertake certain engineering and capital improvements at a cost of approximately $1.5 million to address this matter. The consent order will likely provide for stipulated penalties for any additional exceedances that occur between the date of the execution of the consent order and the date of completion of such capital improvements.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In June 2007, Koppers Inc. and the EPA’s Office of Suspension and Disbarment reached a tentative agreement to an 18-month extension to Koppers Inc.’s compliance agreement related to violations at Koppers Inc.’s Woodward Coke facility prior to its closure in January 1998. The original compliance agreement was scheduled to expire in July 2007. A failure on the Company’s part to comply with the terms of the compliance agreement could lead to significant costs and sanctions, including the potential for suspension or debarment from governmental contracts. A suspension or disbarment from government contracts would have a material adverse effect on the Company’s business, financial condition, cash flows and results of operation.

Australasian Environmental Matters.    Soil and groundwater contamination has been detected at certain of the Company’s Australasian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination has been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.6 million and the owner of the adjacent property will contribute $5.3 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. The Company has reserved its expected total remediation costs of $1.6 million at June 30, 2007.

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

Environmental Reserves Rollforward.    The following table reflects changes in the accrued liability for environmental matters:

	June 30, 2007	December 31, 2006
	(Dollars in millions)
Balance at beginning of year	$5.6	$3.8
Expense	1.1	3.7
Reversal of reserves	—	(0.5)
Cash expenditures	(0.5)	(1.8)
Currency translation	0.2	0.4

Balance at end at end of period	$6.4	$5.6

Expense for 2007 consisted primarily of accruals for closed facility remediation, estimated remediation costs at the Newcastle tar distillation facility and soil remediation at a site in Australia. Expense for 2006 consisted primarily of accruals of $1.2 million for soil and groundwater remediation at the Company’s former wood products facility in Hume, Australia, $0.6 million for estimated settlement costs related to the Company’s Clairton facility, $0.4 million for CWA assessments, $0.4 million for waste material disposal at certain Koppers Arch facilities in Australia and New Zealand and $0.4 million

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

for soil disposal costs at the Company’s facility in Port Clarence, UK. Reversals of reserves for 2006 included $0.4 million for estimated settlement costs related to the Company’s Clairton facility.

19.	Financial Information for Subsidiary Guarantors

The Company’s payment obligations under the 9 7/ 8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers’ (the parent) subsidiaries Koppers Australia Pty. Limited, and Koppers Industries of Delaware, Inc. (collectively, the “Guarantor Subsidiaries”). The Notes have not been guaranteed by Koppers Assurance, Inc., Koppers Europe, Koppers Arch Investments Pty Ltd, KSA Limited Partnership, or Koppers China (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(Dollars in millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$211.6	$51.3	$4.2	$108.2	$(15.3)	$360.0
Operating expenses:
Cost of sales including depreciation and amortization	174.0	41.0	(0.1)	94.7	(15.5)	294.1
Selling, general and administrative	9.4	3.4	0.1	6.2	(0.1)	19.0

Total operating expenses	183.4	44.4	—	100.9	(15.6)	313.1

Operating profit	28.2	6.9	4.2	7.3	0.3	46.9
Other income (expense)	15.5	—	4.2	0.4	(20.1)	—

Income before interest expense, income taxes and minority interest	43.7	6.9	8.4	7.7	(19.8)	46.9
Interest expense (income)	9.0	1.2	(0.1)	0.6	(2.6)	8.1
Income taxes	9.3	1.8	0.1	1.4	—	12.6
Minority interest	—	—	—	0.8	—	0.8

Net income	$25.4	$3.9	$8.4	$4.9	$(17.2)	$25.4

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(Dollars in millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$403.4	$91.5	$8.0	$204.3	$(26.1)	$681.1
Operating expenses:
Cost of sales including depreciation and amortization	344.4	73.8	(0.1)	178.4	(26.4)	570.1
Selling, general and administrative	17.5	6.8	0.1	11.4	(0.1)	35.7

Total operating expenses	361.9	80.6	—	189.8	(26.5)	605.8

Operating profit	41.5	10.9	8.0	14.5	0.4	75.3
Other income (expense)	28.5	—	6.5	0.8	(35.7)	0.1

Income before interest expense, income taxes and minority interest	70.0	10.9	14.5	15.3	(35.3)	75.4
Interest expense (income)	18.0	2.3	—	0.9	(5.2)	16.0
Income taxes	13.4	2.9	0.2	2.5	—	19.0
Minority interest	—	—	—	1.8	—	1.8

Net income (loss)	$38.6	$5.7	$14.3	$10.1	$(30.1)	$38.6

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

June 30, 2007

(Dollars in millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.1	$2.8	$—	$23.0	$—	$25.9
Accounts receivable, net	150.2	22.5	337.1	93.8	(435.0)	168.6
Inventories	88.8	39.0	—	55.0	(0.1)	182.7
Deferred income tax benefits	16.6	—	(1.5)	—	—	15.1
Other current assets	1.8	2.1	—	5.5	—	9.4

Total current assets	257.5	66.4	335.6	177.3	(435.1)	401.7
Equity investments	377.0	16.1	23.4	0.6	(414.3)	2.8
Property, plant and equipment, net	80.6	31.5	—	44.5	—	156.6
Goodwill	36.9	17.1	—	10.0	—	64.0
Deferred income tax benefits	54.3	0.2	(25.9)	3.4	—	32.0
Other noncurrent assets	19.3	1.0	—	4.8	—	25.1

Total assets	$825.6	$132.3	$333.1	$240.6	$(849.4)	$682.2

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$357.2	$69.9	$4.3	$117.6	$(435.0)	$114.0
Accrued liabilities	30.2	13.1	0.2	26.3	—	69.8
Short-term debt and current portion of long-term debt	12.0	—	—	10.2	—	22.2

Total current liabilities	399.4	83.0	4.5	154.1	(435.0)	206.0
Long-term debt	291.6	—	—	1.7	—	293.3
Other long-term liabilities	48.6	0.1	—	34.2	(0.1)	82.8

Total liabilities	739.6	83.1	4.5	190.0	(435.1)	582.1
Minority interest	—	—	—	14.1	—	14.1
Stockholder’s equity	86.0	49.2	328.6	36.5	(414.3)	86.0

Total liabilities and stockholder’s equity	$825.6	$132.3	$333.1	$240.6	$(849.4)	$682.2

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

Koppers Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(Dollars in millions)

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash provided by operating activities	$19.8	$0.7	$—	$8.3	$—	$28.8
Cash provided by (used in) investing activities:
Capital expenditures	(4.4)	(4.3)	—	(2.2)	—	(10.9)
Acquisitions	—	—	—	(3.3)	—	(3.3)
Net cash proceeds from divestitures and asset sales	—	0.1	—	0.3	—	0.4

Net cash used in investing activities	(4.4)	(4.2)	—	(5.2)	—	(13.8)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	(2.0)	—	—	2.1	—	0.1
Net borrowings (repayments) of long-term debt	(6.0)	—	—	(0.4)	—	(6.4)
Dividends paid	(7.4)	—	—	—	—	(7.4)
Payment of deferred finance costs	—	(0.1)	—	—	—	(0.1)

Net cash provided by (used in) financing activities	(15.4)	(0.1)	—	1.7	—	(13.8)
Effect of exchange rates on cash	—	(0.1)	—	0.4	—	0.3

Net increase (decrease) in cash and cash equivalents	—	(3.7)	—	5.2	—	1.5
Cash and cash equivalents at beginning of year	—	6.6	—	17.8	—	24.4

Cash and cash equivalents at end of year	$—	$2.9	$—	$23.0	$—	$25.9

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

OVERVIEW

Koppers is a leading integrated global provider of carbon compounds and commercial wood treatment products. The Company’s products are used in a variety of niche applications in a diverse range of end-markets, including the aluminum, railroad, specialty chemical, utility, rubber and steel industries. Koppers serves its customers through a comprehensive global manufacturing and distribution network, which includes manufacturing facilities located in the United States, Australia, China, the United Kingdom and Denmark.

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

Sale of Koppers Arch

On July 5, 2007, the Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals for net cash proceeds of $14.9 million. Effective as of this date, Koppers Arch will be classified as a discontinued operation in the Company’s statement of operations and earnings per share. The Company expects to recognize a gain from the sale, net of tax, of approximately $6.0 million in the third quarter of 2007. For the three and six months ended June 30, 2007, Koppers Arch contributed $14.5 million and $27.1 million, respectively, of revenues and $0.0 million and $0.1 million, respectively, of net income to the consolidated results of the Company.

RESULTS OF OPERATIONS—COMPARISON OF THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Consolidated Results

Net sales for the three months ended June 30, 2007 and 2006 are summarized by segment in the following table:

	Three Months Ended June 30,
	2007	2006	Net Change
	(Dollars in millions)
Carbon Materials & Chemicals	$236.3	$183.8	+29%
Railroad & Utility Products	123.7	114.1	+8%

	$360.0	$297.9	+21%

CM&C net sales increased by $52.5 million or 29 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials (a)	+7%	+8%	+2%	+17%
Distillates (b)	+1%	+2%	+1%	+4%
Coal Tar Chemicals (c)	+3%	+2%	—%	+5%
Other (d)	+2%	-1%	+2%	+3%

Total CM&C	+13%	+11%	+5%	+29%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, furnace coke, wood treatment chemicals, benzole, freight and other products.

Carbon materials’ prices increased in the U.S., Europe and Australasia as customer prices have increased in response to substantially higher raw material costs. The increase in carbon materials sales volume is due primarily to the acquisition of certain imported carbon pitch supply contracts from Reilly Industries Inc. (“Reilly acquisition”) in April 2006. These acquired contracts resulted in a total sales volume increase in the quarter ended June 30, 2007 of eight percent.

Overall, distillate pricing improved due to higher prices for creosote in the U.S. partially offset by decreases in carbon black feedstock prices in Europe and Australia. The increase in distillate sales volume is due primarily to higher volumes from Australasian and European carbon black feedstock sales.

For coal tar chemicals, increases in U.S. phthalic anhydride prices resulted in a sales increase of two percent and increases in worldwide naphthalene prices resulted in a sales increase of one percent. Phthalic anhydride and naphthalene both experienced volume increases of one percent each. With respect to other products, furnace coke in the U.S. and benzole in Europe realized higher pricing of one percent each as compared to the prior year quarter.

R&UP net sales increased by $9.6 million or eight percent due to the following changes in volume and pricing:

	Price	Volume	Net Change
Railroad Crossties (a)	+2%	—%	+2%
TSO Crossties (b)	+2%	+1%	+3%
Distribution Poles	+2%	-1%	+1%
Other (c)	+5%	-3%	+2%

Total R&UP	+11%	-3%	+8%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales price increases of treated railroad crossties totaled two percent in the quarter ended June 30, 2007 while volume increases of treated railroad crossties of two percent were offset by volume decreases in untreated railroad crossties. Higher raw material costs contributed to the pricing increases realized in treated railroad crossties, TSO crossties and distribution poles.

The price increase in other products is due primarily to higher creosote prices totaling five percent as a result of higher raw material costs. Partially offsetting this is a volume decrease totaling two percent as a result of the disposal of the Company’s specialty trackwork business in 2006.

Cost of sales as a percentage of net sales was 79 percent for the quarter ended June 30, 2007 as compared to 84 percent for the quarter ended June 30, 2006. Overall, cost of sales increased by $34.6 million when compared to the prior year period due primarily to higher raw material costs and foreign exchange.

Depreciation and amortization for the quarters ended June 30, 2007 and 2006 was $8.2 million in both periods.

Selling, general and administrative expenses for the quarter ended June 30, 2007 were $2.5 million higher when compared to the prior year period primarily due to increased costs related to management incentive, stock-based compensation programs and investment in sales and administrative functions in China.

Interest expense for the quarter ended June 30, 2007 was $0.1 million higher when compared to the prior year period primarily due to higher average debt levels over the quarterly period as a result of additional term loan borrowings for the Reilly acquisition at the end of April 2006.

Income taxes for the quarter ended June 30, 2007 were $6.8 million higher when compared to the prior year period primarily due to the increase in pretax income of $24.6 million which was partially offset by a decrease in the effective income tax rate. The Company’s effective income tax rate for the quarter ended June 30, 2007 was 32.4 percent as compared to the prior year period of 41.3 percent. The decrease in the effective tax rate is due to the recognition of non-conventional fuel tax credits in 2007 as well as the favorable impact from the mix of estimated earnings between the U.S. and Australia.

Segment Results

Segment operating profit for the three months ended June 30, 2007 and 2006 are summarized by segment in the following table:

	Three Months Ended June 30,
	2007	2006	% Change
	(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$33.9	$16.1	+111%
Railroad & Utility Products	13.0	5.8	+124%

	$46.9	$21.9	+114%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	14.3%	8.8%	+5.5%
Railroad & Utility Products	10.5%	5.1%	+5.4%

	13.0%	7.4%	+5.6%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended June 30, 2007 and 2006 is summarized in the following table:

	Three Months Ended June 30,
	2007	2006	% Change
	(Dollars in millions)
Net sales:
North America	$114.5	$90.8	+26%
Australasia including China	65.2	46.3	+41%
Europe	56.6	46.7	+21%

	$236.3	$183.8	+29%

Operating profit:
North America	$21.9	$8.5	+158%
Australasia including China	8.8	5.2	+69%
Europe	3.2	2.4	+33%

	$33.9	$16.1	+111%

North American CM&C sales increased $23.7 million due primarily to higher volumes of imported carbon pitch from the Reilly acquisition totaling $14.0 million and higher prices for carbon pitch, refined tar, creosote, phthalic anhydride and furnace coke totaling $13.5 million. This was partially offset by lower sales volumes of commercial roofing products totaling $2.0 million. Operating profit as a percentage of net sales increased to 19 percent from 9 percent between periods reflecting an increase in pricing for carbon materials, furnace coke and phthalic anhydride due primarily to higher raw material costs, realized operating efficiencies related to the Reilly acquisition and the favorable impact of lower usage and pricing for petroleum materials.

Australasian CM&C sales increased $18.9 million due primarily to higher prices for carbon pitch, naphthalene and carbon black totaling $3.7 million and higher volumes for carbon pitch and carbon black feedstock totaling $9.1 million. Operating profit as a percentage of net sales increased to 13 percent from 11 percent between periods due to higher carbon pitch prices.

European CM&C sales increased $9.9 million due primarily to higher prices for naphthalene and carbon pitch totaling $5.4 million. In addition, exchange rate movements provided additional sales of

$3.9 million. Operating profit as a percentage of net sales increased to 6 percent from 5 percent and is consistent between periods.

Railroad & Utility Products operating profit for the quarter ended June 30, 2007 increased $7.2 million as compared to the prior period. Operating profit as a percentage of net sales increased to 11 percent from 5 percent between periods due to higher prices for treated railroad crossties, crosstie treatment services, distribution poles and creosote in addition to the mix impact of higher volumes of treated railroad crossties and crosstie treatment services. Operating profit was also negatively impacted for the quarter ended June 30, 2006 by the loss on the sale of the Company’s specialty trackwork business and other plant closure costs totaling $1.9 million.

RESULTS OF OPERATIONS—COMPARISON OF SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Consolidated Results

Net sales for the six months ended June 30, 2007 and 2006 are summarized by segment in the following table:

	Six Months Ended June 30,
	2007	2006	Net Change
	(Dollars in millions)
Carbon Materials & Chemicals	$436.0	$339.0	+29%
Railroad & Utility Products	245.1	223.5	+10%

	$681.1	$562.5	+21%

CM&C net sales increased by $97.0 million or 29 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials (a)	+6%	+9%	+2%	+17%
Distillates (b)	—%	+3%	+1%	+4%
Coal Tar Chemicals (c)	+3%	+1%	—%	+4%
Other (d)	+2%	—%	+2%	+4%

Total CM&C	+11%	+13%	+5%	+29%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, furnace coke, wood treatment chemicals, benzole, freight and other products.

Carbon materials’ prices increased in the U.S., Europe and Australasia as customer prices have been renegotiated in response to substantially higher raw material costs. The increase in carbon materials sales volume is due primarily to the acquisition of certain imported carbon pitch supply contracts from Reilly Industries Inc. (“Reilly acquisition”) in April 2006. These acquired contracts resulted in a total sales volume increase for the six months ended June 30, 2007 of eight percent.

Overall, distillate pricing was flat for the six months ended June 30, 2007 as price decreases in carbon black feedstock prices in Europe and Australia were partially offset by increases in creosote prices in the U.S. The increase in distillate sales volume is due primarily to higher Australasian and European carbon black feedstock sales totaling two percent.

For coal tar chemicals, increases in worldwide naphthalene prices resulted in a sales increase of two percent. Volume increases from naphthalene of two percent were offset by decreases in volume from phthalic anhydride sales. With respect to other products, furnace coke realized higher pricing totaling one percent as compared to the prior year period.

R&UP net sales increased by $21.6 million or 10 percent due to the following changes in volume and pricing:

	Price	Volume	Net Change
Railroad Crossties (a)	+3%	+1%	+4%
TSO Crossties (b)	+2%	+1%	+3%
Distribution Poles	+2%	-2%	—%
Other (c)	+5%	-2%	+3%

Total R&UP	+12%	-2%	+10%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales price increases of treated railroad crossties totaled three percent for the six months ended June 30, 2007. Volume increases in treated railroad crossties of four percent were partially offset by volume decreases in untreated railroad crossties of three percent. The price increase in other products is primarily due to higher creosote prices totaling four percent. Higher raw material costs contributed to the pricing increases realized in treated railroad crossties and creosote.

Cost of sales as a percentage of net sales was 81 percent for the six months ended June 30, 2007 as compared to 84 percent for the six months ended June 30, 2006. Overall, cost of sales increased by $80.6 million when compared to the prior year period due primarily to higher raw material volumes from the Reilly acquisition, higher raw material costs and foreign exchange.

Depreciation and amortization for the six months ended June 30, 2007 was $0.5 million higher when compared to the prior year period due to the amortization of tangible and intangible assets acquired in the Reilly acquisition.

Selling, general and administrative expenses for the six months ended June 30, 2007 were unchanged when compared to the prior year.

Interest expense for the six months ended June 30, 2007 was $15.4 million lower when compared to the prior year period primarily due to costs incurred in the six months ended June 30, 2006 related to the Company’s initial public offering. The proceeds from the offering were used to redeem $101.7 million of the 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) which resulted in expenses totaling $14.4 million for call premiums, bond consent fees and the write-off of deferred financing costs.

Income taxes for the six months ended June 30, 2007 were $16.3 million higher when compared to the prior year period due primarily to the increase in pretax income of $52.6 million. The Company’s effective income tax rate for the six months ended June 30, 2007 was 32.0 percent and differs from the U.S. federal statutory rate of 35.0 percent due to the recognition of non-conventional fuel tax credits (-5.1 percent) offset by taxes on foreign earnings (+1.9 percent). With respect to the six months ended June 30, 2006, the effective tax rate of 40.6 percent differs from the federal statutory rate primarily due to taxes on foreign earnings (+4.0 percent).

Segment Results

Segment operating profit for the six months ended June 30, 2007 and 2006 is summarized by segment in the following table:

	Six Months Ended June 30,
	2007	2006	% Change
	(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$49.6	$26.8	+85%
Railroad & Utility Products	25.7	11.0	+134%

	$75.3	$37.8	+99%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	11.4%	7.9%	+3.5%
Railroad & Utility Products	10.5%	4.9%	+5.6%

	11.1%	6.7%	+4.4%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the six months ended June 30, 2007 and 2006 is summarized in the following table:

	Six Months Ended June 30,
	2007	2006	% Change
	(Dollars in millions)
Net sales:
North America	$210.7	$163.4	+29%
Australasia including China	117.9	88.6	+33%
Europe	107.4	87.0	+23%

	$436.0	$339.0	+29%

Operating profit:
North America	$29.6	$12.0	+147%
Australasia including China	14.4	9.4	+53%
Europe	5.6	5.4	+4%

	$49.6	$26.8	+85%

North American CM&C sales increased $47.3 million due primarily to higher volumes of carbon pitch sales due to imported carbon pitch contracts assumed in the Reilly acquisition and higher creosote sales volumes totaling $29.1 million. In addition improved prices for carbon pitch, refined tar, phthalic anhydride and furnace coke contributed increased sales of $18.2 million. Operating profit as a percentage of net sales increased to 14 percent from 7 percent between periods reflecting an increase in pricing for carbon materials, furnace coke, naphthalene and phthalic anhydride due primarily to higher raw material costs, realized operating efficiencies related to the Reilly acquisition and the favorable impact of lower usage and pricing for petroleum materials.

Australasian CM&C sales increased $29.3 million due primarily to higher prices for carbon pitch and carbon black totaling $6.8 million and higher volumes for carbon pitch and carbon black feedstock totaling $11.7 million. In addition, changes in foreign exchange rates contributed $8.7 million of increased sales. Operating profit as a percentage of net sales increased to 12 percent from 11 percent and is consistent between periods.

European CM&C sales increased $20.4 million due primarily to higher prices for naphthalene, carbon pitch and benzole totaling $11.8 million. In addition, changes in foreign exchange rates contributed $8.4 million of increased sales. Operating profit as a percentage of net sales decreased to 5 percent from 6 percent as a result of higher costs of raw materials.

Railroad & Utility Products operating profit for the six months ended June 30, 2007 increased by $14.7 million as compared to the prior period. Operating profit as a percentage of net sales increased to 11 percent from 5 percent between periods due to higher prices for treated railroad crossties, crosstie treatment services, creosote and distribution poles in addition to the mix impact of higher volumes of treated railroad crossties. Operating profit was also negatively impacted for the six months ended June 30, 2006 by R&UP’s share of the Saratoga advisory services contract buyout expense of $1.5 million in addition to the loss on the sale of the Company’s specialty trackwork business and other plant closure costs totaling $1.9 million.

CASH FLOW

Net cash provided by operating activities was $28.8 million for the six months ended June 30, 2007 as compared to net cash used by operating activities of $4.1 million for the six months ended June 30, 2006. The cash flow for the prior period included payments associated with the initial public offering of Koppers Holdings totaling $14.2 million for call premiums on the Senior Secured Notes, bond consent fees and the buyout of the Saratoga advisory services contract in addition to the payment of a legal settlement totaling $2.6 million. Excluding these amounts, net cash flow from operating activities increased by $16.1 million between periods due to improved net income partially offset by increased working capital requirements.

Net cash used by investing activities was $13.8 million for the six months ended June 30, 2007 as compared to $47.3 million for the six months ended June 30, 2006 which included $40.0 million for the Reilly acquisition. Acquisition expenditures in 2007 of $3.3 million relate to deferred purchase price payments for Lambson Speciality Chemicals Limited, which was acquired in 2005. Capital expenditures in 2007 are expected to total approximately $32.5 million, including expenditures for the Company’s 30 percent interest in the new coal tar distillation joint venture in China but excluding acquisitions.

Net cash used by financing activities was $13.8 million for the six months ended June 30, 2007 as compared to net cash provided by financing activities of $50.1 million for the six months ended June 30, 2006. The cash flow for the prior period included the capital contribution of $111.5 million from Koppers Holdings as a result of Koppers Holdings’ initial public offering. The capital contribution was used for by the redemption of the Senior Secured Notes of $101.7 million. Additionally, term loan borrowings of $50.0 million under Koppers Inc.’s senior secured credit facility were used to provide for the Reilly acquisition and payment of other amounts related to Koppers Holdings’ initial public offering. Net repayments of debt totaled $6.3 million in the six months ended June 30, 2007 as a result of higher cash provided by operating activities.

Dividends paid were $7.4 million in the six months ended June 30, 2007 as compared to dividends paid of $9.0 million for the six months ended June 30, 2006. Dividends paid in the prior period include a special dividend declared prior to the Koppers Holdings’ initial public offering.

On August 8, 2007, the Company’s board of directors declared a quarterly dividend to Koppers Holdings in an amount equivalent to 17 cents per common share of Koppers Holdings common stock. The dividend is payable to Koppers Holdings on or about October 1, 2007.

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

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15.0 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of June 30, 2007, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $126.4 million.

Liquidity

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $46.0 million at variable rates. The senior secured credit facility expires in December 2009. Amounts outstanding under the senior secured credit agreement are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The revolving credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of June 30, 2007, the Company had $62.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2007, $16.1 million of commitments were utilized by outstanding letters of credit. In addition, as of June 30, 2007, the Company had outstanding term loans of $46.0 million under the credit facility. With respect to the sale of Koppers Arch on July 5, 2007, the Company expects to achieve debt reduction of approximately $20.0 million from cash proceeds, net of tax, and the removal of Koppers Arch-related debt.

The following table summarizes Koppers estimated liquidity as of June 30, 2007 (dollars in millions):

Cash and cash equivalents	$25.9
Amount available under senior secured credit facility	62.9
Amount available under other credit facilities	10.6

Total estimated liquidity	$99.4

The Company’s estimated liquidity was $85.6 million at December 31, 2006. The increase in estimated liquidity from that date is primarily due to an increase in availability under other credit facilities.

The Company’s needs for cash in the next twelve months relate primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance, mandatory pension plan funding and potential acquisitions. The Company believes that its cash flow from operations and available borrowings under the senior secured credit facility will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund its expenditures and service our indebtedness, the Company would be required to raise additional funds.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

•

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at June 30, 2007 was 2.67 to 1.0.

•

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods as specified in the table below. The total leverage ratio at June 30, 2007 was 2.07 to 1.0:

Fiscal Quarters Ended	Ratio
August 15, 2005 through June 30, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

The Company is currently in compliance with all covenants in the credit agreement governing the senior secured revolving credit facility.

At June 30, 2007, Koppers Inc. had $218.3 million outstanding of Senior Secured Notes (excluding adjustment for related interest rate swap). The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indenture governing the Senior Secured Notes.

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

We have based our determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of June 30, 2007 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of our subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of June 30, 2007:

Subsidiary	Applicable Value as of June 30, 2007	Net Fair Value as of June 30, 2007	Net Book Value as of June 30, 2007
	(Dollars in millions)
World-Wide Ventures Corp. (1)	$142.2	$142.2	$50.8
Koppers Australia Holding Company Pty Ltd. (2)	109.6	109.6	54.5
Koppers Australia Pty Ltd.	109.6	109.6	54.5
Koppers Redemption, Inc.	—	—	—
Koppers Delaware, Inc.	64.3	64.3	56.6
Koppers Assurance, Inc.	(15.6)	(17.9)	(15.6)
Koppers Concrete Products, Inc.	0.1	(0.1)	0.1
Concrete Partners, Inc.	5.0	(3.4)	5.0
Koppers Europe ApS	33.1	33.1	(1.7)

(1)	The assets of World-Wide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

Based upon the foregoing, the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc. exceeded the Collateral Threshold of $43.7 million as of June 30, 2007. Further, we believe that, based upon the significant differences between the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., and the Collateral Threshold as of June 30, 2007 (there have been no significant changes in the operations of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc. since that date), we have determined that the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc. currently exceed the Collateral Threshold. As a result, the pledges of capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc. are automatically reduced to the extent that the Applicable Value exceeds the Collateral Threshold.

In respect of Koppers Assurance, Inc., Koppers Concrete Products, Inc. and Concrete Partners, Inc., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., Koppers Redemption, Inc., and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. We have calculated the estimated market value of our subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended June 30, 2007, and multiplying this EBITDA by a multiple used by Koppers Holdings for the initial public offering price in February 2006, based on the fact that the value of Koppers Holdings’ shares were based upon the performance of its wholly owned subsidiary, Koppers Inc. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of our subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of our subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of June 30, 2007 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of World-Wide Ventures Corp., Koppers Australia Holding Company Pty. Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc., would have to decrease in order for the capital stock of each of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc., that is currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(Dollars in millions)
World-Wide Ventures Corp.	$(98.5)
Koppers Australia Holding Company Pty Ltd.	(66.0)
Koppers Australia Pty Ltd.	(66.0)
Koppers Redemption, Inc.	43.7
Koppers Delaware, Inc.	(20.6)
Koppers Assurance, Inc.	59.3
Koppers Concrete Products, Inc.	43.6
Concrete Partners, Inc.	38.6
Koppers Europe ApS	10.6

Legal Matters

The information set forth in Note 18 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

The information set forth in Note 2 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of Part I is hereby incorporated by reference.

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

As of June 30, 2007 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Koppers Inc. (Registrant)

Date: August 9, 2007	By:	/s/ BRIAN H. MCCURRIE
Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)