Form 10-Q
period 2008-03-31
KOPPERS INC
filed 2008-05-09
CIK 916075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

As of March 31, 2008, the registrant did not have a class of voting shares held by non-affiliates.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
(Dollars in millions, except per share amounts)	(Unaudited)
Net sales	$347.5	$308.6
Cost of sales (excluding items below)	291.5	258.2
Depreciation and amortization	7.6	8.1
Selling, general and administrative expenses	16.4	14.6

Operating profit	32.0	27.7
Other income	—	0.1

Income before interest expense, income taxes and minority interest	32.0	27.8
Interest expense	6.7	7.7

Income before income taxes and minority interest	25.3	20.1
Income taxes	8.5	6.2
Minority interest	0.6	0.8

Income from continuing operations	16.2	13.1
Income from discontinued operations, net of tax expense of $0.2	—	0.1

Net income	$16.2	$13.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2008	December 31, 2007
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$10.8	$17.4
Short-term investments	2.1	2.1
Accounts receivable, net	176.9	148.0
Receivable from Parent	0.1	0.1
Inventories, net	190.9	179.7
Deferred tax benefit	18.5	18.5
Other current assets	20.5	22.3

Total current assets	419.8	388.1
Equity in non-consolidated investments	4.1	4.2
Property, plant and equipment, net	155.1	155.7
Goodwill	63.7	62.5
Deferred tax benefit	16.6	18.0
Other assets	20.3	21.7

Total assets	$679.6	$650.2

Liabilities
Accounts payable	$112.0	$109.3
Payable to Parent	4.6	3.8
Accrued liabilities	73.7	64.8
Short-term debt and current portion of long-term debt	12.3	21.3

Total current liabilities	202.6	199.2
Long-term debt	259.1	249.5
Other long-term liabilities	62.4	65.2

Total liabilities	524.1	513.9
Commitments and contingent liabilities (Note 17)
Minority interest	10.0	9.4
Stockholder’s Equity
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; one share issued and authorized	—	—
Additional paid-in capital	125.2	125.1
Receivable from Director for purchase of Common Stock	(0.6)	(0.6)
Retained earnings (deficit)	1.4	(10.2)
Accumulated other comprehensive income	19.5	12.6

Total stockholder’s equity	145.5	126.9

Total liabilities and stockholder’s equity	$679.6	$650.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
(Dollars in millions)	(Unaudited)
Cash provided by operating activities	$2.2	$3.8
Cash provided by (used in) investing activities:
Capital expenditures	(4.4)	(4.8)
Net cash proceeds from divestitures and asset sales	0.3	0.2

Net cash used in investing activities	(4.1)	(4.6)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	94.0	81.0
Repayments of revolving credit	(92.2)	(79.8)
Repayments of long-term debt	(3.0)	(3.3)
Dividends paid	(3.5)	(3.9)

Net cash used in financing activities	(4.7)	(6.0)
Effect of exchange rate changes on cash	—	(0.5)

Net decrease in cash and cash equivalents	(6.6)	(7.3)
Cash and cash equivalents at beginning of year	17.4	24.4

Cash and cash equivalents at end of period	$10.8	$17.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc.’s and its subsidiaries’ (“Koppers” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2007 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

The financial information included herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2007. Koppers Inc. is a wholly-owned subsidiary of Koppers Holdings Inc. (“Koppers Holdings”).

2. New Accounting Guidance

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 changes the classification of noncontrolling, or minority, interests on the balance sheet and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ deficit rather than within the mezzanine or liability sections of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will encompass the total income before minority interest expense or benefit. The income statement will include separate disclosure of the attribution of income between controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our financial statements.

3. Accounting Changes

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and for fiscal years beginning after November 15, 2008 for other non-recurring non-financial assets and liabilities. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

At March 31, 2008, the Company had an interest rate swap valued at $1.2 million and cash surrender values on insurance policies totaling $1.3 million. Both assets are classified as Level 2 in the valuation hierarchy and are measured from quotes and values received from financial institutions.

4. Dividends

On May 7, 2008, the Company’s board of directors declared a quarterly dividend to Koppers Holdings in an amount equivalent to 22 cents per common share of Koppers Holdings common stock. The dividend is payable to Koppers Holdings on or about July 1, 2008.

5. Business Disposition

On July 5, 2007, the Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. Effective as of this date, Koppers Arch was classified as a discontinued operation in the Company’s statement of operations and earnings per share and the Company’s financial statements have been accordingly restated. During a transition period not to exceed 12 months after the closing date, the Company will provide transition services to the buyer, including payroll and certain information technology services. For the three months ended March 31, 2007, Koppers Arch had net sales of $12.5 million and operating profit of $0.7 million.

6. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2008 and 2007 is summarized in the table below:

	Three Months Ended March 31,
	2008	2007
(Dollars in millions)
Net income	$16.2	$13.2
Other comprehensive income (loss):
Change in currency translation adjustment	7.3	2.2
Change in unrecognized pension transition asset, net of tax of $—	—	(0.1)
Change in unrecognized pension net loss, net of tax of $0.4 and $(0.2)	(0.4)	0.3

Total comprehensive income	$23.1	$15.6

7. Accounts Receivable

Accounts receivable, net, as of March 31, 2008 and December 31, 2007 is summarized in the following table:

	March 31, 2008	December 31, 2007
(Dollars in millions)
Accounts receivable	$177.1	$148.2
Less allowance for doubtful accounts	0.2	0.2

Net	$176.9	$148.0

8. Stock-based Compensation

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

On February 6, 2008, Koppers Holdings’ board of directors awarded 23,534 restricted stock units and 47,495 performance stock units to certain employee participants (collectively, the “stock units”) of Koppers Inc. with a grant date of February 25, 2008. Upon vesting, the participants will receive shares of Koppers Holdings’ common stock. The restricted stock units will vest ratably in February 2011, assuming continued employment by the participant. The performance stock units will vest upon the attainment of the applicable performance objective at the end of a three-year measurement period ending on December 31, 2010. The applicable performance objective is based upon a three-year cumulative value creation calculation commencing January 1, 2008. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

Dividends declared on Koppers Holdings’ common stock during the restriction period of the stock units are credited at equivalent value as additional stock units and become payable as additional Koppers Holdings common shares upon vesting. In the event of termination of employment, other than retirement, death or disability, any nonvested stock units are forfeited, including additional stock units credited from dividends. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the stock units over the service period will result. There are special vesting provisions for the stock units related to a change in control.

In accordance with accounting standards, compensation expense for nonvested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock units is the market price of the underlying Koppers Holdings’ common stock on the date of grant.

The following table shows a summary of the performance stock units as of March 31, 2008:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2007 – 2009	—	67,550	101,325
2008 – 2010	—	47,495	71,243

The following table shows a summary of the status and activity of nonvested stock awards for the three months ended March 31, 2008:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2008	136,443	68,450	204,893	$14.28
Granted	23,534	47,495	71,029	$39.99
Credited from dividends	493	1,030	1,523	$33.47
Vested	(5,886)	—	(5,886)	$25.59
Forfeited	(597)	(900)	(1,497)	$25.49

Nonvested March 31, 2008	153,987	116,075	270,062	$20.84

Also on February 6, 2008, the Koppers Holdings’ board of directors awarded 47,712 stock options to certain executive officers which vest and become exercisable in shares of Koppers Holdings’ common stock upon the completion of a three-year service period commencing on the third anniversary of the grant date of February 25, 2008. The stock options have a term of 10 years. In the event of termination of employment, all unvested stock options shall terminate and cease to be outstanding, except to the extent specifically authorized by the plan administrator. There are special vesting provisions for the stock options related to a change in control.

In accordance with accounting standards, compensation expense for unvested stock options is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes-Merton model and the assumptions listed below:

	February 2008 Grant	May 2007 Grant
Grant date price per share of option award	$39.99	$29.97
Expected dividend yield per share	2.00%	2.50%
Expected life in years	6.5	6.5
Expected volatility	40.67%	40.39%
Risk-free interest rate	3.28%	4.45%
Grant date fair value per share of option awards	$14.79	$11.01

The dividend yield is based on the Koppers Holdings’ current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying Koppers Holdings’ common stock. The expected life in years is based on the simplified method permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 which calculates the average of the weighted vesting term and the contractual term of the option. This method was selected due to the lack of historical exercise data with respect to Koppers Holdings. Expected volatility is based on the historical volatility of Koppers Holdings’ common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	60,200	$29.97
Granted	47,712	$39.99

Outstanding at March 31, 2008	107,912	$34.40	9.34	$1.1

Exercisable at March 31, 2008	—	$—	—	$—

Total stock-based compensation expense recognized for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.5	$0.1
Less related income tax benefit	0.2	—

	$0.3	$0.1

As of March 31, 2008, total future compensation expense related to non-vested stock-based compensation arrangements totaled $6.3 million and the weighted-average period over which this cost is expected to be recognized is approximately 29 months.

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

The Company evaluates performance and determines resource allocations based on a number of factors, the primary measure being operating profit or loss from operations. Operating profit does not include equity in earnings of affiliates, other income, interest expense or income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Annual Report on Form 10-K for the year ended December 31, 2007. Intersegment transactions are eliminated in consolidation.

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended March 31,
	2008	2007
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$238.8	$187.2
Railroad & Utility Products	108.7	121.4

Total	$347.5	$308.6

Intersegment revenues:
Carbon Materials & Chemicals	$16.0	$15.9
Railroad & Utility Products	—	—

Total	$16.0	$15.9

Depreciation and amortization expense:
Carbon Materials & Chemicals	$5.9	$6.2
Railroad & Utility Products	1.7	1.8
Corporate	—	0.1

Total	$7.6	$8.1

Operating profit:
Carbon Materials & Chemicals	$24.8	$15.0
Railroad & Utility Products	7.2	12.7

Total	$32.0	$27.7

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	March 31, 2008	December 31, 2007
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$489.7	$466.5
Railroad & Utility Products	150.9	144.2
All other	39.0	39.5

Total	$679.6	$650.2

Goodwill:
Carbon Materials & Chemicals	$61.4	60.3
Railroad & Utility Products	2.3	2.2

Total	$63.7	$62.5

10. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 33.8 percent and 31.1 percent for the three months ended March 31, 2008 and 2007, respectively, There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the first three months of 2008 differs from the U.S. federal statutory rate of 35.0 percent due to the recognition of non-conventional fuel tax credits (-4.2 percent) partially offset by taxes on foreign earnings (+2.6 percent). With respect to the first three months of 2007, the effective tax rate differs from the federal statutory rate primarily due to the recognition of non-conventional fuel tax credits (-5.2 percent) partially offset taxes on foreign earnings (+1.5 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the first quarter, the actual tax provision recognized for 2008 could be materially different from the forecasted annual tax provision as of the end of the first quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

As of March 31, 2008 and December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.3 million. Unrecognized tax benefits totaled $2.7 million as of March 31, 2008 and December 31, 2007. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of March 31, 2008 and December 31, 2007, the Company had accrued approximately $0.4 million for interest and penalties.

11. Inventories

Net inventories as of March 31, 2008 and December 31, 2007 are summarized in the table below:

	March 31, 2008	December 31, 2007
(Dollars in millions)
Raw materials	$114.0	$100.5
Work in process	8.4	8.3
Finished goods	98.0	97.8

	220.4	206.6
Less revaluation to LIFO	29.5	26.9

Net	$190.9	$179.7

12. Property, Plant and Equipment

Property, plant and equipment as of March 31, 2008 and December 31, 2007 are summarized in the table below:

	March 31, 2008	December 31, 2007
(Dollars in millions)
Land	$6.9	$6.8
Buildings	23.6	22.7
Machinery and equipment	550.7	541.8

	581.2	571.3
Less accumulated depreciation	426.1	415.6

Net	$155.1	$155.7

13. Pensions and Postretirement Benefit Plans

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

The Company has frozen its U.S. qualified and corresponding non-qualified defined benefit pension plans for salaried employees effective December 31, 2006. In addition, the Company has recently negotiated “soft” freezes with respect to a number of hourly defined benefit pension plans. Such negotiated agreements preclude new employees from entering the defined benefit pension plans.

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

Expense related to the Company’s defined contribution plans, including the uniform employer contribution described above, totaled $1.5 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

The following table provides the components of net periodic benefit cost for the pension plans for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
(Dollars in millions)
Service cost	$0.8	$0.9
Interest cost	3.0	2.8
Expected return on plan assets	(3.4)	(3.2)
Settlements	(0.1)	—
Amortization of prior service cost	0.1	0.1
Amortization of net loss	0.1	0.4
Amortization of transition asset	(0.1)	(0.1)

Net periodic benefit cost	$0.4	$0.9

The following table provides the components of net periodic benefit cost for the other postretirement benefits for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
(Dollars in millions)
Service cost	$0.1	$0.1
Interest cost	0.2	0.2
Amortization of prior service cost	(0.1)	(0.1)

Net periodic benefit cost	$0.2	$0.2

14. Debt

Debt at March 31, 2008 and December 31, 2007 was as follows:

	Weighted Average Interest Rate	Maturity	March 31, 2008	December 31, 2007
(Dollars in millions)
Senior Secured Revolving Credit Facility	4.27%	2009	$23.0	$12.0
Other revolving credit facilities	6.25%	2008	0.3	9.3
Senior Secured Term Loans	4.58%	2009	28.6	31.6
Senior Secured Notes	9 7/8%	2013	219.5	217.9

Total			271.4	270.8
Less short term debt and current maturities of long-term debt			12.3	21.3

Long-term debt			$259.1	$249.5

Senior Secured Revolving Credit Facility & Term Loans

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $28.6 million at variable rates. The loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of March 31, 2008, the Company had $82.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2008, $19.1 million of commitments were utilized by outstanding letters of credit. In addition, as of March 31, 2008, the Company had outstanding term loans of $28.6 million under the credit facility.

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

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other long-term liabilities and the Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At March 31, 2008 and December 31, 2007, the impact of the interest rate swap increased (decreased) the carrying value of the Senior Secured Notes by $1.2 million and $(0.5) million, respectively.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	March 31, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$18.1	$20.0
Accretion expense	0.4	1.6
Revision in estimated cash flows, net	0.9	3.6
Expenses incurred	(2.3)	(7.3)
Currency translation	—	0.2

Balance at end of period	$17.1	$18.1

For the three months ended March 31, 2008, the Company recorded charges of $1.2 million with respect to revised plant closure and dismantlement costs.

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	March 31, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$8.2	$8.4
Deferred revenue for sales of extended warranties	0.1	0.9
Revenue earned	(0.3)	(1.1)

Balance at end of period	$8.0	$8.2

17. Commitments and Contingent Liabilities

The Company and its subsidiaries are involved in litigation and various proceedings relating to environmental laws and regulations and antitrust, toxic tort, product liability and other matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements.

Legal Proceedings

Product Liability Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 93 plaintiffs in 50 cases pending as of March 31, 2008 which is unchanged from December 31, 2007. As of March 31, 2008, there are a total of 43 cases filed in state court in Pennsylvania, one case each filed in state courts in California, Tennessee, Oregon and Texas, two cases each filed in an Indiana state court and one case filed in the United States District Court for the Eastern District of Tennessee.

The plaintiffs in all 50 pending cases seek to recover compensatory damages, while plaintiffs in 40 cases also seek to recover punitive damages. The plaintiffs in the 43 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum arbitration jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court and the one case filed in the United States District Court for the Eastern District of Tennessee also seek unspecified damages. The plaintiffs in the California state court case seek damages in excess of $2.0 million, while the plaintiff in the Oregon state court case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiffs in one Texas state court case seek damages that are not in excess of $10.0 million. The plaintiffs in the remaining Texas state court case have agreed to dismiss their claims against Koppers Inc. pending execution of final settlement and release documents.

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

Koppers Inc. is currently a defendant in lawsuits in which the plaintiffs allege exposure to benzene, benzene containing products and other products, including oils and solvents sold by Koppers Inc. There are 72 plaintiffs in 10 cases pending as of March 31, 2008 which is unchanged from December 31, 2007. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The plaintiffs in one of these cases seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiff in another case seeks to recover compensatory, punitive and exemplary damages in an unspecified amount in excess of the court’s minimum jurisdictional limit, while the plaintiff in a third case seeks special damages in excess of $50,000. The plaintiffs in the remaining seven of these cases seek to recover compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

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

The plaintiffs in the case in which Koppers Inc. was served in September 2006, seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiffs in the case in which Koppers Inc. was served in October 2006, seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiffs in the case in which Koppers Inc. was joined in May 2007 seek compensatory and punitive damages in excess of $75,000.

The September 2006 case was most recently amended in May 2007 and identified approximately 44 plaintiffs (five of whom have claims against only the BNSF under the Federal Employees Liability Act). In December 2007, these plaintiffs had their claims severed into 29 separate lawsuits, 24 of which remain pending against Koppers Inc. The October 2006 case was amended in April 2007 and identifies a total of 10 plaintiffs, four of whom have claims against only the BNSF. The third case, which is the only one of the three cases filed in Tarrant County, Texas, identifies a total of 93 plaintiffs, of whom 92 are intervenors. Discovery is proceeding in these cases.

Koppers Inc. was named as a defendant in a putative class action lawsuit which sought the establishment of a medical monitoring program and the costs of periodic health screening and diagnostic testing for a class of approximately 7,500 people who have lived or currently live in Somerville, but who have not experienced any diseases. The case was filed in the United States District Court for the Western District of Pennsylvania in October 2007. Plaintiffs alleged that they had been exposed to harmful levels of various toxic chemicals from the Somerville wood treatment plant. Plaintiffs sought unspecified damages, equitable relief, attorneys’ fees and costs. In November 2007, the plaintiffs voluntarily dismissed the case.

Koppers Inc. has been named as a defendant in a lawsuit filed in the Circuit Court of Cook County, Illinois, by approximately 150 current and former residents of Somerville who claim that they have developed personal injuries, illnesses and wrongful deaths as a result of exposure to chemicals and contaminants which they allege have emanated from the Somerville plant. Plaintiffs assert claims for negligence, trespass and willful and wanton conduct against the BNSF and Koppers Inc., and claims for negligence and strict products liability against several manufacturers and suppliers of a wood preservative to the plant. Plaintiffs seek compensatory damages in excess of the court’s jurisdictional limit and unspecified punitive damages and costs. On December 6, 2007, Koppers Inc. filed a notice of removal removing this case from the Circuit Court of Cook County, Illinois, to the United States District Court for the Northern District of Illinois, Eastern Division. On January 4, 2008, plaintiffs filed a motion to remand the case to state court. The motion was denied by the United States District Court on April 11, 2008. Plaintiffs have appealed this denial to the United States Court of Appeals for the Seventh Circuit. Koppers Inc. also has pending a motion to transfer venue to the United States District Court for the Western District of Texas, Austin Division.

Koppers Inc. also has been named as a defendant in six cases that were filed on December 27, 2007, in the 21st and 335th Judicial Districts in Burleson County, Texas. The plaintiffs in these six cases seek compensatory and punitive damages of $75,000. These cases collectively name approximately 544 plaintiffs. The personal injury claims primarily are restatements of claims that had been previously asserted in a case filed in the United States District Court for the Western District of Texas,

Austin Division which was voluntarily dismissed in November 2006. On February 25, 2008, Koppers Inc. removed all six cases from the District Court of Burleson County, Texas, to the United States District Court for the Western District of Texas, Austin Division. On March 26, 2008, plaintiffs filed motions to remand all six cases back to state court. The parties are awaiting a ruling on these motions.

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

Grenada – All Cases. Koppers Inc., together with various co-defendants (including Beazer East), has been named as a defendant in toxic tort lawsuits in state court in Mississippi (see “Grenada – State Court Cases” below) and in federal court in Mississippi (see “Grenada – Federal Court Cases” below) arising from the operation of the Grenada facility. The complaints allege that plaintiffs were exposed to harmful levels of various toxic chemicals, including creosote, pentachlorophenol, polycyclic aromatic hydrocarbons and dioxin, as a result of soil, surface water and groundwater contamination and air emissions from the Grenada facility and, in some cases, from an adjacent manufacturing facility operated by Heatcraft, Inc. Based on the experience of Koppers Inc. in defending previous toxic tort cases, the Company does not believe that the damages sought by the plaintiffs in the state and federal court cases are supported by the facts of the cases. Other than for cases in which a verdict has been rendered (see “Grenada – Federal Court Cases” below), the Company has not provided a reserve for these lawsuits because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. Although Koppers Inc. intends to vigorously defend these cases, there can be no assurance that an unfavorable resolution of these matters will not have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. See “Environmental and Other Liabilities Retained or Assumed by Others” for additional information.

Grenada – Federal Court Cases.

Beck Case – The complaint in this case was originally filed by approximately 110 plaintiffs. Pursuant to an order granting defendants’ motion to sever, the court dismissed the claims of 98 plaintiffs in the Beck case without prejudice to their right to re-file their complaints. In December 2005, 94 of the 98 plaintiffs in the Beck case whose claims were dismissed re-filed their complaints. The plaintiffs in the 94 cases that were re-filed seek compensatory damages from the defendants of at least $5.0 million for each of eight counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages in an unspecified amount for alleged trespass and nuisance). No discovery orders have been issued with respect to the 94 additional cases. The claims of the 12 plaintiffs whose claims were not dismissed are still pending. The 12 remaining plaintiffs seek compensatory damages from the defendants in an unspecified amount and punitive damages of $20.0 million for each of four counts. The court ordered that the claims of the 12 remaining Beck plaintiffs must be tried separately.

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

Ellis Case – There are approximately 1,180 plaintiffs in this case. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of seven counts and punitive damages of at least $10.0 million for each of three counts (in addition to damages for an unspecified amount for trespass and nuisance). The Ellis complaint also requests injunctive relief. These cases have been stayed pending the completion of the trials for the 12 plaintiffs in the Beck case.

Grenada – State Court Cases. The state court cases were brought on behalf of approximately 214 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the plaintiffs in the pending state court cases filed in counties other than Grenada County (approximately 110 cases) be severed and transferred to Grenada County. Plaintiffs’ counsel attempted to transfer ten such cases to Grenada County but all ten cases were dismissed by the Court. Motions to dismiss the remaining plaintiffs in the four non-Grenada County cases are pending. Until the resolution of the motions to dismiss, discovery in the four non-Grenada County cases will remain stayed.

With respect to the state court case that was originally filed in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder. These plaintiffs then filed 104 individual complaints in Grenada County. Of these, 43 have been dismissed to date. Motions for summary judgment on behalf of defendants based on the Mississippi statute of limitations have been filed in 40 of the remaining cases. Motions to dismiss are pending in 4 additional cases for want of prosecution or failure to comply with court orders. Discovery is proceeding in the remaining 17 cases in the Grenada County litigation.

Litigation. In January 2007, Timtech Chemicals Limited (“Timtech”) filed a Statement of Claim in the High Court of New Zealand against a number of corporate and individual defendants, including Koppers Arch Wood Protection (NZ) Limited, Koppers Arch Investments Pty. Limited, Koppers Australia Pty Limited and a number of other corporate and individual defendants. The Company signed a settlement agreement with the plaintiff in the Timtech litigation in April 2008 to settle this matter for $0.3 million. Until July 5, 2007, Koppers Arch Wood Protection (NZ) Limited was a majority-owned subsidiary of Koppers Arch Investments Pty Limited, which was an Australian joint venture 51 percent of which was owned by World-Wide Ventures Corporation (an indirect subsidiary of the Company) and 49 percent of which was owned by Hickson Nederland BV, an affiliate of Arch Chemicals, Inc. Koppers Arch Wood Protection (NZ) Limited manufactured and marketed wood preservative products throughout New Zealand. The Company sold its 51 percent interest in Koppers Arch Investments Pty. Limited and its subsidiaries on July 5, 2007 (see Note 5) to Arch Chemicals, Inc. and has provided an indemnity to the buyer for its share of liabilities, if any, arising from certain litigation and claims including the Timtech litigation and claims arising from the New Zealand Commerce Commission and the Australian Competition and Consumer Commission investigations.

It is possible that other civil claims could be filed against the Company arising from alleged breaches of New Zealand and Australian competition laws. Such other claims, if filed and resolved unfavorably, could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	March 31, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$0.4	$1.2
Expense	—	0.9
Reversal of reserves	(0.1)	(0.1)
Cash expenditures	—	(1.0)
Business divestiture	—	(0.5)
Currency translation	—	(0.1)

Balance at end of period	$0.3	$0.4

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

Contamination has been identified at most of the Company’s manufacturing and other sites. Three sites currently owned and operated by the Company in the United States are listed on the National Priorities List promulgated under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”). Currently, at the properties acquired from Beazer East (which include all of the National Priorities List sites and all but one of the sites permitted under the Resource Conservation and Recovery Act (“RCRA”)), a significant portion of all investigative, cleanup and closure activities are being conducted and paid for by Beazer East pursuant to the terms of the Indemnity. In addition, other of the Company’s sites are or have been operated under RCRA and various other environmental permits, and remedial and closure activities are being conducted at some of these sites.

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

Domestic Environmental Matters. Koppers Inc. was named as a potentially responsible party (a “PRP”) at a CERCLA Superfund site in Amelia, Louisiana in May 2007. A PRP group has been formed; however, the Company’s cost sharing responsibility, if any, has not been determined. Koppers Inc. was named as a PRP at a CERCLA Superfund site in Calvert City, Kentucky in November 2006 and has subsequently joined the PRP group. The Company’s cost sharing responsibility as a member of the PRP group is currently calculated at less than two percent, but is subject to adjustment based on a final allocation agreement to be negotiated among the PRP’s. The Company has provided a reserve for these and other CERCLA sites totaling $0.2 million as of March 31, 2008.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. conducted such investigation in cooperation with Beazer East. The results of the site investigation were received in the fourth quarter of 2006 and were reviewed with IEPA in July 2007. The Company and Beazer East have agreed to enter into the Illinois Voluntary Remediation Program in relation to the owned portion of this site. Remediation on a leased portion of this site is still under discussion. The Company and Beazer East have engaged consultants to assist the Company in preparing a remediation strategy and an estimate of potential costs. The Company has provided a reserve for this matter totaling $1.6 million as of March 31, 2008.

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

In August 2005, the Pennsylvania Department of Environment Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a preliminary settlement of the fine with the PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement. The Company also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, the Company agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, have provided a reserve of $1.6 million as of March 31, 2008. The consent order will likely provide for stipulated penalties for any additional exceedances that occur between the date of the execution of the consent order and the date of completion of such improvements.

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

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination has been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.9 million and the owner of the adjacent property will contribute $5.9 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the property will transfer to the Company. The Company has reserved its expected total remediation costs of $1.9 million at March 31, 2008.

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

With respect to the second facility in Thornton, Australia, an environmental assessment was completed in the second quarter of 2007 which indicated areas of soil contamination which the Company may remediate in preparation for sale. The estimated soil remediation costs range between $1.7 million and $3.4 million. The Company has reserved approximately $2.8 million for remediation costs at these sites which represents its best estimate of groundwater and remaining soil remediation.

Soil and groundwater contamination has been detected at the Company’s facility in Kurnell, Australia. Contaminated soil has been delineated and options for treatment or disposal are being reviewed. Contamination in shallow groundwater has been delineated and will be addressed through enhanced natural attenuation. The Company has reserved $0.5 million for remediation at this site.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	March 31, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$12.5	$5.6
Expense	0.3	7.6
Reversal of reserves	—	(0.1)
Cash expenditures	(0.4)	(1.0)
Business divestiture	—	(0.2)
Currency translation	0.4	0.6

Balance at end at end of period	$12.8	$12.5

Expense for 2008 consisted primarily of accruals related to the Thornton site. Expense for 2007 consisted primarily of accruals for estimated remediation costs at the Stickney, Illinois and Clairton, Pennsylvania tar distillation plants, closed facilities remediation in the U.S. and Australia, estimated remediation costs at the Newcastle tar distillation facility and soil remediation at a site in Australia.

Contingent Liabilities

In 2008, the Company expects to retire from service an owned vessel used to transport carbon material products and raw materials. In connection with this retirement and under a contractual arrangement with the vessel’s operator, the Company may be liable to reimburse the vessel’s operator for severance benefits it pays to its employees. There are a number of uncertainties regarding the obligation to fund such benefits and the extent of the liability, if any, under the contractual arrangement. To the extent the Company determines that it is liable to fund the severance arrangement, the Company has been provided an estimate by the vessel’s operator that the obligation could be as high as $4.0 million. Any such liability, however, can not be definitively determined until such time as the vessel is decommissioned from active service.

The Company has provided a reserve for the estimated amount to settle this matter. An unfavorable resolution of this matter above this amount may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

18. Financial Information for Subsidiary Guarantors

The Company’s payment obligations under the 9 7 /8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) are fully and unconditionally guaranteed on a joint and several basis by Koppers’ (the parent) subsidiaries Koppers Australia Pty. Limited, and Koppers Industries of Delaware, Inc. (collectively, the “Guarantor Subsidiaries”). The Notes have not been guaranteed by Koppers Assurance, Inc., Koppers Europe, KSA Limited Partnership, or Koppers China (collectively, the “Non-Guarantor Subsidiaries”). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$193.3	$52.6	$10.4	$102.9	$(11.7)	$347.5
Cost of sales including depreciation and amortization	170.4	41.5	6.6	92.5	(11.9)	299.1
Selling, general and administrative	8.5	3.7	0.3	3.9	—	16.4

Operating profit	14.4	7.4	3.5	6.5	0.2	32.0
Other income (expense)	14.3	—	7.1	0.2	(21.6)	—

Income before interest expense, income taxes and minority interest	28.7	7.4	10.6	6.7	(21.4)	32.0
Interest expense (income)	7.5	1.5	—	0.3	(2.6)	6.7
Income taxes	5.0	1.8	0.1	1.6	—	8.5
Minority interest	—	—	—	0.6	—	0.6

Net income	$16.2	$4.1	$10.5	$4.2	$(18.8)	$16.2

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$191.8	$40.2	$3.8	$82.9	$(10.1)	$308.6
Cost of sales including depreciation and amortization	170.4	32.8	—	73.3	(10.2)	266.3
Selling, general and administrative	8.1	3.4	—	3.1	—	14.6

Operating profit	13.3	4.0	3.8	6.5	0.1	27.7
Other income (expense)	13.0	—	2.3	0.4	(15.6)	0.1

Income before interest expense, income taxes and minority interest	26.3	4.0	6.1	6.9	(15.5)	27.8
Interest expense (income)	9.0	1.1	0.1	0.1	(2.6)	7.7
Income taxes	4.1	1.1	0.1	0.9	—	6.2
Minority interest	—	—	—	0.8	—	0.8

Income from continuing operations	13.2	1.8	5.9	5.1	(12.9)	13.1
Discontinued operations	—	—	—	0.1	—	0.1

Net income	$13.2	$1.8	$5.9	$5.2	$(12.9)	$13.2

Condensed Consolidating Balance Sheet

March 31, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$—	$1.7	$—	$9.1	$—	$10.8
Short-term investments	—	—	—	2.1	—	2.1
Accounts receivable, net	138.0	25.9	379.3	100.8	(467.0)	177.0
Inventories	97.0	42.2	—	51.7	—	190.9
Deferred income tax benefits	20.0	—	(1.5)	—	—	18.5
Other current assets	11.7	3.2	0.1	5.5	—	20.5

Total current assets	266.7	73.0	377.9	169.2	(467.0)	419.8
Equity investments	419.3	17.4	15.9	1.8	(450.3)	4.1
Property, plant and equipment, net	81.3	34.3	—	39.5	—	155.1
Goodwill	36.9	17.8	—	9.0	—	63.7
Deferred income tax benefits	53.4	1.2	(38.8)	0.8	—	16.6
Other noncurrent assets	17.1	1.8	—	1.4	—	20.3

Total assets	$874.7	$145.5	$355.0	$221.7	$(917.3)	$679.6

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$399.5	$66.9	$9.1	$108.1	$(467.0)	$116.6
Accrued liabilities	31.6	19.0	0.2	22.9	—	73.7
Short-term debt and current portion of long-term debt	12.0	—	—	0.3	—	12.3

Total current liabilities	443.1	85.9	9.3	131.3	(467.0)	202.6
Long-term debt	259.1	—	—	—	—	259.1
Other long-term liabilities	27.0	0.4	0.1	35.0	(0.1)	62.4

Total liabilities	729.2	86.3	9.4	166.3	(467.1)	524.1
Minority interest	—	—	—	10.0	—	10.0
Stockholder’s equity	145.5	59.2	345.6	45.4	(450.2)	145.5

Total liabilities and stockholder’s equity	$874.7	$145.5	$355.0	$221.7	$(917.3)	$679.6

Condensed Consolidating Balance Sheet

December 31, 2007

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$—	$5.9	$—	$11.5	$—	$17.4
Short-term investments	—	—	—	2.1	—	2.1
Accounts receivable, net	124.1	21.0	361.6	92.8	(451.4)	148.1
Inventories	87.5	44.0	—	48.4	(0.2)	179.7
Deferred income tax benefits	20.0	—	(1.5)	—	—	18.5
Other current assets	11.1	3.5	—	7.7	—	22.3

Total current assets	242.7	74.4	360.1	162.5	(451.6)	388.1
Equity investments	398.3	16.7	16.1	1.6	(428.5)	4.2
Property, plant and equipment, net	83.2	33.2	—	39.3	—	155.7
Goodwill	36.9	17.0	—	8.6	—	62.5
Deferred income tax benefits	55.1	0.9	(38.8)	0.8	—	18.0
Other noncurrent assets	17.8	2.4	—	1.5	—	21.7

Total assets	$834.0	$144.6	$337.4	$214.3	$(880.1)	$650.2

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$389.9	$71.3	$4.4	$99.0	$(451.5)	$113.1
Accrued liabilities	26.3	15.2	0.4	22.9	—	64.8
Short term debt and current portion of long-term debt	12.0	—	—	9.3	—	21.3

Total current liabilities	428.2	86.5	4.8	131.2	(451.5)	199.2
Long-term debt	249.5	—	—	—	—	249.5
Other long-term liabilities	29.4	0.3	(0.1)	35.5	0.1	65.2

Total liabilities	707.1	86.8	4.7	166.7	(451.4)	513.9
Minority interest	—	—	—	9.4	—	9.4
Stockholder’s equity	126.9	57.8	332.7	38.2	(428.7)	126.9

Total liabilities and stockholder’s equity	$834.0	$144.6	$337.4	$214.3	$(880.1)	$650.2

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$(1.3)	$(3.8)	$—	$7.3	$—	$2.2
Cash provided by (used in) investing activities:
Capital expenditures	(2.4)	(0.7)	—	(1.3)	—	(4.4)
Net cash proceeds from divestitures and asset sales	0.3	—	—	—	—	0.3

Net cash (used in) investing activities	(2.1)	(0.7)	—	(1.3)	—	(4.1)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	11.0	—	—	(9.2)	—	1.8
Net borrowings (repayments) of long-term debt	(3.0)	—	—	—	—	(3.0)
Dividends paid	(3.5)	—	—	—	—	(3.5)

Net cash provided by (used in) financing activities	4.5	—	—	(9.2)	—	(4.7)
Effect of exchange rates on cash	(1.1)	0.3	—	0.8	—	—

Net increase (decrease) in cash and cash equivalents	—	(4.2)	—	(2.4)	—	(6.6)
Cash and cash equivalents at beginning of year	—	5.9	—	11.5	—	17.4

Cash and cash equivalents at end of year	$—	$1.7	$—	$9.1	$—	$10.8

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$6.7	$(3.8)	$—	$0.9	$—	$3.8
Cash provided by (used in) investing activities:
Capital expenditures	(1.4)	(2.8)	—	(0.6)	—	(4.8)
Net cash proceeds from divestitures and asset sales	—	—	—	0.2	—	0.2

Net cash (used in) investing activities	(1.4)	(2.8)	—	(0.4)	—	(4.6)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	1.5	—	—	(0.3)	—	1.2
Net borrowings (repayments) of long-term debt	(3.0)	—	—	(0.3)	—	(3.3)
Dividends paid	(3.9)	—	—	—	—	(3.9)

Net cash provided by (used in) financing activities	(5.4)	—	—	(0.6)	—	(6.0)
Effect of exchange rates on cash	0.1	(0.1)	—	(0.5)	—	(0.5)

Net increase (decrease) in cash and cash equivalents	—	(6.7)	—	(0.6)	—	(7.3)
Cash and cash equivalents at beginning of year	—	6.6	—	17.8	—	24.4

Cash and cash equivalents at end of year	$—	$(0.1)	$—	$17.2	$—	$17.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements concerning trends or events potentially affecting the businesses of Koppers. These statements typically contain words such as “believes”, “anticipates”, “expects”, “estimates”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely”, or other similar words indicating that future outcomes are uncertain. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, although not necessarily all factors, which would cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting our business, see Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Part I as well as the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company operates two principal businesses, Carbon Materials & Chemicals (“CM&C”) and Railroad & Utility Products (“R&UP”). Through the Company’s Carbon Materials & Chemicals business, Koppers believes it is the largest distiller of coal tar in North America, Australia, the United Kingdom and Scandinavia. The Company processes coal tar into a variety of products, including carbon pitch, creosote and phthalic anhydride, which are critical intermediate materials in the production of aluminum, the pressure treatment of wood and the production of plasticizers and specialty chemicals, respectively. Through its Railroad & Utility Products business, Koppers believes it is the largest North American supplier of railroad crossties. The Company’s other commercial wood treatment products include the provision of utility poles to the electric and telephone utility industries.

The CM&C business has entered into a number of strategic transactions during the last two years to expand and focus on its core business related to coal tar distillation and derived products. In November 2007, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”) was established and is constructing and will operate a new tar distillation facility in the Hebei Province near the Jingtang Port with a distillation capacity of 300,000 metric tons. The Company holds a 30 percent investment in TKK which is expected to complete construction in late 2008 with production ramping up in 2009. In December 2007, the Company announced the approval of a project to expand the capacity of its existing 60-percent owned tar distillation plant in Tangshan, China from 150,000 metric tons to 200,000 metric tons. The expansion is expected to become operational in late 2008.

In July 2007, the Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. Effective as of this date, Koppers Arch was classified as a discontinued operation in our statement of operations and earnings per share and the financial statements have been accordingly restated. Koppers Arch was a manufacturer of timber presentation chemicals.

Outlook

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

Raw material prices have increased over the past several years, including primary feedstocks: coal tar, coal and lumber. Many of the Company’s sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed the Company to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs, such as those occurring during 2007 and 2006, have resulted in margin dilution because only the increased cost is passed on to the customer. The Company believes that the global restructuring of the CM&C business has stabilized with respect to the North American and European markets, and that future expansion of the aluminum (and carbon pitch) markets will be primarily in Asian and Middle Eastern countries. The Company expects to expand into these markets to the extent that the economics justify such expansion. Conditions in the U.S. economy may have an impact on the demand for certain products, particularly coal tar chemicals, which are used in various applications related to consumer products and the housing industry. Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Denmark, China and the United Kingdom. In the event this trend reverses, net sales could decline if volumes do not increase.

In addition to the normal seasonal impacts associated with crosstie procurement, the Company has seen a reduction in purchasing by the railroads in order to reduce their crosstie inventories. The reduction is due to accelerated buying by the railroads during 2007 which increased their inventories above normal levels, coupled with an uncertain economic climate thus far in 2008. The Company anticipates that the reduction in purchases by the railroads in the first quarter will continue into the second quarter of 2008. Current expectations are that crosstie purchases by the railroads will return to more normalized levels during the second half of the year; however uncertainty associated with the North American economic climate could impact the level of purchasing activity from the railroads during the remainder of 2008.

Seasonality and Effects of Weather on Operations

The Company’s quarterly operating results fluctuate due to a variety of factors that are outside its control, including inclement weather conditions, which in the past have affected operating results. Operations at several facilities have been halted for short periods of time during the winter months. Moreover, demand for some of the Company’s products declines during periods of inclement weather. As a result of the foregoing, the Company anticipates that it may experience material fluctuations in quarterly operating results. Historically, the Company’s operating results can be significantly lower in the first and fourth calendar quarters as compared to the second and third calendar quarters. The Company expects this seasonality trend to continue in future periods.

Results of Operations

Consolidated Results

Net sales for the three months ended March 31, 2008 and 2007 are summarized by segment in the following table:

	Three Months Ended March 31,		Net Change
	2008	2007
(Dollars in millions)
Carbon Materials & Chemicals	$238.8	$187.2	+28%
Railroad & Utility Products	108.7	121.4	-10%

	$347.5	$308.6	+13%

CM&C net sales increased by $51.6 million or 28 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+4%	+5%	+2%	+11%
Distillates(b)	+3%	+1%	+1%	+5%
Coal Tar Chemicals(c)	+1%	+2%	+1%	+4%
Other(d)	+1%	+5%	+2%	+8%

Total CM&C	+9%	+13%	+6%	+28%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, furnace coke, benzole, freight and other products.

Carbon materials’ prices increased in the U.S., Australia and China as customer prices were increased in response to substantially higher raw material costs. An increase in carbon materials sales volume was realized in Europe, China and the U.S. Increases in Europe primarily resulted from sales to a new anode facility in Scandinavia and increases in China were realized due to increased export activity.

Distillate pricing improved in the quarter ended March 31, 2008 due to price increases in carbon black feedstock prices in Europe totaling three percent and creosote prices in the U.S. totaling one percent. Increases in carbon black feedstock and creosote are consistent with higher worldwide oil prices. The increase in distillate sales volume is due primarily to increased creosote sales in the U.S. and Australia totaling two percent partially offset by lower carbon black feedstock volumes in Europe of one percent.

For coal tar chemicals, increases in phthalic anhydride prices and volumes resulted in a sales increase of one percent and two percent, respectively. With respect to other products, carbon black volumes and freight increased two percent each as compared to the prior year quarter.

R&UP net sales decreased by $12.7 million or 10 percent due to the following changes in volume and pricing:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	—%	-8%	—%	-8%
TSO Crossties(b)	+1%	-2%	—%	-1%
Distribution Poles	—%	—%	+1%	+1%
Other(c)	+2%	-4%	—%	-2%

Total R&UP	+3%	-14%	+1%	-10%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, freight and other treated and untreated lumber products.

Sales volume decreases of untreated railroad crossties totaled six percent in the quarter ended March 31, 2008 due to capital purchasing reductions by the Class 1 railroads and reduced raw material availability due to weather and a weak timber market. Treated railroad crossties decreased by two percent in the quarter ended March 31, 2008 due to reduced demand by Class 1 railroads partially offset by increased export volumes. Decreases in other crosstie services totaled four percent in the quarter ended March 31, 2008.

Cost of sales as a percentage of net sales was 84 percent for the quarter ended March 31, 2008 and for the quarter ended March 31, 2007. Overall, cost of sales increased by $33.3 million when compared to the prior year period due primarily to higher raw material costs and volumes and foreign exchange.

Depreciation and amortization for the quarter ended March 31, 2008 was $0.5 million lower when compared to the prior year period partially due to reduced amortization of intangible assets.

Selling, general and administrative expenses for the quarter ended March 31, 2008 were $1.8 million higher when compared to the prior year period primarily due to increased costs associated with stock-based compensation programs, salary and management incentive expense and investment in sales and administrative functions in China. Partially offsetting these increases are insurance recoveries for previously incurred legal expenses and settlements related to product liability litigation.

Interest expense for the quarter ended March 31, 2008 was $1.0 million lower when compared to the prior year period primarily due to lower average borrowings and lower average interest rates on revolving credit facilities and term debt. Lower average borrowings resulted from debt reductions funded by cash flows from operations and the net proceeds from the sale of Koppers Arch in July 2007.

Income taxes for the quarter ended March 31, 2008 were $2.3 million higher when compared to the prior year period primarily due to the increase in pretax income of $5.2 million and an increase in the effective income tax rate. The Company’s effective income tax rate for the quarter ended March 31, 2008 was 33.8 percent as compared to the prior year period of 31.1 percent. The increase in the effective tax rate is primarily due to the recognition of non-conventional fuel credits having a proportionately less favorable effect on the current year period’s effective tax rate.

Segment Results

Segment operating profit for the three months ended March 31, 2008 and 2007 are summarized by segment in the following table:

	Three Months Ended March 31,		% Change
	2008	2007
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$24.8	$15.0	+65%
Railroad & Utility Products	7.2	12.7	-43%

	$32.0	$27.7	+16%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	10.4%	8.0%	+2.4%
Railroad & Utility Products	6.6%	10.5%	-3.9%

	9.1%	8.9%	+0.2%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended March 31, 2008 and 2007 is summarized in the following table:

	Three months ended March 31,		% Change
	2008	2007
(Dollars in millions)
Net sales:
North America	$109.7	$96.2	+14%
Europe	67.9	50.6	+34%
Australia	43.7	30.2	+45%
China	17.7	12.8	+38%
Intrasegment	(0.2)	(2.6)	-92%

	$238.8	$187.2	+28%

Operating profit:
North America	$13.3	$7.7	+73%
Europe	5.1	2.4	+113%
Australia	4.9	3.5	+40%
China	1.3	1.3	—%
Intrasegment	0.2	0.1	+100%

	$24.8	$15.0	+65%

North American CM&C sales increased by $13.5 million due primarily to higher prices for carbon pitch and phthalic anhydride totaling $7.3 million and higher volumes of carbon pitch, creosote and phthalic anhydride of $6.9 million. These increases were partially offset by lower volumes of furnace coke of $1.8 million. Operating profit as a percentage of net sales increased to 12 percent from eight percent between periods reflecting an increase in pricing for carbon pitch and phthalic anhydride due primarily to higher raw material costs and higher contract pricing.

European CM&C sales increased by $17.3 million due primarily to higher volumes of carbon pitch and benzole totaling $6.6 million and higher prices for carbon black feedstock and benzole totaling $5.8 million. In addition, currency exchange rate changes contributed $4.4 million to increased sales. Operating profit as a percentage of net sales increased to eight percent from five percent as a result of higher pricing for naphthalene, benzole and carbon black feedstock as a result of higher petroleum prices.

Australian CM&C sales increased by $13.5 million due primarily to higher prices for carbon pitch and higher volumes for carbon black which totaled $5.2 million. The increase in volume for carbon black is a result of the plant expansion project at the Company’s carbon black plant becoming fully operational. Currency exchange rate changes contributed $6.1 million to increased sales. Operating profit as a percentage of net sales was 11 percent for the three months ended March 31, 2008 as compared to 12 percent for the prior period.

Chinese CM&C sales increased by $4.9 million due primarily to higher volumes of carbon pitch totaling $2.9 million and higher volumes of other products, principally distillates, totaling $2.4 million. Currency exchange rate changes contributed $1.5 million to increased sales. Operating profit as a percentage of net sales was seven percent for the three months ended March 31, 2008 as compared to ten percent for the prior period. The decrease in operating margin is due primarily to mix of products and investment in sales and administrative functions in China.

Railroad & Utility Products operating profit for the quarter ended March 31, 2008 decreased by $5.5 million as compared to the prior period primarily as a result of lower sales of treated and untreated railroad crossties and lower operating profit margins. Operating profit as a percentage of net sales decreased to seven percent from 11 percent between periods due to lower production and procurement levels for railroad crossties, declining margins with respect to distribution poles from lower production volumes and higher fuel costs and the impact of increases in allocated selling, general and administrative expenses.

Cash Flow

Net cash provided by operating activities was $2.2 million for the quarter ended March 31, 2008 as compared to net cash provided by operating activities of $3.8 million for the quarter ended March 31, 2007. The decrease of $1.6 million in net cash provided by operations is due primarily to increased working capital requirements due to higher raw material costs and increased sales.

Net cash used by investing activities was $4.1 million for the quarter ended March 31, 2008 as compared to net cash used by investing activities of $4.6 million for the quarter ended March 31, 2007. Capital expenditures in 2008 are expected to total approximately $35.0 million, including expenditures for the Company’s 30 percent interest in the new coal tar distillation joint venture in China but excluding acquisitions.

Net cash used by financing activities was $4.7 million for the quarter ended March 31, 2008 as compared to net cash used by financing activities of $6.0 million for the quarter ended March 31, 2007. Net repayment of debt totaled $1.2 million in the quarter ended March 31, 2008.

Dividends paid were $3.5 million in the quarter ended March 31, 2008 as compared to dividends paid of $3.9 million for the quarter ended March 31, 2007.

On May 7, 2008, the Company’s board of directors declared a quarterly dividend to Koppers Holdings in an amount equivalent to 22 cents per common share of Koppers Holdings common stock. The dividend is payable to Koppers Holdings on or about July 1, 2008.

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

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15.0 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of March 31, 2008, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $137.6 million.

Liquidity

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $28.6 million at variable rates. The senior secured credit facility expires in December 2009. Amounts outstanding under the senior secured credit agreement are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The revolving credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of March 31, 2008, the Company had $82.9 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of March 31, 2008, $19.1 million of commitments were utilized by outstanding letters of credit. In addition, as of March 31, 2008, the Company had outstanding term loans of $28.6 million under the credit facility.

The following table summarizes Koppers estimated liquidity as of March 31, 2008:

(Dollars in millions)
Cash and cash equivalents	$10.8
Amount available under senior secured credit facility	82.9
Amount available under other credit facilities	14.2

Total estimated liquidity	$107.9

The Company’s estimated liquidity was $116.2 million at December 31, 2007. The decrease in estimated liquidity from that date is primarily due to a reduction in cash and cash equivalents.

The Company’s need for cash in the next twelve months relates primarily to contractual obligations which include debt service, purchase commitments and operating leases, as well as for working capital, capital maintenance programs and mandatory defined benefit plan funding. The Company may also use cash to pursue potential strategic acquisitions. The Company believes that its cash flow from operations and available borrowings under the senior secured credit facility will be sufficient to fund its anticipated liquidity requirements for at least the next twelve months. In the event that the foregoing sources are not sufficient to fund the Company’s expenditures and service its indebtedness, the Company would be required to raise additional funds.

Cash Flows from Discontinued Operations

The cash flows related to Koppers Arch for the three months ended March 31, 2007 have not been restated in the condensed consolidated statement of cash flows. The net cash inflows of Koppers Arch totaled $0.3 million for the three months ended March 31, 2007. In connection with the sale of our 51 percent interest in Koppers Arch, we have provided an indemnity to the buyer for our share of liabilities, if any, arising from certain litigation and claims existing at July 5, 2007. Our financial exposure pursuant to this indemnity is capped at a monetary limit and is subject to time limitations.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at March 31, 2008 was 2.85 to 1.0.

¡

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods as specified in the table below. The total leverage ratio at March 31, 2008 was 1.75 to 1.0:

Fiscal Quarters Ended	Ratio
August 15, 2005 through June 30, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

The Company is currently in compliance with all covenants in the credit agreement governing the senior secured revolving credit facility.

At March 31, 2008, Koppers Inc. had $218.3 million outstanding of Senior Secured Notes (excluding adjustment for related interest rate swap). The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indentures governing the Senior Secured Notes.

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

We have based our determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of March 31, 2008 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of our subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of March 31, 2008:

Subsidiary	Applicable Value as of March 31, 2008	Net Fair Value as of March 31, 2008	Net Book Value as of March 31, 2008
(Dollars in millions)
World-Wide Ventures Corp.(1)	$193.3	$193.3	$67.4
Koppers Australia Holding Company Pty Ltd.(2)	137.4	137.4	58.7
Koppers Australia Pty Ltd.	137.4	137.4	58.7
Koppers Redemption, Inc.	—	—	—
Koppers Delaware, Inc.	73.1	73.1	67.6
Koppers Assurance, Inc.	(14.6)	(14.6)	(38.5)
Koppers Concrete Products, Inc.	0.1	(0.1)	0.1
Concrete Partners, Inc.	5.8	(1.8)	5.8
Koppers Europe ApS	58.1	58.1	8.7

(1)	The assets of World-Wide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

Based upon the foregoing, the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc. exceeded the Collateral Threshold of $43.7 million as of March 31, 2008. Further, we believe that, based upon the significant differences between the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS, Koppers Delaware, Inc., and the Collateral Threshold as of March 31, 2007 (there have been no significant changes in the operations of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc. since that date), we have determined that the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc. currently exceed the Collateral Threshold. As a result, the pledges of capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc. are automatically reduced to the extent that the Applicable Value exceeds the Collateral Threshold.

In respect of Koppers Concrete Products, Inc. and Concrete Partners, Inc., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., Koppers Redemption, Inc., Koppers Assurance, Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. We have calculated the estimated market value of our subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended March 31, 2008, and multiplying this EBITDA by a multiple used by Koppers Holdings for the initial public offering price in February 2006, based on the fact that the value of Koppers Holdings’ shares were based upon the performance of its wholly owned subsidiary, Koppers Inc. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of our subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of our subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of March 31, 2008 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of World-Wide Ventures Corp., Koppers Australia Holding Company Pty. Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc., would have to decrease in order for the capital stock of each of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc., that is currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(Dollars in millions)
World-Wide Ventures Corp.	$(149.7)
Koppers Europe ApS	(14.4)
Koppers Delaware, Inc.	(29.4)
Koppers Australia Holding Company Pty Ltd.	(93.8)
Koppers Australia Pty Ltd.	(93.8)
Concrete Partners, Inc.	37.9
Koppers Concrete Products, Inc.	43.5
Koppers Redemption, Inc.	43.7
Koppers Assurance, Inc.	58.2

Legal Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

The information set forth in Note 2 to the Condensed Consolidated Financial Statements of Koppers Inc. is hereby incorporated by reference.

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Environmental and Other Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of Part I is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the disclosure on this matter made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

KOPPERS Inc. (REGISTRANT)

Date: May 9, 2008	By:	/s/ BRIAN H. MCCURRIE

Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)