Form 10-Q
period 2008-06-30
KOPPERS INC
filed 2008-08-07
CIK 916075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of June 30, 2008, the registrant did not have a class of voting shares held by non-affiliates.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$375.3	$326.7	$706.5	$617.3
Cost of sales (excluding items below)	306.1	258.4	581.8	501.6
Depreciation and amortization	6.4	7.2	13.3	14.5
Selling, general and administrative expenses	15.5	16.1	32.0	30.7

Operating profit	47.3	45.0	79.4	70.5
Other income (loss)	(0.3)	—	(0.3)	0.1

Income before interest expense, income taxes and minority interest	47.0	45.0	79.1	70.6
Interest expense	6.1	8.0	12.8	15.7

Income before income taxes and minority interest	40.9	37.0	66.3	54.9
Income taxes	14.6	13.6	24.2	20.3
Minority interest	0.4	0.6	1.0	1.3

Income from continuing operations	25.9	22.8	41.1	33.3
Income from discontinued operations, net of tax benefit of $(0.9), $(1.0), $(2.0) and $(1.3)	2.0	2.6	3.0	5.3

Net income	$27.9	$25.4	$44.1	$38.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$9.2	$16.8
Short-term investments	2.2	2.1
Accounts receivable, net of allowance of $0.2 and $0.2	194.1	140.0
Receivable from Parent	1.0	0.1
Inventories, net	180.3	171.9
Deferred tax benefit	18.5	18.5
Assets of discontinued operations held for sale	17.5	16.4
Other current assets	14.6	22.3

Total current assets	437.4	388.1
Equity in non-consolidated investments	5.8	4.2
Property, plant and equipment, net	148.9	145.2
Goodwill	64.6	62.5
Deferred tax benefit	18.6	23.3
Assets of discontinued operations held for sale	4.7	5.2
Other assets	19.8	21.7

Total assets	$699.8	$650.2

Liabilities
Accounts payable	$106.8	$103.6
Payable to Parent	8.3	3.8
Accrued liabilities	69.6	63.7
Liabilities of discontinued operations held for sale	7.0	6.8
Short-term debt and current portion of long-term debt	12.0	21.3

Total current liabilities	203.7	199.2
Long-term debt	255.5	249.5
Other long-term liabilities	62.0	65.2

Total liabilities	521.2	513.9
Commitments and contingent liabilities (Note 17)
Minority interest	8.0	9.4
Stockholder’s Equity
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; one share issued and outstanding	—	—
Additional paid-in capital	125.2	125.1
Receivable from Director for purchase of Common Stock	—	(0.6)
Retained earnings (deficit)	20.7	(10.2)
Accumulated other comprehensive income	24.7	12.6

Total stockholder’s equity	170.6	126.9

Total liabilities and stockholder’s equity	$699.8	$650.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
(Dollars in millions)	(Unaudited)
Cash provided by (used in) operating activities	18.8	28.8
Cash provided by (used in) investing activities:
Capital expenditures	(14.3)	(10.9)
Acquisitions	—	(3.3)
Net cash proceeds from divestitures and asset sales	0.2	0.4

Net cash used in investing activities	(14.1)	(13.8)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	178.5	164.7
Repayments of revolving credit	(176.0)	(164.6)
Repayments of long-term debt	(6.0)	(6.4)
Payment of deferred financing costs	—	(0.1)
Dividends paid	(8.1)	(7.4)

Net cash used in financing activities	(11.6)	(13.8)
Effect of exchange rate changes on cash	0.1	0.3

Net increase (decrease) in cash and cash equivalents	(6.8)	1.5
Add: Cash of assets held for sale at beginning of year	0.6	1.2
Less: Cash of assets held for sale at end of period	(1.4)	(2.6)
Cash and cash equivalents at beginning of year	16.8	23.2

Cash and cash equivalents at end of period	$9.2	$23.3

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

At June 30, 2008, the Company had an interest rate swap valued at $(0.4) million and cash surrender values on insurance policies totaling $1.3 million. Both assets are classified as Level 2 in the valuation hierarchy and are measured from quotes and values received from financial institutions.

4. Dividends and Share Repurchases

On August 6, 2008, the Company’s board of directors declared a quarterly dividend to Koppers Holdings Inc. (“Koppers Holdings”) in an amount equivalent to 22 cents per common share of Koppers Holdings common stock. The dividend is payable to Koppers Holdings on or about October 2, 2008.

5. Discontinued Operations

In June 2008, the board of directors authorized management to pursue the sale of Koppers Monessen Partners LP (“Monessen”). Monessen is a metallurgical furnace coke facility that is 95 percent-owned by the Company (which serves as the general partner) and five percent owned by a limited partner. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and its assets and liabilities were reclassified as “held for sale” in the balance sheet. Accordingly, the Company’s financial statements and earnings per share have been restated for prior periods.

On August 3, 2008, the Company and a limited partner signed a definitive agreement to sell Monessen to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.7 million, subject to post-closing adjustments for changes in working capital. Net cash proceeds to the Company, after deduction for the limited partner interest, taxes and transaction costs, are estimated to be approximately $90.0 million. The transaction, which is expected to close by the end of the year, is subject to regulatory approval and assignment of certain rights by the Pennsylvania Department of Environmental Protection that could take up to 60 days to complete. The Company expects to recognize, before post-closing adjustments, an after-tax gain of approximately $85.0 million.

On July 5, 2007, the Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. Effective as of this date, Koppers Arch was classified as a discontinued operation in the Company’s statement of operations and earnings per share and the Company’s financial statements have been accordingly restated for prior periods.

The following table reflects the operating results of the businesses reported as discontinued operations for the three and six months ended June 30, 2008 and 2007:

Three Months Ended June 30, 2008	Net Sales	Operating Profit	Net Income
(Dollars in millions)
Monessen	$17.0	$1.2	$2.0

Three Months Ended June 30, 2007	Net Sales	Operating Profit	Net Income
(Dollars in millions)
Monessen	$18.7	$1.6	$2.6
Koppers Arch	14.5	0.3	—

Discontinued operations	$33.2	$1.9	$2.6

Six Months Ended June 30, 2008	Net Sales	Operating Profit	Net Income
(Dollars in millions)
Monessen	$33.3	$1.1	$3.0

Six Months Ended June 30, 2007	Net Sales	Operating Profit	Net Income
(Dollars in millions)
Monessen	$36.7	$3.8	$5.2
Koppers Arch	27.1	1.0	0.1

Discontinued operations	$63.8	$4.8	$5.3

The following table summarizes the net assets held for disposal as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
(Dollars in millions)
Cash and cash equivalents	$1.4	$0.6
Accounts receivable	7.5	8.0
Inventories, net	8.6	7.8

Total current assets of discontinued operations held for sale	17.5	16.4
Property, plant and equipment, net	9.3	10.5
Deferred tax benefit	(4.6)	(5.3)

Total assets of discontinued operations held for sale	$22.2	$21.6

Accounts payable	$4.9	$5.7
Accrued liabilities	2.1	1.1

Total liabilities of discontinued operations held for sale	$7.0	$6.8

6. Comprehensive Income

Total comprehensive income for the three and six months ended June 30, 2008 and 2007 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Dollars in millions)
Net income	$27.9	$25.4	$44.1	$38.6
Other comprehensive income (loss):
Change in currency translation adjustment	5.2	5.3	12.5	7.5
Change in unrecognized pension transition asset, net of tax	(0.1)	—	(0.1)	(0.1)
Change in unrecognized pension net loss, net of tax	0.1	0.2	(0.3)	0.5

Total comprehensive income	$33.1	$30.9	$56.2	$46.5

7. Accounts Receivable

Accounts receivable, net, as of June 30, 2008 and December 31, 2007 is summarized in the following table:

	June 30, 2008	December 31, 2007
(Dollars in millions)
Accounts receivable	$194.3	$140.2
Less allowance for doubtful accounts	0.2	0.2

Net	$194.1	$140.0

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

On February 6, 2008, the Koppers Holdings’ board of directors awarded 23,534 restricted stock units and 47,495 performance stock units to certain employee participants (collectively, the “stock units”) of Koppers Inc. with a grant date of February 25, 2008. Upon vesting, the participants will receive shares of Koppers Holdings’ common stock. The restricted stock units will vest ratably in February 2011, assuming continued employment by the participant. The performance stock units will vest upon the attainment of the applicable performance objective at the end of a three-year measurement period ending on December 31, 2010. The applicable performance objective is based upon a three-year cumulative value creation calculation commencing January 1, 2008. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

Dividends declared on the Koppers Holdings’ common stock during the restriction period of the stock units are credited at equivalent value as additional stock units and become payable as additional Koppers Holdings’ common shares upon vesting. In the event of termination of employment, other than retirement, death or disability, any non-vested stock units are forfeited, including additional stock units credited from dividends. In the event of termination of employment due to retirement, death or disability, pro-rata vesting of the stock units over the service period will result. There are special vesting provisions for the stock units related to a change in control.

In accordance with accounting standards, compensation expense for non-vested stock units is recorded over the vesting period based on the fair value at the date of grant. The fair value of stock units is the market price of the underlying Koppers Holdings’ common stock on the date of grant.

The following table shows a summary of the performance stock units as of June 30, 2008:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2007 – 2009	—	65,500	98,250
2008 – 2010	—	47,495	71,243

The following table shows a summary of the status and activity of non-vested stock awards for the three months ended June 30, 2008:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2008	136,443	68,450	204,893	$14.28
Granted	23,534	47,495	71,029	$39.99
Credited from dividends	493	1,030	1,523	$33.47
Vested	(6,183)	—	(6,183)	$25.59
Forfeited	(5,107)	(2,210)	(7,317)	$13.43

Nonvested June 30, 2008	149,180	114,765	263,945	$21.07

Also on February 6, 2008, the board of directors awarded 47,712 stock options to certain executive officers which vest and become exercisable upon the completion of a three-year service period commencing on the third anniversary of the grant date of February 25, 2008. The stock options have a term of 10 years. In the event of termination of employment, all unvested stock options shall terminate and cease to be outstanding, except to the extent specifically authorized by the plan administrator. There are special vesting provisions for the stock options related to a change in control.

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

The dividend yield is based on the Koppers Holdings’ current and prospective dividend rate which calculates a continuous dividend yield based upon the market price of the underlying common stock. The expected life in years is based on the simplified method permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 107 which calculates the average of the weighted vesting term and the contractual term of the option. This method was selected due to the lack of historical exercise data with respect to the Company. Expected volatility is based on the historical volatility of the Koppers Holdings’ common stock and the historical volatility of certain other similar public companies. The risk-free interest rate is based on U.S. Treasury bill rates for the expected life of the option.

The following table shows a summary of the status and activity of stock options for the three months ended June 30, 2008:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2008	60,200	$29.97
Granted	47,712	$39.99
Exercised	(806)	$29.97
Forfeited	(1,794)	$29.97

Outstanding at June 30, 2008	105,312	$34.51	9.17	$0.8

Exercisable at June 30, 2008	—	$—	—	$—

Total stock-based compensation expense recognized for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$0.7	$0.3	$1.2	$0.5
Less related income tax benefit	0.3	0.1	0.5	0.2

	$0.4	$0.2	$0.7	$0.3

As of June 30, 2008, total future compensation expense related to non-vested stock-based compensation arrangements totaled $5.5 million and the weighted-average period over which this cost is expected to be recognized is approximately 27 months.

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

The Company’s Carbon Materials & Chemicals segment is primarily a supplier of carbon pitch, phthalic anhydride, creosote, carbon black and carbon black feedstock. Carbon pitch is used primarily by the aluminum industry as a binder in the manufacture of anodes. Phthalic anhydride is used in the manufacture of plasticizers, unsaturated polyester resins, alkyd resins and dye making. Creosote is used in the protection of timber products against insects, fungal decay and weathering. Carbon black and carbon black feedstock is used in the production of rubber tires.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$250.9	$203.0	$473.4	$372.2
Railroad & Utility Products	124.4	123.7	233.1	245.1

Total	$375.3	$326.7	$706.5	$617.3

Intersegment revenues:
Carbon Materials & Chemicals	$18.7	$17.9	$34.7	$33.8
Railroad & Utility Products	—	—	—	—

Total	$18.7	$17.9	$34.7	$33.8

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.7	$5.5	$9.9	$11.0
Railroad & Utility Products	1.7	1.7	3.4	3.5

Total	$6.4	$7.2	$13.3	$14.5

Operating profit:
Carbon Materials & Chemicals	$37.3	$32.0	$62.2	$44.8
Railroad & Utility Products	10.0	13.0	17.2	25.7

Total	$47.3	$45.0	$79.4	$70.5

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2008	December 31, 2007
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$486.3	$444.9
Railroad & Utility Products	156.3	144.2
Assets of discontinued operations held for sale	22.2	21.6
All other	35.0	39.5

Total	$699.8	$650.2

Goodwill:
Carbon Materials & Chemicals	$62.2	60.3
Railroad & Utility Products	2.4	2.2

Total	$64.6	$62.5

10. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 35.6 percent and 36.7 percent for the three months ended June 30, 2008 and 2007, respectively. There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the second three months of 2008 differs from the U.S. federal statutory rate of 35.0 percent due to state taxes, net of federal benefit (+0.8 percent). With respect to the second three months of 2007, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+1.6 percent).

Income taxes as a percentage of pretax income was 36.5 percent and 36.9 percent for the six months ended June 30, 2008 and 2007, respectively, There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the first six months of 2008 differs from the U.S. federal statutory rate of 35.0 percent due to state taxes, net of federal benefit (+0.8 percent) and foreign taxes (+0.9 percent). With respect to the six months ended June 30, 2007, the effective tax rate differs from the federal statutory rate primarily due to taxes on foreign earnings (+1.9 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings, uncertain tax positions and the ability to claim tax credits such as the non-conventional fuel tax credit. To the extent that actual results vary from the estimates at the end of the second quarter, the actual tax provision recognized for 2008 could be materially different from the forecasted annual tax provision as of the end of the second quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

As of June 30, 2008 and December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $2.5 million and $2.3 million, respectively. Unrecognized tax benefits totaled $2.9 and $2.7 million as of June 30, 2008 and December 31, 2007, respectively. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2008 and December 31, 2007, the Company had accrued approximately $0.4 million for interest and penalties.

11. Inventories

Net inventories as of June 30, 2008 and December 31, 2007 are summarized in the table below:

	June 30, 2008	December 31, 2007
(Dollars in millions)
Raw materials	$96.1	$92.8
Work in process	9.0	8.3
Finished goods	106.5	97.7

	211.6	198.8
Less revaluation to LIFO	31.3	26.9

Net	$180.3	$171.9

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2008 and December 31, 2007 are summarized in the table below:

	June 30, 2008	December 31, 2007
(Dollars in millions)
Land	$6.9	$6.7
Buildings	24.0	22.6
Machinery and equipment	516.2	497.6

	547.1	526.9
Less accumulated depreciation	398.2	381.7

Net	$148.9	$145.2

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

Expense related to the Company’s defined contribution plans, including the uniform employer contribution described above, totaled $0.9 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $2.3 million for the six months ended June 30, 2008 and 2007.

The following table provides the components of net periodic benefit cost for the pension plans for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Dollars in millions)
Service cost	$0.8	$1.0	$1.6	$1.9
Interest cost	3.0	2.7	6.0	5.5
Expected return on plan assets	(3.6)	(3.3)	(7.0)	(6.5)
Settlements	—	—	(0.1)	—
Amortization of prior service cost	0.1	—	0.2	0.1
Amortization of net loss	0.1	0.5	0.2	0.9
Amortization of transition asset	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$0.3	$0.8	$0.7	$1.7

The following table provides the components of net periodic benefit cost for the other postretirement benefits for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Dollars in millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
	—	0.1	—	0.1

Net periodic benefit cost	$0.2	$0.3	$0.4	$0.5

14. Debt

Debt at June 30, 2008 and December 31, 2007 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2008	December 31, 2007
(Dollars in millions)
Senior Secured Revolving Credit Facility	3.97%	2009	$24.0	$12.0
Other revolving credit facilities	—%	—	—	9.3
Senior Secured Term Loans	3.97%	2009	25.6	31.6
Senior Secured Notes	9 7/8%	2013	217.9	217.9

Total			267.5	270.8
Less short term debt and current maturities of long-term debt			12.0	21.3

Long-term debt			$255.5	$249.5

Senior Secured Revolving Credit Facility & Term Loans

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $25.6 million at variable rates. The loans are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of June 30, 2008, the Company had $82.0 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2008, $14.1 million of commitments were utilized by outstanding letters of credit. In addition, as of June 30, 2008, the Company had outstanding term loans of $25.6 million under the credit facility.

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

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other long-term liabilities and the Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At June 30, 2008 and December 31, 2007, the impact of the interest rate swap decreased the carrying value of the Senior Secured Notes by $(0.4) million and $(0.5) million, respectively.

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

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$18.1	$20.0
Accretion expense	0.8	1.6
Revision in estimated cash flows, net	0.4	3.6
Expenses incurred	(3.7)	(7.3)
Currency translation	—	0.2

Balance at end of period	$15.6	$18.1

For the six months ended June 30, 2008, the Company recorded charges of $1.2 million with respect to revised plant closure and dismantlement costs.

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$8.2	$8.4
Deferred revenue for sales of extended warranties	0.2	0.9
Revenue earned	(0.6)	(1.1)

Balance at end of period	$7.8	$8.2

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

Legal Proceedings

Product Liability Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 93 plaintiffs in 51 cases pending as of June 30, 2008 as compared to 97 plaintiffs in 52 cases at December 31, 2007. As of June 30, 2008, there are a total of 45 cases filed in state court in Pennsylvania, one case each filed in state courts in Tennessee, Oregon and Texas, two cases each filed in an Indiana state court and one case filed in the United States District Court for the Eastern District of Tennessee. Plaintiffs in a California state court case filed in June 2007, dismissed their claims against Koppers Inc. without prejudice on June 25, 2008.

The plaintiffs in all 51 pending cases seek to recover compensatory damages, while plaintiffs in 41 cases also seek to recover punitive damages. The plaintiffs in the 45 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum arbitration jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court and the one case filed in the United States District Court for the Eastern District of Tennessee also seek unspecified damages. The plaintiff in the Oregon state court case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiffs in the one Texas state court case have agreed to dismiss their claims against Koppers Inc. pending execution of final settlement and release documents.

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

Koppers Inc. is currently a defendant in several products liability lawsuits in which the plaintiffs allege exposure to products or constituents of products sold by Koppers, including benzene, oils, solvents and creosote. There are 20 plaintiffs in six cases pending as of June 30, 2008 as compared to 72 plaintiffs in ten cases at December 31, 2007. Most of these cases also involve numerous other defendants in addition to Koppers Inc. The plaintiffs in two of these cases seek compensatory damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiffs in four other cases seek to recover compensatory and exemplary damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The Company has not provided a reserve for these lawsuits because, at this time, the Company cannot reasonably determine the probability of loss, and the amount of loss, if any, cannot be reasonably estimated.

Somerville Cases. Koppers Inc. is currently defending four sets of state court cases in Texas (Antu, Davis, Hensen and Moses) involving approximately 150 plaintiffs who allegedly have worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas and in Tarrant County, Texas. The Burlington Northern Santa Fe Railway Company (the “BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses and Davis cases additionally allege that plaintiffs have suffered property damage. Koppers Inc. acquired the plant in 1995. The plant was operated at this site under different ownership from 1905 to 1995.

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

There are a total of 44 plaintiffs (six of whom have claims pending against only the BNSF) in the Moses cases. These plaintiffs seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit for alleged personal injuries and property damages. There are a total of 10 plaintiffs in the Antu case, four of whom have claims pending against only the BNSF. These plaintiffs also seek compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. The plaintiffs in the Hensen case in which Koppers Inc. was joined in May 2007 seek compensatory and punitive damages in excess of $75,000. This case, which is the only one that remains pending against Koppers Inc. in Tarrant County, Texas, identifies a total of 93 plaintiffs (one of whom has a claim pending against only the BNSF. The Davis case involves 1 plaintiff who seeks compensatory and punitive damages in an unspecified amount in excess of the court’s minimum jurisdictional limit. Discovery is currently proceeding in the Moses cases.

Koppers Inc. has been named as a defendant in a lawsuit filed in the Circuit Court of Cook County, Illinois (Bullard), by 144 current and former residents of Somerville who claim that they have developed personal injuries and illnesses (including death, in some cases) as a result of exposure to chemicals and contaminants which they allege have emanated from the Somerville plant. Of these plaintffs, 77 are currently named as intervenors in the Tarrant County litigation (Henson) discussed in the preceding paragraph. Plaintiffs assert claims for negligence, trespass and willful and wanton conduct against the BNSF and Koppers Inc., and claims for negligence and strict products liability against several manufacturers and suppliers of a wood preservative to the plant. Plaintiffs seek compensatory damages in excess of the court’s jurisdictional limit and unspecified punitive damages and costs. In December 2007, Koppers Inc. filed a notice of removal removing this case from the Circuit Court of Cook County, Illinois, to the United States District Court for the Northern District of Illinois, Eastern Division. Plaintiffs filed a motion to remand the case to state court. The motion to remand was denied by the United States District Court. This ruling was affirmed by the United States Court of Appeals for the Seventh Circuit on August 1, 2008. Koppers Inc. has pending a motion to transfer venue to the United States District Court for the Western District of Texas, Austin Division.

Koppers Inc. has been named as a defendant in six cases (Adams, Cummings, Hamilton, Jeffrey, More and Rucks) that were filed on December 27, 2007, in the 21st and 335th Judicial Districts in Burleson County, Texas. The plaintiffs in these six cases seek compensatory and punitive damages in excess of $75,000. These cases collectively name approximately 544 plaintiffs. The personal injury claims primarily are restatements of claims that had been previously asserted in a case filed in the United States District Court for the Western District of Texas, Austin Division which was voluntarily dismissed in November 2006. In February 2008, Koppers Inc. removed all six cases from the District Court of Burleson County, Texas, to the United States District Court for the Western District of Texas, Austin Division. Plaintiffs filed motions to remand all six cases back to state court. The parties are awaiting a ruling on these motions.

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

The first of these trials commenced on April 17, 2006, and the jury returned a verdict of 20 percent of $845,000 against Koppers Inc. for compensatory damages and no liability for punitive damages. Subsequent to the verdict, the court reduced the compensatory damages judgment by $60,000 to $785,000. Koppers Inc. appealed the judgment entered against it to the United States Court of Appeals for the Fifth Circuit. The Court of Appeals granted a reversal of the district court’s judgment on June 30, 2008 on the basis that the claim was barred by the Mississippi statute of limitations. The plaintiff filed a petition for rehearing by the Court of Appeals. That petition remains pending. The remaining 11 trials have been stayed pending the resolution of the appeal process.

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

Grenada – State Court Cases. The state court cases were brought on behalf of approximately 214 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the plaintiffs in the pending state court cases filed in counties other than Grenada County (approximately 110 cases) be severed and transferred to Grenada County. Plaintiffs’ counsel attempted to transfer ten such cases to Grenada County but all ten cases were dismissed by the Court. Motions to dismiss the remaining plaintiffs in the four non-Grenada County cases are pending. Pending the resolution of the motions to dismiss, discovery in the four non-Grenada County cases has been stayed.

With respect to the state court case that was originally filed in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder. These plaintiffs then filed 104 individual complaints in Grenada County. Of these, 43 have been dismissed to date. Motions for summary judgment on behalf of defendants based on the applicable Mississippi statute of limitations have been filed in 40 of the remaining cases. Motions to dismiss are pending in 4 additional cases for want of prosecution or failure to comply with court orders. Discovery is proceeding in the remaining 17 cases in the Grenada County litigation.

Discontinued Operations. The Company sold its 51 percent interest in Koppers Arch on July 5, 2007 (see Note 5) to Arch Chemicals, Inc. and has provided an indemnity to the buyer for its share of liabilities, if any, arising from certain types of obligation and claims that arose prior to the Company’s sale of its interest in Koppers Arch. Koppers Inc. has received three notices from Arch Chemicals asserting claims for indemnification under the share purchase agreement. The first notice relates to environmental issues related to the condition of certain property associated with the Auckland, New Zealand operations of Koppers Arch Wood Protection (NZ) Limited. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to this matter until further notice. The two other notices relate to legal actions that have been filed in the High Court of New Zealand Auckland Registry against a third party and against Arch Wood Protection (NZ) Limited by a competitor of Arch Wood Protection (NZ) Limited. The competitor/plaintiff alleges, among other things, claims of defamation, injurious falsehood, conspiracy and violation of the New Zealand Fair Trading Act. Koppers Inc. is currently evaluating its indemnity obligations relating to these claims. The plaintiff seeks damages of approximately $10.8 million. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	June 30, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$0.4	$1.2
Expense	—	0.9
Reversal of reserves	(0.3)	(0.1)
Cash expenditures	(0.2)	(1.0)
Business divestiture	—	(0.5)
Currency translation	0.1	(0.1)

Balance at end of period	$—	$0.4

Reversal of reserves in 2008 primarily relates to the reversal of the Grenada federal court verdict that was reversed by an appeals court in the second quarter. Expense accruals and cash expenditures in 2007 primarily relate to the New Zealand Commerce Commission (“NZCC”) matter and the business divestiture relates to Koppers Arch (Note 5).

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

Domestic Environmental Matters. Koppers Inc. was named as a potentially responsible party (a “PRP”) at a CERCLA Superfund site in Amelia, Louisiana in May 2007. A PRP group has been formed; however, the Company’s cost sharing responsibility, if any, has not been determined. Koppers Inc. was named as a PRP at a CERCLA Superfund site in Calvert City, Kentucky in November 2006 and has subsequently joined the PRP group. The Company’s cost sharing responsibility as a member of the PRP group is currently calculated at less than two percent, but is subject to adjustment based on a final allocation agreement to be negotiated among the PRP’s. The Company has provided a reserve for these and other CERCLA sites totaling $0.2 million as of June 30, 2008.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. conducted such investigation in cooperation with Beazer East. The results of the site investigation were received in the fourth quarter of 2006 and were reviewed with IEPA in July 2007. Remediation on a leased portion of this site is still under discussion. The Company and Beazer East have engaged consultants to assist the Company in preparing a remediation strategy and an estimate of potential costs and will be submitting a plan to conduct the remediation on this site in the third quarter of 2008. The Company has provided a reserve for this matter totaling $1.6 million as of June 30, 2008.

In October 1996, Koppers Inc. received a Clean Water Act (CWA) information request from the EPA. This information request asked for comprehensive information on discharge permits, applications for discharge permits, discharge monitoring reports and the analytical data in support of the reports and applications. The EPA alleged that Koppers Inc. violated various provisions of the CWA. Koppers Inc. subsequently entered into a Consent Decree and agreed, among other things, to a $2.9 million settlement payment. In 2005, Koppers Inc. filed to terminate the Consent Decree at which time the EPA informed Koppers Inc. that it will seek civil penalties for any CWA violations from 2001 to 2005 concurrent with the termination of the Consent Decree. Koppers Inc. and the EPA have agreed to a settlement of $0.5 million for such civil penalties which was paid in the second quarter of 2008.

In May 2007, Koppers Inc. received an information request from Region 4 of the EPA on all releases of hazardous materials from its facilities in Region 4 for a five-year period. Koppers Inc. has provided the requested information.

In August 2005, the Pennsylvania Department of Environment Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a preliminary settlement of the fine with the PADEP for $0.5 million, subject to the execution of a consent order that the Company is currently negotiating with the PADEP. Accordingly, the Company has reserved the amount of the settlement. The Company also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, the Company agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, has provided a reserve of $1.6 million as of June 30, 2008. The consent order will likely provide for stipulated penalties for any additional exceedances that occur between the date of the execution of the consent order and the date of completion of such improvements.

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

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination has been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.9 million and the owner of the adjacent property will contribute $5.9 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the property will transfer to the Company. The Company has reserved its expected total remediation costs of $1.9 million at June 30, 2008.

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

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	June 30, 2008	December 31, 2007
(Dollars in millions)
Balance at beginning of year	$12.5	$5.6
Expense	0.4	7.6
Reversal of reserves	—	(0.1)
Cash expenditures	(0.9)	(1.0)
Business divestiture	—	(0.2)
Currency translation	0.5	0.6

Balance at end of period	$12.5	$12.5

Expense for 2008 consisted primarily of accruals related to the Thornton site and cash expenditures includes the $0.5 million settlement of the CWA consent decree. Expense for 2007 consisted primarily of accruals for estimated remediation costs at the Stickney, Illinois and Clairton, Pennsylvania tar distillation plants, closed facilities remediation in the U.S. and Australia, estimated remediation costs at the Newcastle tar distillation facility and soil remediation at a site in Australia.

Contingent Liabilities

In the third quarter of 2008, the Company expects to retire from service an owned vessel used to transport carbon material products and raw materials. In connection with this retirement and under a contractual arrangement with the vessel’s operator, the Company may be liable to reimburse the vessel’s operator for severance benefits it pays to its employees. There are a number of uncertainties regarding the obligation to fund such benefits and the extent of the liability, if any, under the contractual arrangement. To the extent the Company determines that it is liable to fund the severance arrangement, the Company has been provided an estimate by the vessel’s operator that the obligation could be as high as $2.0 million. Any such liability, however, can not be definitively determined until such time as the vessel is decommissioned from active service.

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

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$220.7	$57.0	$14.8	$98.9	$(16.1)	$375.3
Cost of sales including depreciation and amortization	190.0	42.7	10.6	85.3	(16.1)	312.5
Selling, general and administrative	7.9	3.7	0.3	3.6	—	15.5

Operating profit	22.8	10.6	3.9	10.0	—	47.3
Other income (expense)	20.3	—	8.7	—	(29.3)	(0.3)

Income before interest expense, income taxes and minority interest	43.1	10.6	12.6	10.0	(29.3)	47.0
Interest expense (income)	7.0	1.5	(0.1)	0.3	(2.6)	6.1
Income taxes	8.1	2.8	0.2	3.5	—	14.6
Minority interest	(0.1)	—	—	0.5	—	0.4
Discontinued operations	—	—	—	2.0	—	2.0

Net income	$27.9	$6.3	$12.5	$7.9	$(26.7)	$27.9

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$211.6	$51.3	$4.2	$74.9	$(15.3)	$326.7
Cost of sales including depreciation and amortization	173.9	41.0	(0.1)	66.3	(15.5)	265.6
Selling, general and administrative	9.5	3.4	0.1	3.2	(0.1)	16.1

Operating profit	28.2	6.9	4.2	5.4	0.3	45.0
Other income (expense)	15.5	—	4.2	0.4	(20.1)	—

Income before interest expense, income taxes and minority interest	43.7	6.9	8.4	5.8	(19.8)	45.0
Interest expense (income)	9.0	1.2	(0.1)	0.5	(2.6)	8.0
Income taxes	9.3	1.8	0.1	2.4	—	13.6
Minority interest	—	—	—	0.6	—	0.6
Discontinued operations	—	—	—	2.6	—	2.6

Net income	$25.4	$3.9	$8.4	$4.9	$(17.2)	$25.4

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$414.0	$109.6	$25.2	$185.5	$(27.8)	$706.5
Cost of sales including depreciation and amortization	360.5	84.2	17.2	161.2	(28.0)	595.1
Selling, general and administrative	16.4	7.4	0.6	7.6	—	32.0

Operating profit	37.1	18.0	7.4	16.7	0.2	79.4
Other income (expense)	34.6	—	15.8	0.2	(50.9)	(0.3)

Income before interest expense, income taxes and minority interest	71.7	18.0	23.2	16.9	(50.7)	79.1
Interest expense (income)	14.4	3.0	(0.1)	0.7	(5.2)	12.8
Income taxes	13.2	4.6	0.3	6.1	—	24.2
Minority interest	—	—	—	1.0	—	1.0
Discontinued operations	—	—	—	3.0	—	3.0

Net income	$44.1	$10.4	$23.0	$12.1	$(45.5)	$44.1

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$403.4	$91.5	$8.0	$140.5	$(26.1)	$617.3
Cost of sales including depreciation and amortization	344.4	73.8	(0.1)	124.4	(26.4)	516.1
Selling, general and administrative	17.5	6.8	0.1	6.4	(0.1)	30.7

Operating profit	41.5	10.9	8.0	9.7	0.4	70.5
Other income (expense)	28.5	—	6.5	0.8	(35.7)	0.1

Income before interest expense, income taxes and minority interest	70.0	10.9	14.5	10.5	(35.3)	70.6
Interest expense (income)	18.0	2.3	—	0.6	(5.2)	15.7
Income taxes	13.4	2.9	0.2	3.8	—	20.3
Minority interest	—	—	—	1.3	—	1.3
Discontinued operations	—	—	—	5.3	—	5.3

Net income	$38.6	$5.7	$14.3	$10.1	$(30.1)	$38.6

Condensed Consolidating Balance Sheet

June 30, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$—	$1.4	$—	$7.8	$—	$9.2
Short-term investments	—	—	—	2.2	—	2.2
Accounts receivable, net	159.0	31.2	404.0	96.6	(495.7)	195.1
Inventories	93.9	42.9	—	43.5	—	180.3
Deferred income tax benefits	20.0	—	(1.5)	—	—	18.5
Assets from discontinued operations held for sale	—	—	—	17.5	—	17.5
Other current assets	7.4	2.1	—	5.1	—	14.6

Total current assets	280.3	77.6	402.5	172.7	(495.7)	437.4
Equity investments	444.5	18.3	15.8	3.6	(476.4)	5.8
Property, plant and equipment, net	82.4	35.8	—	30.7	—	148.9
Goodwill	37.0	18.6	—	9.0	—	64.6
Deferred income tax benefits	50.6	1.6	(38.8)	5.2	—	18.6
Assets from discontinued operations held for sale	—	—	—	4.7	—	4.7
Other noncurrent assets	16.6	1.7	—	1.5	—	19.8

Total assets	$911.4	$153.6	$379.5	$227.4	$(972.1)	$699.8

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$422.3	$70.1	$18.6	$99.9	$(495.8)	$115.1
Accrued liabilities	23.8	21.4	0.1	24.3	—	69.6
Liabilities from discontinued operations held for sale	—	—	—	7.0	—	7.0
Short-term debt and current portion of long-term debt	12.0	—	—	—	—	12.0

Total current liabilities	458.1	91.5	18.7	131.2	(495.8)	203.7
Long-term debt	255.5	—	—	—	—	255.5
Other long-term liabilities	27.2	0.4	—	34.3	0.1	62.0

Total liabilities	740.8	91.9	18.7	165.5	(495.7)	521.2
Minority interest	—	—	—	8.0	—	8.0
Stockholder’s equity	170.6	61.7	360.8	53.9	(476.4)	170.6

Total liabilities and stockholder’s equity	$911.4	$153.6	$379.5	$227.4	$(972.1)	$699.8

Condensed Consolidating Balance Sheet

December 31, 2007

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$—	$5.9	$—	$10.9	$—	$16.8
Short-term investments	—	—	—	2.1	—	2.1
Accounts receivable, net	124.1	21.0	361.6	84.8	(451.4)	140.1
Inventories	87.5	44.0	—	40.6	(0.2)	171.9
Deferred income tax benefits	20.0	—	(1.5)	—	—	18.5
Assets from discontinued operations held for sale	—	—	—	16.4	—	16.4
Other current assets	11.1	3.5	—	7.7	—	22.3

Total current assets	242.7	74.4	360.1	162.5	(451.6)	388.1
Equity investments	398.3	16.7	16.1	1.6	(428.5)	4.2
Property, plant and equipment, net	83.2	33.2	—	28.8	—	145.2
Goodwill	36.9	17.0	—	8.6	—	62.5
Deferred income tax benefits	55.1	0.9	(38.8)	6.1	—	23.3
Assets from discontinued operations held for sale	—	—	—	5.2	—	5.2
Other noncurrent assets	17.8	2.4	—	1.5	—	21.7

Total assets	$834.0	$144.6	$337.4	$214.3	$(880.1)	$650.2

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$389.9	$71.3	$4.4	$93.3	$(451.5)	$107.4
Accrued liabilities	26.3	15.2	0.4	21.8	—	63.7
Liabilities from discontinued operations held for sale	—	—	—	6.8	—	6.8
Short term debt and current portion of long-term debt	12.0	—	—	9.3	—	21.3

Total current liabilities	428.2	86.5	4.8	131.2	(451.5)	199.2
Long-term debt	249.5	—	—	—	—	249.5
Other long-term liabilities	29.4	0.3	(0.1)	35.5	0.1	65.2

Total liabilities	707.1	86.8	4.7	166.7	(451.4)	513.9
Minority interest	—	—	—	9.4	—	9.4
Stockholder’s equity	126.9	57.8	332.7	38.2	(428.7)	126.9

Total liabilities and stockholder’s equity	$834.0	$144.6	$337.4	$214.3	$(880.1)	$650.2

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$10.7	$(3.4)	$—	$11.5	$—	$18.8
Cash provided by (used in) investing activities:
Capital expenditures	(7.4)	(1.6)	—	(5.3)	—	(14.3)
Net cash proceeds from divestitures and asset sales	—	—	—	0.2	—	0.2

Net cash (used in) investing activities	(7.4)	(1.6)	—	(5.1)	—	(14.1)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	12.0	—	—	(9.5)	—	2.5
Net borrowings (repayments) of long-term debt	(6.0)	—	—	—	—	(6.0)
Dividends paid	(8.1)	—	—	—	—	(8.1)

Net cash provided by (used in) financing activities	(2.1)	—	—	(9.5)	—	(11.6)
Effect of exchange rates on cash	(1.2)	0.5	—	0.9	—	0.1

Net increase (decrease) in cash and cash equivalents	—	(4.5)	—	(2.3)	—	(6.8)
Add: Cash of assets held for sale at beg. of year	—	—	—	0.6	—	0.6
Less: Cash of assets held for sale at end of period	—	—	—	(1.4)	—	(1.4)
Cash and cash equivalents at beginning of year	—	5.9	—	10.9	—	16.8

Cash and cash equivalents at end of year	$—	$1.4	$—	$7.8	$—	$9.2

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$19.8	$0.7	$—	$8.3	$—	$28.8
Cash provided by (used in) investing activities:
Capital expenditures	(4.4)	(4.3)	—	(2.2)	—	(10.9)
Acquisitions	—	—	—	(3.3)	—	(3.3)
Net cash proceeds from divestitures and asset sales	—	0.1	—	0.3	—	0.4

Net cash (used in) investing activities	(4.4)	(4.2)	—	(5.2)	—	(13.8)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	(2.0)	—	—	2.1	—	0.1
Net borrowings (repayments) of long-term debt	(6.0)	—	—	(0.4)	—	(6.4)
Dividends paid	(7.4)	—	—	—	—	(7.4)
Payment of deferred finance costs	—	(0.1)	—	—	—	(0.1)

Net cash provided by (used in) financing activities	(15.4)	(0.1)	—	1.7	—	(13.8)
Effect of exchange rates on cash	—	(0.1)	—	0.4	—	0.3

Net increase (decrease) in cash and cash equivalents	—	(3.7)	—	5.2	—	1.5
Add: Cash of assets held for sale at beg. of year	—	—	—	1.2	—	1.2
Less: Cash of assets held for sale at end of period	—	—	—	(2.6)	—	(2.6)
Cash and cash equivalents at beginning of year	—	6.6	—	16.6	—	23.2

Cash and cash equivalents at end of year	$—	$2.9	$—	$20.4	$—	$23.3

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

In June 2008, the board of directors authorized management to pursue the sale of Koppers Monessen Partners LP (“Monessen”). Monessen is a metallurgical furnace coke facility that is 95 percent-owned by the Company (which serves as the general partner) and five percent owned by a limited partner. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and its assets and liabilities were reclassified as “held for sale” in the balance sheet. On August 3, 2008, the Company signed a definitive agreement to sell Monessen to ArcelorMittal S.A. The transaction, which is expected to close by the end of the year, is subject to regulatory approval and assignment of certain rights by the Pennsylvania Department of Environmental Protection that could take up to 60 days to complete.

In July 2007, the Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) to Arch Chemicals Inc. Effective as of this date, Koppers Arch was classified as a discontinued operation in the statement of operations and earnings per share and the financial statements have been accordingly restated. Koppers Arch was a manufacturer of timber presentation chemicals.

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

Raw material prices have increased over the past several years, including primary feedstocks; coal tar, metallurgical coal and lumber. Raw material pricing under current contracts and contracts expiring over the next six months and currently under negotiation indicate that, in certain geographic regions, the trend of increasing raw material prices will continue. Some of our suppliers under long-term contracts, primarily metallurgical coal, have also asked for price relief and one supplier has indicated that they may not be able to supply us in 2009 under current contractual pricing arrangements. Any disruption in raw material supply or significant increases in raw material costs which are not able to be passed on to customers may have a material adverse effect on the Company’s results of operations.

Many of the Company’s sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed the Company to generally maintain profit dollars in our core businesses. However, significant increases in raw material costs, such as those occurring during 2008 and 2007, have resulted in margin dilution because only the increased cost is passed on to the customer. The Company believes that future expansion of the aluminum (and carbon pitch) markets will be primarily in Asian and Middle Eastern countries. The Company expects to expand into these markets to the extent that the economics justify such expansion. Conditions in the U.S. economy may have an impact on the demand for certain products, particularly coal tar chemicals, which are used in various applications related to consumer products and the housing industry. Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Denmark, China and the United Kingdom. In the event this trend reverses, net sales could decline if volumes do not increase.

In addition to the normal seasonal impacts associated with crosstie procurement, the Company has seen a reduction in purchasing by the railroads in order to reduce their crosstie inventories. The reduction is due to accelerated buying by the railroads during 2007 which increased their inventories above normal levels, coupled with an uncertain economic climate thus far in 2008. Current expectations are that crosstie purchases by the railroads will return to more normalized levels during the second half of the year; however uncertainty associated with the North American economic climate could impact the level of purchasing activity during the remainder of 2008.

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

Results of Operations – Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Consolidated Results

Net sales for the three months ended June 30, 2008 and 2007 are summarized by segment in the following table:

	Three Months Ended J une 30,		Net Change
	2008	2007
(Dollars in millions)
Carbon Materials & Chemicals	$250.9	$203.0	+24%
Railroad & Utility Products	124.4	123.7	+1%

	$375.3	$326.7	+15%

CM&C net sales increased by $47.9 million or 24 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+1%	+2%	+2%	+5%
Distillates(b)	+4%	+2%	+1%	+7%
Coal Tar Chemicals(c)	+1%	-1%	+1%	+1%
Other(d)	+1%	+8%	+2%	+11%

Total CM&C	+7%	+11%	+6%	+24%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ prices increased in the U.S. as customer prices were increased in response to substantially higher raw material costs. An increase in carbon materials sales volume was realized primarily in Europe and Australia. Increases in Europe primarily resulted from sales to a new anode facility in Scandinavia and increases in Australia were realized due to timing of vessel deliveries to customers.

Distillate pricing improved in the quarter ended June 30, 2008 due to increases in carbon black feedstock prices in Europe totaling two percent and increases in creosote pricing totaled one percent. The increase in carbon black feedstock and creosote pricing is consistent with higher worldwide oil prices. The increase in distillate sales volume is due primarily to increased creosote sales in the U.S. totaling one percent.

For coal tar chemicals, increases in phthalic anhydride prices of one percent were offset by decreases in phthalic anhydride volumes of one percent. With respect to other products, carbon black volumes and freight increased two percent each as compared to the prior year quarter.

R&UP net sales increased by $0.7 million or one percent due to the following changes in volume and pricing:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+3%	-5%	—%	-2%
TSO Crossties(b)	+1%	-2%	—%	-1%
Distribution Poles	—%	+1%	+1%	+2%
Other(c)	+2%	—%	—%	+2%

Total R&UP	+6%	-6%	+1%	+1%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales volume decreases of untreated railroad crossties totaled six percent in the quarter ended June 30, 2008 due to capital purchasing reductions by the Class 1 railroads and reduced raw material availability due to weather and a weak timber market. Treated railroad crossties pricing increased by two percent in the quarter ended June 30, 2008 as raw material price increases were passed on to customers.

Cost of sales as a percentage of net sales was 82 percent for the quarter ended June 30, 2008 as compared to 79 percent for the quarter ended June 30, 2007. Overall, cost of sales increased by $47.7 million when compared to the prior year period due primarily to higher raw material costs and volumes and foreign exchange.

Depreciation and amortization for the quarter ended June 30, 2008 was $0.8 million lower when compared to the prior year period partially due to reduced amortization of intangible assets.

Selling, general and administrative expenses for the quarter ended June 30, 2008 were $0.6 million lower than the prior period and were favorably affected by insurance recoveries for previously incurred legal expenses related to product liability litigation.

Interest expense for the quarter ended June 30, 2008 was $1.9 million lower when compared to the prior year period primarily due to lower average borrowings and lower average interest rates on revolving credit facilities and term debt. Lower average borrowings resulted from debt reductions funded by cash flows from operations and the net proceeds from the sale of Koppers Arch in July 2007.

Income taxes for the quarter ended June 30, 2008 were $1.0 million higher when compared to the prior year period primarily due to the increase in pretax income of $3.9 million partially offset by a decrease in the effective income tax rate. The Company’s effective income tax rate for the quarter ended June 30, 2008 was 35.6 percent as compared to the prior year period of 36.8 percent.

Segment Results

Segment operating profit for the three months ended June 30, 2008 and 2007 is summarized by segment in the following table:

	Three Months Ended June 30,		% Change
	2008	2007
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$37.3	$32.0	+17%
Railroad & Utility Products	10.0	13.0	-23%

	$47.3	$45.0	+5%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	14.9%	15.8%	-0.9%
Railroad & Utility Products	8.0%	10.5%	-2.5%

	12.6%	13.8%	-1.2%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended June 30, 2008 and 2007 is summarized in the following table:

	Three months ended June 30,		% Change
	2008	2007
(Dollars in millions)
Net sales:
North America	$105.9	$95.8	+11%
Europe	74.0	56.5	+31%
Australia	47.4	31.9	+49%
China	24.7	21.1	+17%
Intrasegment	(1.1)	(2.3)	-52%

	$250.9	$203.0	+24%

Operating profit:
North America	$17.4	$20.3	-14%
Europe	8.8	3.2	+175%
Australia	10.0	5.9	+70%
China	1.1	2.6	-58%

	$37.3	$32.0	+17%

North American CM&C sales increased by $10.1 million due primarily to higher prices for carbon pitch and phthalic anhydride totaling $7.6 million and higher volumes of creosote, phthalic anhydride, freight and other related carbon material products of $4.6 million. These increases were partially offset by lower volumes of phthalic anhydride of $2.9 million. Operating profit as a percentage of net sales decreased to 16 percent from 21 percent between periods reflecting margin impact from higher raw material costs which were not fully offset by higher contract pricing.

European CM&C sales increased by $17.5 million due primarily to higher volumes of carbon pitch and benzole totaling $4.2 million and higher prices for carbon black feedstock totaling $5.9 million. In addition, currency exchange rate changes contributed $4.1 million to increased sales. Operating profit as a percentage of net sales increased to 12 percent from six percent as a result of higher pricing for carbon black feedstock as a result of higher petroleum prices.

Australian CM&C sales increased by $15.5 million due primarily to higher volumes for carbon pitch and carbon black which totaled $8.5 million. The increase in volume for carbon black is a result of the plant expansion project at the Company’s carbon black plant becoming fully operational. Currency exchange rate changes contributed $6.0 million to increased sales. Operating profit as a percentage of net sales was 21 percent for the three months ended June 30, 2008 as compared to 19 percent for the prior period.

Chinese CM&C sales increased by $3.6 million due primarily to higher prices of carbon pitch and carbon black feedstock totaling $2.2 million and higher volumes of other products, principally distillates, totaling $3.7 million. Currency exchange rate changes contributed $2.2 million to increased sales. Partially offsetting these increases were lower volumes of carbon pitch totaling $3.7 million. Operating profit as a percentage of net sales was five percent for the three months ended June 30, 2008 as compared to 12 percent for the prior period. The decrease in operating margin is due primarily to mix of products and investment in sales and administrative functions in China.

Railroad & Utility Products operating profit for the quarter ended June 30, 2008 decreased by $3.0 million as compared to the prior period primarily as a result of lower sales of untreated railroad crossties and TSO crossties and lower operating profit margins. Operating profit as a percentage of net sales decreased to eight percent from 11 percent between periods due to lower production and procurement levels for railroad crossties and the increased operating costs due to a boiler outage at one of the Company’s wood treatment plants.

Results of Operations – Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Consolidated Results

Net sales for the six months ended June 30, 2008 and 2007 are summarized by segment in the following table:

	Six Months Ended June 30,		Net Change
	2008	2007
(Dollars in millions)
Carbon Materials & Chemicals	$473.4	$372.2	+27%
Railroad & Utility Products	233.1	245.1	-5%

	$706.5	$617.3	+14%

CM&C net sales increased by $101.2 million or 27 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+2%	+4%	+3%	+9%
Distillates(b)	+4%	+1%	+1%	+6%
Coal Tar Chemicals(c)	+1%	—%	+1%	+2%
Other(d)	+1%	+8%	+1%	+10%

Total CM&C	+8%	+13%	+6%	+27%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, benzole, freight and other products.

Carbon materials’ prices increased a total of three percent in the U.S. as customer prices were increased in response to substantially higher raw material costs. An increase in carbon materials sales volume totaling three percent was realized primarily in Europe and Australia. Increases in Europe primarily resulted from sales to a new anode facility in Scandinavia and increases in Australia were realized due to timing of vessel deliveries to customers.

Distillate pricing improved in the six months ended June 30, 2008 due to price increases in carbon black feedstock prices in Europe and creosote prices in the U.S. totaling four percent. The increase in carbon black feedstock pricing is consistent with higher worldwide oil prices. The increase in distillate sales volume is due primarily to increased creosote sales in the U.S. totaling one percent.

For coal tar chemicals, increases in phthalic anhydride prices of one percent were partially offset by lower naphthalene prices in Europe. With respect to other products, carbon black volumes, freight, benzole and other carbon products increased seven percent as compared to the prior year.

R&UP net sales decreased by $12.0 million or five percent due to the following changes in volume and pricing:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+2%	-7%	—%	-5%
TSO Crossties(b)	+1%	-1%	—%	—%
Distribution Poles	—%	—%	+1%	+1%
Other(c)	+2%	-3%	—%	-1%

Total R&UP	+5%	-11%	+1%	-5%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, creosote, freight and other treated and untreated lumber products.

Sales volume decreases of untreated railroad crossties totaled six percent for the six months ended June 30, 2008 due to capital purchasing reductions by the Class 1 railroads and reduced raw material availability due to weather and a weak timber market. Treated railroad crossties pricing increased by two percent for the six months ended June 30, 2008 as raw material price increases were passed on to customers.

Cost of sales as a percentage of net sales was 82 percent for the six months ended June 30, 2008 as compared to 81 percent and for the six months ended June 30, 2007. Overall, cost of sales increased by $80.2 million when compared to the prior year period due primarily to higher raw material costs and volumes and foreign exchange.

Depreciation and amortization for the six months ended June 30, 2008 was $1.2 million lower when compared to the prior year period partially due to reduced amortization of intangible assets.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $1.3 million higher than the prior period due to higher stock-based compensation expense, legal and consulting costs and employment costs partially offset by insurance recoveries for previously incurred legal expenses related to product liability litigation.

Interest expense for the six months ended June 30, 2008 was $2.9 million lower when compared to the prior year period primarily due to lower average borrowings and lower average interest rates on revolving credit facilities and term debt. Lower average borrowings resulted from debt reductions funded by cash flows from operations and the net proceeds from the sale of Koppers Arch in July 2007.

Income taxes for the six months ended June 30, 2008 were $3.9 million higher when compared to the prior year period primarily due to the increase in pretax income of $11.4 million partially offset by a decrease in the effective income tax rate. The Company’s effective income tax rate for the six months ended June 30, 2008 was 36.5 percent as compared to the prior year period of 36.8 percent.

Segment Results

Segment operating profit for the six months ended June 30, 2008 and 2007 are summarized by segment in the following table:

	Six Months Ended June 30,		% Change
	2008	2007
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$62.2	$44.8	+39%
Railroad & Utility Products	17.2	25.7	-33%

	$79.4	$70.5	+13%

Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	13.1%	12.0%	+1.1%
Railroad & Utility Products	7.4%	10.5%	-3.1%

	11.2%	11.4%	-0.2%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the six months ended June 30, 2008 and 2007 is summarized in the following table:

	Six months ended June 30,		% Change
	2008	2007
(Dollars in millions)
Net sales:
North America	$199.3	$174.0	+15%
Europe	141.8	107.4	+32%
Australia	91.1	62.2	+46%
China	42.5	34.0	+25%
Intrasegment	(1.3)	(5.4)	-76%

	$473.4	$372.2	+27%

Operating profit:
North America	$30.7	$25.8	+19%
Europe	13.9	5.6	+148%
Australia	15.0	9.4	+60%
China	2.6	4.0	-35%

	$62.2	$44.8	+39%

North American CM&C sales increased by $25.3 million due primarily to higher prices for carbon pitch, creosote and phthalic anhydride totaling $17.1 million and higher volumes of creosote and freight totaling $6.5 million. Operating profit as a percentage of net sales was 15 percent for both periods.

European CM&C sales increased by $34.4 million due primarily to higher volumes of carbon pitch, benzole and specialty chemicals totaling $13.0 million and higher prices for carbon black feedstock totaling $10.3 million. In addition, currency exchange rate changes contributed $8.3 million to increased sales. Operating profit as a percentage of net sales increased to ten percent from five percent as a result of higher pricing for carbon black feedstock as a result of higher petroleum prices.

Australian CM&C sales increased by $28.9 million due primarily to higher volumes for carbon pitch and carbon black which totaled $12.3 million. The increase in volume for carbon black is a result of the plant expansion project at the Company’s carbon black plant becoming fully operational. Currency exchange rate changes contributed $12.1 million to increased sales. Operating profit as a percentage of net sales was 17 percent for the six months ended June 30, 2008 as compared to 15 percent for the prior period.

Chinese CM&C sales increased by $8.5 million due primarily to higher volumes of other products, principally distillates, totaling $6.1 million. Currency exchange rate changes contributed $3.6 million to increased sales. Operating profit as a percentage of net sales was six percent for the six months ended June 30, 2008 as compared to 12 percent for the prior period. The decrease in operating margin is due primarily to mix of products and investment in sales and administrative functions in China.

Railroad & Utility Products operating profit for the six months ended June 30, 2008 decreased by $8.5 million as compared to the prior period primarily as a result of lower sales of untreated railroad crossties and TSO crossties and lower operating profit margins. Operating profit as a percentage of net sales decreased to seven percent from 11 percent between periods due to lower production and procurement levels for railroad crossties and the increased operating costs due to a boiler outage at one of the Company’s wood treatment plants.

Cash Flow

Net cash provided by operating activities was $18.8 million for the six months ended June 30, 2008 as compared to net cash provided by operating activities of $28.8 million for the six months ended June 30, 2007. The decrease of $10.0 million in net cash provided by operations is due primarily to increased working capital requirements due to increased sales as compared to the prior period.

Net cash used in investing activities was $14.1 million for the six months ended June 30, 2008 as compared to net cash used in investing activities of $13.8 million for the six months ended June 30, 2007. Capital expenditures in 2008 are expected to total approximately $35.0 million, including expenditures for the Company’s 30 percent interest in the new coal tar distillation joint venture in China but excluding acquisitions.

Net cash used in financing activities was $11.6 million for the six months ended June 30, 2008 as compared to net cash used in financing activities of $13.8 million for the six months ended June 30, 2007. Net borrowing of debt totaled $2.5 million for the six months ended June 30, 2008.

Dividends paid were $8.1 million for the six months ended June 30, 2008 as compared to dividends paid of $7.4 million for the six months ended June 30, 2007.

On August 6, 2008, the Company’s board of directors declared a quarterly dividend to Koppers Holdings in an amount equivalent to 22 cents per common share of Koppers Holdings common stock. The dividend is payable to Koppers Holdings on or about October 2, 2008.

Liquidity and Capital Resources

Restrictions on Dividends to Koppers Holdings

Koppers Holdings, the parent company of Koppers Inc., depends on the dividends from the earnings of Koppers Inc. and its subsidiaries to generate the funds necessary to meet its financial obligations, including payments of principal, interest and other amounts on the 9 7/8 % Senior Discount Notes due 2014 (the “Senior Discount Notes”). The terms of Koppers Inc.’s senior secured credit facility as well as the terms of the indenture governing the 9 7/8% Senior Secured Notes due 2013 (the “Senior Secured Notes”) significantly restrict Koppers Inc. from paying dividends and otherwise transferring assets to Koppers Holdings. The amount of permitted dividends under both debt facilities is governed by a formula based on 50 percent of consolidated net income, among other things. Cash equity contributions from the sale of Koppers Holdings’ common stock increase the amount available for dividends. At the time of the payment of the dividend, no event of default shall have occurred or be continuing under the indenture or the senior secured credit facility.

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally the senior secured credit facility requires compliance with all financial covenants and availability of at least $15.0 million under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income or increases to indebtedness affecting compliance with financial covenants or availability under the senior secured credit facility would restrict Koppers Inc.’s ability to pay dividends. As of June 30, 2008, dividends available to be declared based on covenant restrictions under the Senior Secured Notes amounted to $142.5 million.

Liquidity

The Koppers Inc. senior secured credit facility agreement, as amended, provides for a revolving credit facility of up to $125.0 million and term loans of $25.6 million at variable rates. The senior secured credit facility expires in December 2009. Amounts outstanding under the senior secured credit agreement are secured by a first priority lien on substantially all of Koppers Inc.’s assets, including the assets of certain significant subsidiaries. Revolving credit availability is calculated based on receivables and inventory as well as the attainment of certain financial ratios. The revolving credit facility contains certain covenants that limit capital expenditures by Koppers Inc. and restrict its ability to incur additional indebtedness, create liens on its assets, enter into leases, pay dividends and make investments or acquisitions. In addition, such covenants give rise to events of default upon the failure by Koppers Inc. to meet certain financial ratios.

As of June 30, 2008, the Company had $82.0 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants and certain letter of credit commitments. As of June 30, 2008, $14.1 million of commitments were utilized by outstanding letters of credit. In addition, as of June 30, 2008, the Company had outstanding term loans of $25.6 million under the credit facility.

The following table summarizes Koppers estimated liquidity as of June 30, 2008:

(Dollars in millions)
Cash and cash equivalents (including cash of discontinued operations held for sale)	$10.6
Amount available under senior secured credit facility	82.0
Amount available under other credit facilities	14.5

Total estimated liquidity	$107.1

The Company’s estimated liquidity was $116.3 million at December 31, 2007. The decrease in estimated liquidity from that date is primarily due to a reduction in cash and cash equivalents.

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

Cash Flows from Discontinued Operations

The cash flows related to Monessen and Koppers Arch for the six months ended June 30, 2007 have not been restated in the condensed consolidated statement of cash flows. The net cash inflows of discontinued operations were $0.8 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively. In connection with the sale of our 51 percent interest in Koppers Arch, we have provided an indemnity to the buyer for our share of liabilities, if any, arising from certain litigation and claims existing at July 5, 2007. Our financial exposure pursuant to this indemnity is capped at a monetary limit and is subject to time limitations.

Debt Covenants

The covenants that affect availability of the revolving credit facility and which may restrict the ability of Koppers Inc. to pay dividends include the following financial ratios:

¡

The fixed charge coverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not be less than 1.05 to 1.0. The fixed charge coverage ratio at June 30, 2008 was 2.59 to 1.0.

¡

The total leverage ratio, calculated as of the end of each fiscal quarter for the four fiscal quarters then ended, shall not exceed the ratios set forth below for the periods as specified in the table below. The total leverage ratio at June 30, 2008 was 1.81 to 1.0:

Fiscal Quarters Ended	Ratio
August 15, 2005 through June 30, 2008	5.0 to 1.0
June 30, 2008 and thereafter	4.5 to 1.0

The Company is currently in compliance with all covenants in the credit agreement governing the senior secured revolving credit facility.

At June 30, 2008, Koppers Inc. had $218.3 million outstanding of Senior Secured Notes (excluding adjustment for related interest rate swap. The Senior Secured Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indentures governing the Senior Secured Notes.

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

We have based our determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of June 30, 2008 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of our subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of June 30, 2008:

Subsidiary	Applicable Value as of June 30, 2008	Net Fair Value as of June 30, 2008	Net Book Value as of June 30, 2008
(Dollars in millions)
World-Wide Ventures Corp.(1)	$230.0	$230.0	$75.8
Koppers Australia Holding Company Pty Ltd.(2)	153.7	153.7	63.2
Koppers Australia Pty Ltd.	153.7	153.7	63.2
Koppers Redemption, Inc.	—	—	—
Koppers Delaware, Inc.	72.4	72.0	72.4
Koppers Assurance, Inc.	(14.2)	(14.2)	(37.7)
Koppers Concrete Products, Inc.	0.1	(0.1)	0.1
Concrete Partners, Inc.	5.8	(2.4)	5.8
Koppers Europe ApS	80.2	80.2	12.5

(1)	The assets of World-Wide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

Based upon the foregoing, the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc. exceeded the Collateral Threshold of $43.7 million as of June 30, 2008. Further, we believe that, based upon the significant differences between the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS, Koppers Delaware, Inc., and the Collateral Threshold as of June 30, 2008 (there have been no significant changes in the operations of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc. since that date), we have determined that the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc. currently exceed the Collateral Threshold. As a result, the pledges of capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc. are automatically reduced to the extent that the Applicable Value exceeds the Collateral Threshold.

In respect of Koppers Concrete Products, Inc. and Concrete Partners, Inc., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., Koppers Redemption, Inc., Koppers Assurance, Inc. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. We have calculated the estimated market value of our subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended June 30, 2008, and multiplying this EBITDA by a multiple used by Koppers Holdings for the initial public offering price in February 2006, based on the fact that the value of Koppers Holdings’ shares were based upon the performance of its wholly owned subsidiary, Koppers Inc. The Company determined that using this multiple is a reasonable and appropriate means for determining fair value of our subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of our subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of June 30, 2008 would have to increase in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of World-Wide Ventures Corp., Koppers Australia Holding Company Pty. Ltd., Koppers Australia Pty Ltd., Koppers Europe ApS and Koppers Delaware, Inc., would have to decrease in order for the capital stock of each of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., and Koppers Delaware, Inc., that is currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(Dollars in millions)
World-Wide Ventures Corp.	$(186.3)
Koppers Europe ApS	(36.5)
Koppers Delaware, Inc.	(28.7)
Koppers Australia Holding Company Pty Ltd.	(110.0)
Koppers Australia Pty Ltd.	(110.0)
Concrete Partners, Inc.	37.8
Koppers Concrete Products, Inc.	43.5
Koppers Redemption, Inc.	43.7
Koppers Assurance, Inc.	57.9

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

On August 3, 2008, Koppers Inc. (the “Company”) and a limited partner signed a definitive agreement to sell Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.7 million, subject to post-closing adjustments for changes in working capital. Monessen is a metallurgical furnace coke facility that is 95 percent-owned by the Company (which serves as the general partner) and five percent owned by a limited partner. Net cash proceeds to the Company, after deduction for the limited partner interest, taxes and transaction costs, are estimated to be approximately $90.0 million. The transaction, which is expected to close by the end of the year, is subject to regulatory approval and assignment of certain rights by the Pennsylvania Department of Environmental Protection that could take up to 60 days to complete. The Company expects to recognize, before post-closing adjustments, an after-tax gain of approximately $85.0 million. The Company has an existing commercial relationship with ArcelorMittal S.A. that includes the sale of furnace coke to ArcelorMittal S.A. and its affiliates and the purchase of coal tar from ArcelorMittal S.A. and its affiliates.

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

KOPPERS INC. (REGISTRANT)

Date: August 7, 2008	By:	/s/ BRIAN H. MCCURRIE

Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)