Form 10-Q
period 2009-06-30
KOPPERS INC
filed 2009-08-06
CIK 916075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, the registrant did not have a class of voting shares held by non-affiliates.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KOPPERS INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Dollars in millions, except per share amounts)	(Unaudited)		(Unaudited)
Net sales	$291.6	$375.3	$564.3	$706.5
Cost of sales (excluding items below)	238.5	306.1	472.4	581.8
Depreciation and amortization	6.3	6.4	12.3	13.3
Selling, general and administrative expenses	12.8	15.5	26.8	31.9

Operating profit	34.0	47.3	52.8	79.5
Other loss	(0.2)	(0.3)	(0.2)	(0.3)
Interest expense	5.3	6.1	10.7	12.9

Income before income taxes	28.5	40.9	41.9	66.3
Income taxes	12.2	14.6	17.6	24.2

Income from continuing operations	16.3	26.3	24.3	42.1
Income from discontinued operations, net of tax benefit of $—, $(0.9), $— and $(2.0)	—	2.0	—	3.0
Loss on sale of discontinued operations, net of tax benefit of $—, $—, $0.2 and $—	(0.1)	—	(0.3)	—

Net income	16.2	28.3	24.0	45.1
Net income attributable to noncontrolling interests	0.8	0.4	1.3	1.0

Net income attributable to Koppers	$15.4	$27.9	$22.7	$44.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
(Dollars in millions, except per share amounts)	(Unaudited)
Assets
Cash and cash equivalents	$109.9	$63.1
Short-term investments	0.1	1.7
Restricted cash	—	4.2
Accounts receivable, net	118.1	112.1
Receivable from Parent	1.2	1.1
Inventories, net	144.9	171.8
Deferred tax assets	2.6	2.6
Other current assets	15.7	16.9

Total current assets	392.5	373.5
Equity in non-consolidated investments	5.7	6.0
Property, plant and equipment, net	144.1	144.8
Goodwill	60.9	58.4
Deferred tax assets	34.0	34.6
Other assets	18.7	20.5

Total assets	$655.9	$637.8

Liabilities
Accounts payable	$64.1	$82.0
Accrued liabilities	64.2	61.8
Payable to Parent	4.7	5.7
Short-term debt and current portion of long-term debt	0.2	0.2

Total current liabilities	133.2	149.7
Long-term debt	187.7	188.1
Accrued postretirement benefits	78.1	75.7
Other long-term liabilities	36.1	36.1

Total liabilities	435.1	449.6
Commitments and contingent liabilities (Note 17)
Equity
Preferred Stock, $0.01 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common Stock, $0.01 par value per share; 40,000,000 shares authorized; one share issued	—	—
Additional paid-in capital	126.6	126.4
Retained earnings	115.0	101.2
Accumulated other comprehensive loss	(29.6)	(47.4)

Total Koppers stockholder’s equity	212.0	180.2
Noncontrolling interests	8.8	8.0

Total equity	220.8	188.2

Total liabilities and equity	$655.9	$637.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
(Dollars in millions)	(Unaudited)
Cash provided by operating activities	62.9	18.8
Cash provided by (used in) investing activities:
Capital expenditures	(6.8)	(14.3)
Net cash proceeds (payments) from divestitures and asset sales	(1.1)	0.2

Net cash used in investing activities	(7.9)	(14.1)
Cash provided by (used in) financing activities:
Borrowings of revolving credit	—	178.5
Repayments of revolving credit	—	(176.0)
Repayments of long-term debt	(0.1)	(6.0)
Dividends paid to Parent	(9.2)	(8.1)

Net cash used in financing activities	(9.3)	(11.6)
Effect of exchange rate changes on cash	1.1	0.1

Net increase (decrease) in cash and cash equivalents	46.8	(6.8)
Add: Cash of assets held for sale at beginning of year	—	0.6
Less: Cash of assets held for sale at end of period	—	(1.4)
Cash and cash equivalents at beginning of year	63.1	16.8

Cash and cash equivalents at end of period	$109.9	$9.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

KOPPERS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of Koppers Inc.’s and its subsidiaries’ (“Koppers” or the “Company”) financial position and interim results as of and for the periods presented have been included. All such adjustments are of a normal recurring nature unless disclosed otherwise. The Company has evaluated all subsequent events through August 6, 2009, the date the financial statements were issued. Because the Company’s business is seasonal, results for interim periods are not necessarily indicative of those that may be expected for a full year. The Condensed Consolidated Balance Sheet for December 31, 2008 has been summarized from the audited balance sheet contained in the Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts have been reclassified to conform to the current year presentation.

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

The Company adopted FSP SFAS No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB Opinion 28-1”) effective June 30, 2009. FSP FAS No. 107-1 and APB Opinion 28-1 requires fair value disclosures for financial instruments that are not reflected in the Condensed Consolidated Balance Sheet at fair value. Prior to the issuance of FSP SFAS 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only annually. With the issuance of FSP SFAS 107-1 and APB Opinion 28-1, the Company is now required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheet at fair value. The adoption of the standard does not have a significant impact on the Company’s results of operations, financial condition or liquidity.

The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) effective June 30, 2009. SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the standard does not have a significant impact on the Company’s results of operations, financial condition or liquidity.

3. Fair Value Measurements

Carrying amounts and the related estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Fair Value	Carrying Value	Fair Value	Carrying Value
(Dollars in millions)
Financial assets:
Cash and cash equivalents, including restricted cash	$109.9	$109.9	$67.3	$67.3
Short-term investments	0.1	0.1	1.7	1.7
Investments and other assets(a)	2.9	2.9	3.2	3.2
Financial liabilities:
Long-term debt (including current portion)	$183.5	$187.9	$169.6	$188.3

(a)	Excludes equity method investments.

Cash and short-term investments – The carrying amount approximates fair value because of the short maturity of those instruments.

Investments and other assets – Represents the broker-quoted cash surrender value on universal life insurance policies and the interest rate swap fair value adjustment. At June 30, 2009, the interest rate swap is valued at $1.6 million and cash surrender values on insurance policies totaled $1.3 million. Both assets are classified as Level 2 in the valuation hierarchy and are measured from quotes and values received from financial institutions.

Long-term debt – The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of the revolving credit facilities approximate carrying value due to the variable rate nature of these instruments.

4. Dividends

On August 5, 2009, the Company’s board of directors declared a quarterly dividend to Koppers Holdings in an amount equivalent to 22 cents per common share of Koppers Holdings common stock. The dividend is payable to Koppers Holdings on or about payable on October 5, 2009.

5. Business Disposition

On October 1, 2008, Koppers Inc. and a limited partner sold Koppers Monessen Partners LP (“Monessen”) to ArcelorMittal S.A. for cash of $160.0 million plus working capital of $10.0 million. Monessen is a metallurgical furnace coke facility that was 95 percent owned by Koppers Inc. (which served as the general partner) and five percent owned by a limited partner. Effective as of the end of the second quarter of 2008, Monessen was classified as a discontinued operation in the Company’s statement of operations and its assets and liabilities were reclassified as “held for sale” in the balance sheet. Monessen was part of the Carbon Materials & Chemicals business segment.

Net sales and operating profit from discontinued operations for the three and six months ended June 30, 2009 and June 30, 2008 consist of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Dollars in millions)
Net sales	$—	$17.0	$—	$33.3
Operating profit	—	1.2	—	1.1

6. Comprehensive Income and Equity

Total comprehensive income for the three and six months ended June 30, 2009 and 2008 is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Dollars in millions)
Net income	$16.2	$28.3	$24.0	$45.1
Other comprehensive income (loss):
Change in currency translation adjustment	19.9	5.0	16.1	12.2
Change in unrecognized pension transition asset, net of tax	(0.1)	(0.1)	(0.1)	(0.1)
Change in unrecognized pension net loss, net of tax	1.0	0.1	1.9	(0.3)

Total comprehensive income	37.0	33.3	41.9	56.9
Less: net income attributable to noncontrolling interests	0.8	0.4	1.3	1.0

Comprehensive income attributable to Koppers	$36.2	$32.9	$40.6	$55.9

The following tables present the change in equity for the six months ended June 30, 2009 and June 30, 2008, respectively:

	Total Koppers Stockholder’s Equity’	Noncontrolling Interests	Total Equity
(Dollars in millions)
Balance at January 1, 2009	$180.2	$8.0	$188.2
Net income	22.7	1.3	24.0
Other comprehensive income (loss)	17.9	—	17.9
Capital contribution from Parent	0.2	—	0.2
Dividends to Parent	(9.0)	—	(9.0)
Dividends to noncontrolling interests	—	(0.5)	(0.5)

Balance at June 30, 2009	$212.0	$8.8	$220.8

	Total Koppers Stockholder’s Equity’	Noncontrolling Interests	Total Equity
(Dollars in millions)
Balance at January 1, 2008	$126.9	$9.4	$136.3
Net income	44.1	1.0	45.1
Other comprehensive income (loss)	11.8	—	11.8
Currency revaluation	—	0.6	0.6
Capital contribution from Parent	0.1	—	0.1
Repayment of receivable from Director	0.6	—	0.6
Dividends to Parent	(13.2)	—	(13.2)
Dividends to noncontrolling interests	—	(2.7)	(2.7)

Balance at June 30, 2008	$170.3	$8.3	$178.6

7. Accounts Receivable

Accounts receivable, net, as of June 30, 2009 and December 31, 2008 is summarized in the following table:

	June 30, 2009	December 31, 2008
(Dollars in millions)
Accounts receivable	$118.6	$112.6
Less allowance for doubtful accounts	0.5	0.5

Net	$118.1	$112.1

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

Under the LTIP, the Koppers Holdings’ board of directors granted restricted stock units and performance stock units to certain employee participants (collectively, the “stock units”) in 2007 and 2008. With respect to the 2007 grant, the restricted stock units will vest ratably each year over a period of three years for most participants, assuming continued employment. With respect to the 2008 grant, the restricted stock units will vest on the third anniversary of the grant date, assuming continued employment by the participant. The performance stock units granted in both years will vest upon the attainment of the applicable performance objective at the end of a three-year measurement period. The applicable performance objective is based upon a three-year cumulative value creation calculation commencing on the first day of each grant year. The number of performance stock units granted represents the target award and participants have the ability to earn between zero and 150 percent of the target award based upon actual performance. If minimum performance criteria are not achieved, no performance stock units will vest.

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

The following table shows a summary of the performance stock units as of June 30, 2009:

Performance Period	Minimum Shares	Target Shares	Maximum Shares
2007 – 2009	—	65,140	97,710
2008 – 2010	—	46,774	70,161
2009 – 2011	—	141,732	212,598

The following table shows a summary of the status and activity of nonvested stock awards for the six months ended June 30, 2009:

	Restricted Stock Units	Performance Stock Units	Total Stock Units	Weighted Average Grant Date Fair Value per Unit
Nonvested at January 1, 2009	48,700	112,907	161,607	$31.82
Granted	70,527	144,327	214,854	$15.26
Credited from dividends	659	1,499	2,158	$39.21
Vested	(5,769)	—	(5,769)	$25.91
Forfeited	(1,730)	(2,595)	(4,325)	$15.26

Nonvested June 30, 2009	112,387	256,138	368,525	$22.50

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

The following table shows a summary of the status and activity of stock options for the six months ended June 30, 2009:

	Options	Weighted Average Exercise Price per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2009	103,312	$34.40
Granted	142,704	$15.26
Outstanding at June 30, 2009	246,016	$23.30	9.03	$1.6

Exercisable at June 30, 2009	—	$—	—	$—

Total stock-based compensation expense recognized for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Dollars in millions)
Stock-based compensation expense recognized:
Selling, general and administrative expenses	$1.0	$0.7	$1.8	$1.2
Less related income tax benefit	0.4	0.3	0.7	0.5

	$0.6	$0.4	$1.1	$0.7

As of June 30, 2009, total future compensation expense related to non-vested stock-based compensation arrangements totaled $7.0 million and the weighted-average period over which this cost is expected to be recognized is approximately 25 months.

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

The following table sets forth certain sales and operating data, net of all intersegment transactions, for the Company’s segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Dollars in millions)
Revenues from external customers:
Carbon Materials & Chemicals	$160.9	$250.9	$306.4	$473.4
Railroad & Utility Products	130.7	124.4	257.9	233.1

Total	$291.6	$375.3	$564.3	$706.5

Intersegment revenues:
Carbon Materials & Chemicals	$29.4	$18.7	$50.2	$34.7
Railroad & Utility Products	—	—	—	—

Total	$29.4	$18.7	$50.2	$34.7

Depreciation and amortization expense:
Carbon Materials & Chemicals	$4.5	$4.7	$8.7	$9.9
Railroad & Utility Products	1.8	1.7	3.6	3.4

Total	$6.3	$6.4	$12.3	$13.3

Operating profit:
Carbon Materials & Chemicals	$19.9	$37.3	$26.4	$62.3
Railroad & Utility Products	14.1	10.0	26.4	17.2

Total	$34.0	$47.3	$52.8	$79.5

The following table sets forth certain tangible and intangible assets allocated to each of the Company’s segments as of the dates indicated:

	June 30, 2009	December 31, 2008
(Dollars in millions)
Segment assets:
Carbon Materials & Chemicals	$400.4	$402.1
Railroad & Utility Products	149.9	152.0
All other	105.6	83.7

Total	$655.9	$637.8

Goodwill:
Carbon Materials & Chemicals	$58.8	$56.6
Railroad & Utility Products	2.1	1.8

Total	$60.9	$58.4

10. Income Taxes

Effective Tax Rate

Income taxes as a percentage of pretax income was 42.9 percent and 35.6 percent for the three months ended June 30, 2009 and 2008, respectively. There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the second quarter of 2009 differs from the U.S. federal statutory rate of 35.0 percent primarily due to taxes on foreign earnings (+7.5 percent) and state taxes (+1.1 percent) partially offset by the domestic production activities deduction (-1.4 percent). With respect to the second quarter of 2008, the effective tax rate differs from the federal statutory rate primarily due to state taxes, net of federal benefit (+0.8 percent).

Income taxes as a percentage of pretax income was 42.0 percent and 36.5 percent for the six months ended June 30, 2009 and 2008, respectively, There were no discrete items included in the estimated effective tax rate for either period. The effective tax rate for the first six months of 2009 differs from the U.S. federal statutory rate of 35.0 percent primarily due to taxes on foreign earnings (+6.0 percent) and state taxes (+1.4 percent) partially offset by the domestic production activities deduction (-1.4 percent). With respect to the first six months of 2008, the effective tax rate differs from the federal statutory rate primarily due to state taxes, net of federal benefit (+0.8 percent) and foreign taxes (+0.9 percent).

The income tax provision for interim periods is based on an estimated annual effective tax rate, which requires management to make its best estimate of annual pretax income by domestic and foreign jurisdictions and other items that impact taxable income. During the year, management regularly updates estimates based on changes in various factors such as product prices, shipments, product mix, operating and administrative costs, earnings mix by taxable jurisdiction, repatriation of foreign earnings and uncertain tax positions. To the extent that actual results vary from the estimates at the end of the second quarter, the actual tax provision recognized for 2009 could be materially different from the forecasted annual tax provision as of the end of the second quarter.

Uncertain Tax Positions

The Company or one of its subsidiaries files income tax returns in U.S. federal jurisdiction, individual U.S. state jurisdictions and non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

As of June 30, 2009 and December 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, was approximately $3.3 million and $3.2 million, respectively. Unrecognized tax benefits totaled $4.0 million as of June 30, 2009 and December 31, 2008. The Company recognizes interest expense and any related penalties from uncertain tax positions in income tax expense. As of June 30, 2009 and December 31, 2008, the Company had accrued approximately $0.9 million and $0.7 million for interest and penalties, respectively.

11. Inventories

Net inventories as of June 30, 2009 and December 31, 2008 are summarized in the table below:

	June 30, 2009	December 31, 2008
(Dollars in millions)
Raw materials	$87.4	$99.6
Work in process	8.0	13.6
Finished goods	89.8	101.5

	185.2	214.7
Less revaluation to LIFO	40.3	42.9

Net	$144.9	$171.8

12. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2009 and December 31, 2008 are summarized in the table below:

	June 30, 2009	December 31, 2008
(Dollars in millions)
Land	$6.6	$6.3
Buildings	22.2	21.0
Machinery and equipment	486.5	469.4

	515.3	496.7
Less accumulated depreciation	371.2	351.9

Net	$144.1	$144.8

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

Expense related to the Company’s defined contribution plan totaled $— million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively. Expense related to the Company’s other postretirement benefit plans totaled $0.2 for each of the three months ended June 30, 2009 and 2008, respectively, and $0.4 million for each of the six months ended June 30, 2009 and 2008, respectively.

The following table provides the components of net periodic benefit cost for the pension plans for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Dollars in millions)
Service cost	$0.7	$0.8	$1.4	$1.6
Interest cost	2.6	3.0	5.2	6.0
Expected return on plan assets	(2.1)	(3.6)	(4.2)	(7.0)
Settlements	—	—	—	(0.1)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net loss	1.6	0.1	3.2	0.2
Amortization of transition asset	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$2.8	$0.3	$5.6	$0.7

14. Debt

Debt at June 30, 2009 and December 31, 2008 was as follows:

	Weighted Average Interest Rate	Maturity	June 30, 2009	December 31, 2008
(Dollars in millions)
Revolving Credit Facility	—%	2012	$—	$—
Senior Secured Notes	9 7/8%	2013	187.5	187.8
Other debt, including capital leases	8.00%	Various	0.4	0.5

Total			187.9	188.3
Less short-term debt and current maturities of long-term debt			0.2	0.2

Long-term debt			$187.7	$188.1

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

As of June 30, 2009, the Company had $219.8 million of unused revolving credit availability for working capital purposes after restrictions from various debt covenants, lien limitations and certain letter of credit commitments. As of June 30, 2009, $12.1 million of commitments were utilized by outstanding letters of credit.

Senior Secured Notes

The 9 7/8 percent Senior Secured Notes due 2013 (the “Senior Secured Notes”) are guaranteed, jointly and severally, on a senior secured basis by certain of the Company’s subsidiaries. Interest is payable semiannually in arrears on April 15 and October 15 of each year. The Senior Secured Notes and subsidiary guarantees are senior obligations of Koppers Inc. and its subsidiary guarantors, respectively, and are secured by a second priority lien on and security interest in substantially all of the assets owned by Koppers Inc. and its subsidiary guarantors that secure Koppers Inc.’s obligations under its revolving credit facility. After October 15, 2008, the Company is entitled to redeem all or a portion of the Senior Secured Notes at a redemption price of 104.938 percent of principal value, declining annually in ratable amounts until the redemption price is equivalent to the principal value.

The Company has a notional $50.0 million interest rate swap to convert a portion of the Senior Secured Notes from fixed-interest rate debt to floating-interest rate debt. Accordingly, the interest rate swap is reflected at fair value in other assets at June 30, 2009 and at December 31, 2008. The Senior Secured Notes subject to the notional amount of the interest rate swap is reflected at fair value at each balance sheet date. At June 30, 2009 and December 31, 2008, the impact of the interest rate swap increased the carrying value of the Senior Secured Notes by $1.6 million and $1.9 million, respectively.

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

Guarantees

The Company’s 60-percent owned subsidiary in China has issued a guarantee of $17.9 million in support of the Company’s 30-percent investment in Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”). The guarantee relates to bank debt incurred by TKK and expires in 2013.

15. Asset Retirement Obligations

The Company recognizes asset retirement obligations for the removal and disposal of residues; dismantling of certain tanks required by governmental authorities; cleaning and dismantling costs for owned rail cars; and cleaning costs for leased rail cars and barges. The following table reflects changes in the carrying values of asset retirement obligations:

	June 30, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$13.9	$18.1
Accretion expense	0.6	1.6
Revision in estimated cash flows, net	(0.3)	0.3
Expenses incurred	(0.7)	(6.0)
Currency translation	—	(0.1)

Balance at end of period	$13.5	$13.9

16. Deferred Revenue from Extended Product Warranty Liabilities

The Company defers revenues associated with extended product warranty liabilities based on historical loss experience and sales of extended warranties on certain products. The following table reflects changes in the carrying values of deferred revenue:

	June 30, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$7.5	$8.2
Deferred revenue for sales of extended warranties	0.1	0.5
Revenue earned	(0.5)	(1.2)

Balance at end of period	$7.1	$7.5

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

Legal Proceedings

Coal Tar Pitch Cases. Koppers Inc., along with other defendants, is currently a defendant in lawsuits filed in a variety of states in which the plaintiffs claim they suffered a variety of illnesses (including cancer) as a result of exposure to coal tar pitch sold by the defendants. There are 110 plaintiffs in 61 cases pending as of June 30, 2009 as compared to 99 plaintiffs in 55 cases at December 31, 2008. As of June 30, 2009, there are a total of 55 cases pending in state court in Pennsylvania, one case each pending in state courts in Tennessee, Washington and Illinois, two cases pending in an Indiana state court and one case pending in the United States District Court for the District of Oregon.

The plaintiffs in all 61 pending cases seek to recover compensatory damages, while plaintiffs in 49 cases also seek to recover punitive damages. The plaintiffs in the 55 cases filed in Pennsylvania state court seek unspecified damages in excess of the court’s minimum jurisdictional limit. The plaintiffs in the two cases filed in Indiana state court and the one case filed in Washington state court also seek damages in an unspecified amount. The plaintiff in the Oregon case seeks damages in excess of $1.8 million. The plaintiffs in the Tennessee state court case each seek damages of $15.0 million. The plaintiff in the Illinois state court case seeks compensatory damages in excess of $50,000.

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

Somerville Cases. Koppers Inc. is currently defending five sets of state court cases in Texas (Antu, Baade, Davis, Hensen and Moses) involving approximately 150 plaintiffs who allegedly have worked or resided in Somerville, Texas, where Koppers Inc. has operated a wood treatment plant since 1995. Koppers has been named, but not served, in another case (Asselin) that has 11 more plaintiffs who allegedly worked or resided in Somerville, Texas. These cases are pending in Burleson County, Texas and in Tarrant County, Texas. The BNSF Railway Company (“BNSF”) has also been named as a defendant in these cases. The complaints allege that plaintiffs have suffered personal injuries (including death, in some cases) resulting from exposure to wood preservative chemicals used at the Somerville, Texas wood treatment plant. The complaints in the Moses, Davis and Asselin cases additionally allege that plaintiffs have suffered property damage.

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

In February 2009, the Company filed a petition with the United States Court of Appeals for the Fifth Circuit asking it to transfer the future trials of the Beck federal cases from Greenville, Mississippi to Oxford, Mississippi, where plaintiffs originally filed suit. In April 2009, a three judge panel of the Fifth Circuit granted the petition to transfer the trials to Oxford. The plaintiff has filed a petition to vacate the decision of the three-judge panel and there has been no ruling on the plaintiff’s petition.

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

Grenada – State Court Cases. The state court cases were brought on behalf of approximately 214 plaintiffs in five counties in Mississippi. Each plaintiff seeks compensatory damages from the defendants of at least $5.0 million for each of up to eight counts and punitive damages of at least $10.0 million for each of three counts. Certain plaintiffs also seek damages for alleged trespass and private nuisance in unspecified amounts together with injunctive relief. The Mississippi Supreme Court ordered that the claims of the plaintiffs in the pending state court cases filed in counties other than Grenada County (approximately 110 cases) be severed and transferred to Grenada County. Plaintiffs’ counsel attempted to transfer ten such cases to Grenada County but all ten cases were dismissed by the Court. Motions to dismiss the remaining plaintiffs in the four non-Grenada

County cases are pending. In February 2009, the court in Washington County entered an order granting plaintiffs 30 days from January 30, 2009 to show good cause why the cases pending in Washington County should not be dismissed. Plaintiffs requested 60 days to effectuate a settlement with a defendant other than Koppers Inc. The plaintiffs have since filed stipulations of dismissal with respect to all of their claims involving the other defendant. Those dismissal orders have been entered. However, a total of seven plaintiffs have refused to accept the settlement agreement. Those plaintiffs have instead had their claims dismissed without prejudice as to the other defendant, with leave to refile within one year.

With respect to the state court case that was originally filed in Grenada County, the court granted the defendants’ motion to sever the claims of these plaintiffs for improper joinder. These plaintiffs then filed 104 individual complaints in Grenada County. Substantially 46 of the cases have been dismissed for various procedural reasons, and summary judgments based on the Mississippi statute of limitations have been entered in 40 of the cases. Plaintiffs have appealed the summary judgment orders to the Mississippi Supreme Court. Briefing in those appeals is ongoing. In the remaining 18 cases, motions to dismiss or, in the alternative, summary judgment, are pending before the Circuit Court.

On March 3, 2009, one of the plaintiffs who had been dismissed in the state court cases filed suit in Grenada County Circuit Court against Koppers Inc., Beazer East, Three Rivers Management, Inc. and the Illinois Central Railroad Company. Plaintiff is seeking actual and compensatory damages in excess of $20.0 million and punitive damages in an unspecified amount. The defendants have answered the complaint and discovery is proceeding.

Discontinued Operations. The Company sold its 51 percent interest in Koppers Arch Investments Pty Limited and its subsidiaries (“Koppers Arch”) in July 2007 to Arch Chemicals, Inc. and has provided an indemnity to Arch Chemicals for the Company’s share of liabilities, if any, arising from certain types of obligations and claims that arose prior to the Company’s sale of its interest in Koppers Arch. Koppers Inc. has received four notices from Arch Chemicals asserting claims for indemnification under the share purchase agreement. The first notice relates to environmental issues related to the condition of certain property associated with the Auckland, New Zealand operations of Koppers Arch Wood Protection (NZ) Limited. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to this matter until further notice. Another notice relates to claims of allegedly defective poles supplied by Arch Wood Protection (NZ) Limited. The Company has been informed that the estimated cost of replacing the poles in question, if replacement is required, is approximately $1 million. The other notices relate to legal actions that have been filed in the High Court of New Zealand Auckland Registry against a third party and against Arch Wood Protection (NZ) Limited by a competitor of Arch Wood Protection (NZ) Limited. The competitor/plaintiff alleges, among other things, claims of defamation, injurious falsehood, conspiracy and violation of the New Zealand Fair Trading Act. Reserving all rights, Koppers has agreed to participate in the payment of attorneys’ fees and related expenses relating to these matters until further notice. The plaintiff seeks damages of approximately $7 million. The Company has not provided a reserve for these matters because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of these matters may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Other Matters. In early 2009, the Company responded to a questionnaire from India’s Ministry of Commerce and Industry inquiring about the Company’s sales of carbon black into the Indian market. The Association of Carbon Black Manufacturers contends that carbon black manufacturers from a number of countries including Australia are dumping carbon black into the Indian market. The Ministry of Commerce and Industry has issued preliminary findings to impose tariffs on imports of carbon black from the countries in question, including Australia. The Company continues to defend itself in these proceedings which are continuing.

Legal Reserves Rollforward. The following table reflects changes in the accrued liability for legal proceedings:

	June 30, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$—	$0.4
Reversal of reserves	—	(0.3)
Cash expenditures	—	(0.2)
Currency translation	—	0.1

Balance at end of period	$—	$—

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

Domestic Environmental Matters. The Company has been named as a potentially responsible party (a “PRP”) at the Portland Harbor CERCLA site located on the Willamette River in Oregon. The Company has replied to an EPA Information request and has executed a PRP agreement which outlines the process to develop an allocation of past and future costs. The Company currently operates a coal tar pitch terminal near the site. The current estimate for past costs incurred in the remedial investigation/feasibility study is $100 million. Separate from the EPA activities, a natural resources damages assessment is being conducted by a local trustee group. The Company has not provided a reserve for this matter because, at this time, it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated. An unfavorable resolution of this matter may have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

The Illinois Environmental Protection Agency (the “IEPA”) has requested that Koppers Inc. conduct a voluntary investigation of soil and groundwater at its Stickney, Illinois carbon materials and chemicals facility. The IEPA advised Koppers Inc. that it made such request as a result of a reported release of oil-like material from Koppers Inc.’s property into an adjacent river canal. Koppers Inc. is conducting such investigation in cooperation with Beazer East. The Company and Beazer East have engaged consultants to assist the Company in preparing an estimate of potential costs and have commenced investigation on this site pursuant to a Plan submitted to the IEPA. The Company has provided a reserve for this matter totaling $1.6 million as of June 30, 2009.

In August 2005, the Pennsylvania Department of Environmental Protection (the “PADEP”) proposed a fine related to alleged water discharge exceedances from a storm water sewer pipe at the Company’s tar distillation facility in Clairton, Pennsylvania. In December 2006, the Company reached a preliminary settlement of the fine with the PADEP for $0.5 million, subject to the negotiation and execution of a consent order with the PADEP. Negotiations with respect to the consent order are continuing and may result in an increase in the amount of the fine payable by the Company. Accordingly, the Company has reserved the amount of the estimated settlement. The Company also proposed to undertake certain engineering and capital improvements to address this matter. In December 2007, the Company agreed to contribute the capital improvements, primarily a new sewer line, to the city of Clairton and accordingly, has provided a reserve of $1.6 million as of June 30, 2009.

Australian Environmental Matters. Soil and groundwater contamination has been detected at certain of the Company’s Australian facilities. At the Company’s tar distillation facility in Newcastle, New South Wales, Australia, soil contamination from an abandoned underground coal tar pipeline and other groundwater contamination have been detected at a property adjacent to the facility. In December 2006 the Company and the owner of the adjacent property reached an agreement in principle pursuant to which the Company will contribute $1.5 million and the owner of the adjacent property will contribute $5.3 million toward remediation of the property. Subject to the approval of a remediation action plan by local environmental authorities, the agreement in principle provides that the Company will assume responsibility for the management of the remediation effort and will indemnify the current owner for any remediation costs in excess of its agreed contribution. At the completion of the remediation, the agreement in principle provides that the property will be transferred to the Company. The Company has reserved its expected total remediation costs of $1.5 million at June 30, 2009.

Other Australian environmental matters include soil and groundwater remediation at two former wood products facilities in Australia which are being prepared for future sale. With respect to the first facility in Hume, Australia, contaminated soil has been remediated and groundwater contamination has been detected. With respect to the second facility in Thornton, Australia, a remediation action plan is being developed to address contaminated soil and groundwater. The Company has reserved $3.5 million for remediation costs at these sites which represents its best estimate of groundwater and soil remediation.

Environmental Reserves Rollforward. The following table reflects changes in the accrued liability for environmental matters:

	June 30, 2009	December 31, 2008
(Dollars in millions)
Balance at beginning of year	$11.7	$12.5
Expense	0.3	1.9
Reversal of reserves	—	(0.1)
Cash expenditures	(0.5)	(1.4)
Currency translation	0.9	(1.2)

Balance at end of period	$12.4	$11.7

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

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$195.2	$41.2	$6.3	$64.6	$(15.7)	$291.6
Cost of sales including depreciation and amortization	170.5	32.1	2.8	54.0	(14.6)	244.8
Selling, general and administrative	6.7	2.6	0.4	3.1	—	12.8

Operating profit	18.0	6.5	3.1	7.5	(1.1)	34.0
Other income (expense)	11.6	(0.9)	3.5	—	(14.4)	(0.2)
Interest expense (income)	5.5	0.7	—	0.2	(1.1)	5.3
Income taxes	8.6	1.5	—	2.1	—	12.2

Income from continuing operations	15.5	3.4	6.6	5.2	(14.4)	16.3
Discontinued operations	(0.1)	—	—	—	—	(0.1)
Noncontrolling interests	—	—	—	0.8	—	0.8

Net income attributable to Koppers	$15.4	$3.4	$6.6	$4.4	$(14.4)	$15.4

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$220.7	$57.0	$14.8	$98.9	$(16.1)	$375.3
Cost of sales including depreciation and amortization	190.0	42.7	10.6	85.3	(16.1)	312.5
Selling, general and administrative	7.9	3.7	0.3	3.6	—	15.5

Operating profit	22.8	10.6	3.9	10.0	—	47.3
Other income (expense)	20.1	—	8.7	—	(29.1)	(0.3)
Interest expense (income)	7.0	1.5	(0.1)	0.3	(2.6)	6.1
Income taxes	8.1	2.8	0.2	3.5	—	14.6

Income from continuing operations	27.8	6.3	12.5	6.2	(26.5)	26.3
Discontinued operations	—	—	—	2.0	—	2.0
Noncontrolling interests	(0.1)	—	—	0.5	—	0.4

Net income attributable to Koppers	$27.9	$6.3	$12.5	$7.7	$(26.5)	$27.9

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$385.2	$74.9	$17.0	$117.7	$(30.5)	$564.3
Cost of sales including depreciation and amortization	339.6	62.2	9.6	102.7	(29.4)	484.7
Selling, general and administrative	14.5	5.3	0.8	6.2	—	26.8

Operating profit	31.1	7.4	6.6	8.8	(1.1)	52.8
Other income (expense)	16.4	(0.7)	4.6	0.3	(20.8)	(0.2)
Interest expense (income)	11.2	1.3	—	0.5	(2.3)	10.7
Income taxes	13.3	1.7	0.1	2.5	—	17.6

Income from continuing operations	23.0	3.7	11.1	6.1	(19.6)	24.3
Discontinued operations	(0.3)	—	—	—	—	(0.3)
Noncontrolling interests	—	—	—	1.3	—	1.3

Net income attributable to Koppers	$22.7	$3.7	$11.1	$4.8	$(19.6)	$22.7

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Net sales	$414.0	$109.6	$25.2	$185.5	$(27.8)	$706.5
Cost of sales including depreciation and amortization	360.5	84.2	17.2	161.2	(28.0)	595.1
Selling, general and administrative	16.3	7.4	0.6	7.6	—	31.9

Operating profit	37.2	18.0	7.4	16.7	0.2	79.5
Other income (expense)	34.6	—	15.8	0.2	(50.9)	(0.3)
Interest expense (income)	14.5	3.0	(0.1)	0.7	(5.2)	12.9
Income taxes	13.2	4.6	0.3	6.1	—	24.2

Income from continuing operations	44.1	10.4	23.0	10.1	(45.5)	42.1
Discontinued operations	—	—	—	3.0	—	3.0
Noncontrolling interests	—	—	—	1.0	—	1.0

Net income attributable to Koppers	$44.1	$10.4	$23.0	$12.1	$(45.5)	$44.1

Condensed Consolidating Balance Sheet

June 31, 2009

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$64.8	$9.8	$—	$35.3	$—	$109.9
S-T investments & restricted cash	—	—	—	0.1	—	0.1
Accounts receivable, net	100.6	15.7	407.4	66.6	(471.0)	119.3
Inventories, net	77.6	37.9	—	30.5	(1.1)	144.9
Deferred tax assets	4.1	—	(1.5)	—	—	2.6
Other current assets	9.1	2.5	—	4.1	—	15.7

Total current assets	256.2	65.9	405.9	136.6	(472.1)	392.5
Equity investments	435.8	15.4	14.9	4.4	(464.8)	5.7
Property, plant and equipment, net	87.9	29.9	—	26.3	—	144.1
Goodwill	36.9	15.7	—	8.3	—	60.9
Deferred tax assets	74.5	2.4	(45.7)	2.8	—	34.0
Other noncurrent assets	17.3	—	—	1.5	(0.1)	18.7

Total assets	$908.6	$129.3	$375.1	$179.9	$(937.0)	$655.9

LIABILITIES AND EQUITY
Accounts payable	$424.5	$57.6	$6.2	$51.4	$(470.9)	$68.8
Accrued liabilities	9.6	14.6	14.0	26.0	—	64.2
Short-term debt and current portion of long-term debt	0.2	—	—	—	—	0.2

Total current liabilities	434.3	72.2	20.2	77.4	(470.9)	133.2
Long-term debt	187.7	—	—	—	—	187.7
Other long-term liabilities	74.6	0.6	—	39.1	(0.1)	114.2

Total liabilities	696.6	72.8	20.2	116.5	(471.0)	435.1
Koppers stockholder’s equity	212.0	56.5	354.9	54.6	(466.0)	212.0
Noncontrolling interests	—	—	—	8.8	—	8.8

Total liabilities and equity	$908.6	$129.3	$375.1	$179.9	$(937.0)	$655.9

Condensed Consolidating Balance Sheet

December 31, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
ASSETS
Cash and cash equivalents	$37.6	$3.2	$—	$22.3	$—	$63.1
S-T investments & restricted cash	(0.1)	—	—	6.0	—	5.9
Accounts receivable, net	94.4	17.9	388.3	65.2	(452.6)	113.2
Inventories, net	100.4	39.3	—	32.1	—	171.8
Deferred tax assets	4.1	—	(1.5)	—	—	2.6
Other current assets	10.1	2.6	—	4.2	—	16.9

Total current assets	246.5	63.0	386.8	129.8	(452.6)	373.5
Equity investments	403.9	13.2	15.6	4.0	(430.7)	6.0
Property, plant and equipment, net	92.3	26.7	—	25.8	—	144.8
Goodwill	37.0	13.4	—	8.0	—	58.4
Deferred tax assets	74.9	2.1	(45.7)	3.3	—	34.6
Other noncurrent assets	19.1	—	—	1.5	(0.1)	20.5

Total assets	$873.7	$118.4	$356.7	$172.4	$(883.4)	$637.8

LIABILITIES AND EQUITY
Accounts payable	$424.4	$55.6	$5.9	$54.4	$(452.6)	$87.7
Accrued liabilities	8.7	15.1	14.0	24.0	—	61.8
Short term debt and current portion of long-term debt	0.2	—	—	—	—	0.2

Total current liabilities	433.3	70.7	19.9	78.4	(452.6)	149.7
Long-term debt	188.1	—	—	—	—	188.1
Other long-term liabilities	72.1	0.6	—	39.2	(0.1)	111.8

Total liabilities	693.5	71.3	19.9	117.6	(452.7)	449.6
Koppers stockholder’s equity	180.2	47.1	336.8	46.8	(430.7)	180.2
Noncontrolling interests	—	—	—	8.0	—	8.0

Total liabilities and equity	$873.7	$118.4	$356.7	$172.4	$(883.4)	$637.8

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$41.6	$7.2	$—	$14.1	$—	$62.9
Cash provided by (used in) investing activities:
Capital expenditures	(4.3)	(0.4)	—	(2.1)	—	(6.8)
Net cash proceeds (payments) from divestitures and asset sales	—	(1.1)	—	—	—	(1.1)

Net cash (used in) investing activities	(4.3)	(1.5)	—	(2.1)	—	(7.9)
Cash provided by (used in) financing activities:
Repayments of long-term debt	(0.1)	—	—	—	—	(0.1)
Dividends paid	(9.2)	—	—	—	—	(9.2)

Net cash provided by (used in) financing activities	(9.3)	—	—	—	—	(9.3)
Effect of exchange rates on cash	(0.8)	0.9	—	1.0	—	1.1

Net increase (decrease) in cash and cash equivalents	27.2	6.6	—	13.0	—	46.8
Cash and cash equivalents at beginning of year	37.6	3.2	—	22.3	—	63.1

Cash and cash equivalents at end of period	$64.8	$9.8	$—	$35.3	$—	$109.9

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

	Parent	Australian Guarantor Subsidiaries	Other Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
(Dollars in millions)
Cash provided by (used in) operating activities	$10.7	$(3.4)	$—	$11.5	$—	$18.8
Cash provided by (used in) investing activities:
Capital expenditures	(7.4)	(1.6)	—	(5.3)	—	(14.3)
Net cash proceeds from divestitures and asset sales	—	—	—	0.2	—	0.2

Net cash (used in) investing activities	(7.4)	(1.6)	—	(5.1)	—	(14.1)
Cash provided by (used in) financing activities:
Net borrowings (repayments) of revolving credit	12.0	—	—	(9.5)	—	2.5
Net borrowings (repayments) of long-term debt	(6.0)	—	—	—	—	(6.0)
Dividends paid	(8.1)	—	—	—	—	(8.1)

Net cash provided by (used in) financing activities	(2.1)	—	—	(9.5)	—	(11.6)
Effect of exchange rates on cash	(1.2)	0.5	—	0.8	—	0.1

Net increase (decrease) in cash and cash equivalents	—	(4.5)	—	(2.3)	—	(6.8)
Add: Cash of assets held for sale at beg. of year	—	—	—	0.6	—	0.6
Less: Cash of assets held for sale at end of period	—	—	—	(1.4)	—	(1.4)
Cash and cash equivalents at beginning of year	—	5.9	—	10.9	—	16.8

Cash and cash equivalents at end of year	$—	$1.4	$—	$7.8	$—	$9.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements concerning trends or events potentially affecting the businesses of Koppers. These statements typically contain words such as “believes”, “anticipates”, “expects”, “estimates”, “may”, “will”, “should”, “continue”, “plans”, “intends”, “likely”, or other similar words indicating that future outcomes are uncertain. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, although not necessarily all factors, which would cause future outcomes to differ materially from those set forth in the forward-looking statements. For additional risk factors affecting the Company’s business, see Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

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

Outlook

Trend Overview

The Company’s businesses and results of operations are impacted by various competitive and other factors including (i) the impact of global economic conditions on demand for the Company’s products both in the United States and overseas; (ii) raw materials pricing and availability, in particular the amount and quality of coal tar available in global markets, which have been negatively impacted by reductions in steel and coke production; (iii) volatility in oil prices, which impacts selling prices and margins for certain of the Company’s products including carbon black feedstocks and phthalic anhydride; (iv) competitive conditions in global carbon pitch markets; (v) low margins in the utility pole business; and (vi) changes in foreign exchange rates.

The Company’s businesses and results of operations have been impacted by the downturn in the global economy in late 2008 and the Company expects that these negative trends will continue through 2009 and into 2010. Certain key end markets have experienced significant global reductions in demand that have negatively impacted the demand for the Company’s products. In late 2008 and continuing into 2009 the Company has seen significant reductions in global production of aluminum, steel, rubber, concrete, plastics and paints, as well as other products, that represent markets in which the Company’s products are consumed. Management is watching these markets very closely and believes that there will be uncertainty regarding the levels of production going forward.

In addition to reduced demand for our products, many of our customers are aggressively attempting to reduce their manufacturing raw material costs. Accordingly, some of our customers are moving toward short-term pricing arrangements as opposed to long-term contracts with periodic pricing reviews.

In recent months, several aluminum smelters have been temporarily idled or closed. Management expects the trend of closing or reducing production at higher cost smelters to continue as newer, more cost effective smelters come on line in regions with lower cost energy, particularly in the Middle East. As an example, specific closures of aluminum smelters have occurred in North America and Europe that will negatively impact volumes in those geographic areas; at this time the Company cannot predict if or when these idled smelters will return to production. However, the Company believes it is well positioned to supply the new Middle Eastern smelters of its customers due to the Company’s capacity expansions in China.

Koppers expects to produce lower volumes in 2009 in many of its products which will impact the capacity utilization at its facilities. Lower throughput volumes combined with increasing pressure for price reductions have led the Company to review its capacity utilization and has resulted in production cutbacks at certain facilities, which will result in lower revenues and margins. If these trends continue, the Company may temporarily idle or permanently close facilities. The Company will continue to review underperforming assets and rationalize capacity as necessary to remain competitive in this market.

Several of the Company’s products, particularly carbon black feedstocks and phthalic anhydride, have end market pricing that is linked to benchmark oil indices. During the past few years the Company has benefited in terms of revenues and profitability from the higher pricing for these products as the cost of coal tar has not increased proportionally with oil. However, when the price of oil declined in late 2008 the Company experienced significant price and profit declines for these products that has continued in 2009.

The availability of a key raw material, coal tar, is linked to levels of metallurgical coke production. As the global steel industry has reduced production of steel and metallurgical coke the volumes of coal tar by-product were also reduced. The Company’s ability to obtain coal tar and the price the Company is able to negotiate has a significant impact on the level of profitability of the Company’s business. Most notably in 2009 the Company continued to see price increases in North America for coal tar due to lower availability and the pricing terms in the Company’s raw material purchasing contracts. Some of the Company’s sales contracts include provisions that allow for price increases based on increases in the price of raw materials, which has allowed the Company to generally maintain profit dollars in its core businesses. However, significant increases in raw material costs will result in margin dilution because only the increased cost of the raw material is passed on to the customer.

In July 2009, a boiler explosion occurred at Koppers’ 30 percent-owned company, Tangshan Koppers Kailuan Carbon Chemical Company Limited (“TKK”). TKK had commenced commercial operations in April 2009. Manufacturing operations have been suspended and will not resume until repairs are completed and operating permits are re-issued. TKK’s management estimates that manufacturing operations may not resume until October 2009. At this time, no estimates have been provided by TKK on the potential financial impact of the boiler incident. The Company expects to fulfill its carbon pitch export commitments from production at other Koppers’ facilities.

The North American railroad market has experienced better stability than the Company’s other end markets in recent months; however, continued negative economic trends could impact the demand for crossties from the short line railroads as well as the Class 1 railroads. In 2009 the Company has experienced a reduction in demand of crossties with respect to short line railroads. Additionally, lumber availability and pricing were negatively impacted in 2008 by weather conditions as well as the depressed markets for furniture and hardwood flooring caused by the dramatic decline in the U.S. housing market. While weather conditions are difficult to predict, it is likely that housing will remain depressed during 2009 and may result in continued difficulties related to cost and availability for crossties.

Net sales over the past several years have been significantly impacted by favorable foreign exchange rates in Australia, Great Britain, Europe, Denmark and China. In late 2008 and continuing into 2009 the Company saw those trends begin to reverse. Exchange rates for currencies in Australia, Great Britain, Europe, Denmark, and to a lesser extent, China, have changed significantly and will negatively impact sales and profits in 2009 compared to 2008. For example, unfavorable changes in exchange rates reduced the Company’s sales by approximately $17 million, or six percent, as compared to the second quarter of 2008 and approximately $40 million, or seven percent, as compared to the first six months of 2008. In addition, the Company expects continued volatility in these exchange rates that could impact management’s ability to accurately predict future levels of sales and profits.

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

Results of Operations – Comparison of Three Months Ended June 30, 2009 and June 30, 2008

Consolidated Results

Net sales for the three months ended June 30, 2009 and 2008 are summarized by segment in the following table:

	Three Months Ended June 30,		Net Change
	2009	2008
(Dollars in millions)
Carbon Materials & Chemicals	$160.9	$250.9	-36%
Railroad & Utility Products	130.7	124.4	+5%
	$291.6	$375.3	-22%

CM&C net sales decreased by $90.0 million or 36 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+4%	-14%	-3%	-13%
Distillates(b)	-2%	-6%	—%	-8%
Coal Tar Chemicals(c)	-3%	-3%	—%	-6%
Other(d)	-1%	-5%	-3%	-9%

Total CM&C	-2%	-28%	-6%	-36%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, petroleum pitch, benzole, freight and other products.

Carbon materials pricing for carbon pitch increased in the U.S. and Australia as customer prices were increased in response to higher raw material costs. Offsetting this increase were lower sales volumes of carbon pitch in the U.S. of eight percent, Europe of three percent and China of two percent. The volume decreases are due to slowing worldwide demand for aluminum products and the related idling of a number of aluminum smelters to reduce supply.

Distillate pricing for carbon black feedstock decreased two percent in Europe due to lower average worldwide oil prices as compared to the prior year. The decrease in distillate sales volume is due primarily to lower carbon black feedstock sales in Europe totaling three percent and lower creosote sales in the U.S. totaling two percent.

For coal tar chemicals, decreases in phthalic anhydride prices in the U.S. of two percent and naphthalene prices in Europe of one percent were experienced. Lower volumes of phthalic anhydride of two percent resulted from weakness in the U.S. housing and auto industries. With respect to other products, volumes of carbon black, benzole and commercial roofing decreased one percent each as compared to the prior year quarter.

R&UP net sales increased by $6.3 million or five percent due to the following changes in volume, pricing and foreign currency:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+6%	-2%	—%	+4%
TSO Crossties(b)	+2%	+1%	—%	+3%
Distribution Poles	+1%	-3%	-1%	-3%
Other(c)	+2%	-1%	—%	+1%

Total R&UP	+11%	-5%	-1%	+5%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, freight and other treated and untreated lumber products.

Sales price increases and volume increases for untreated railroad crossties totaled three percent and eight percent, respectively, in the quarter ended June 30, 2009. Additionally, sales price increases of three percent were realized for treated railroad crossties. Offsetting the volume increase in railroad crossties was a decrease of ten percent in treated railroad crosstie sales, as volume reductions for sales to commercial customers more than offset volume increases for the Class 1 railroads. Distribution pole sales in the U.S. decreased two percent due to lower volumes.

Cost of sales as a percentage of net sales was 82 percent for the quarter ended June 30, 2009 which is unchanged as compared to the quarter ended June 30, 2008. Overall, cost of sales decreased by $67.6 million when compared to the prior year period due primarily to lower CM&C production volumes and foreign exchange.

Depreciation and amortization for the quarter ended June 30, 2009 was $0.1 million lower when compared to the prior year period due partially to foreign exchange.

Selling, general and administrative expenses for the quarter ended June 30, 2009 were $2.7 million lower when compared to the prior year period primarily due to lower salary, incentive and benefit expenses and lower discretionary spending as a result of programs to decrease spending to react to global economic issues.

Interest expense for the quarter ended June 30, 2009 was $0.8 million lower when compared to the prior year period primarily due to lower average borrowings as compared to the prior period. Lower average borrowings resulted from debt reductions in the fourth quarter of 2008 funded by the net proceeds from the sale of Monessen in October 2008.

Income taxes for the quarter ended June 30, 2009 were $2.4 million lower when compared to the prior year period primarily due to the decrease in pretax income of $12.4 million, despite an increase in the effective income tax rate. The Company’s effective income tax rate for the quarter ended June 30, 2009 was 42.9 percent as compared to the prior year period of 35.6 percent. The increase in the effective tax rate is primarily due to the recognition of deferred tax expense on foreign dividends from current year estimated earnings.

Segment Results

Segment operating profit for the three months ended June 30, 2009 and 2008 are summarized by segment in the following table:

	Three Months Ended June 30,		% Change
	2009	2008
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$19.9	$37.3	-47%
Railroad & Utility Products	14.1	10.0	+41%
	$34.0	$47.3	-28%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	12.4%	14.9%	-2.5%
Railroad & Utility Products	10.8%	8.0%	+2.8%
	11.7%	12.6%	-0.9%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the three months ended June 30, 2009 and 2008 is summarized in the following table:

	Three months ended June 30,		% Change
	2009	2008
(Dollars in millions)
Net sales:
North America	$71.0	$105.9	-33%
Europe	44.9	74.0	-39%
Australia	34.7	47.4	-27%
China	18.1	24.7	-27%
Intrasegment	(7.8)	(1.1)	+609%
	$160.9	$250.9	-36%
Operating profit:
North America	$9.4	$17.4	-46%
Europe	5.2	8.8	-41%
Australia	4.5	10.0	-55%
China	1.9	1.1	+73%
Intrasegment	(1.1)	—	n/a %
	$19.9	$37.3	-47%

North American CM&C sales decreased by $34.9 million due primarily to lower volumes for carbon pitch, creosote and phthalic anhydride totaling $29.7 million and lower prices for phthalic anhydride totaling $6.2 million. These decreases were partially offset by higher prices for carbon pitch and creosote of $5.9 million. Operating profit as a percentage of net sales decreased to 13 percent from 16 percent between periods reflecting the impact of significantly lower sales volumes coupled with lower pricing for phthalic anhydride in the second quarter of 2009.

European CM&C sales decreased by $29.1 million due primarily to lower volumes for carbon pitch, carbon black feedstock and benzole of $18.5 million and lower prices for carbon black feedstock totaling $5.2 million. In addition, currency exchange rate changes resulted in a reduction of sales totaling $7.4 million. Operating profit as a percentage of net sales was 12 percent for both periods.

Australian CM&C sales decreased by $12.7 million due primarily to lower volumes for carbon pitch, carbon black feedstock and carbon black totaling $7.7 million. These decreases were partially offset by higher prices for carbon pitch totaling $5.7 million. Currency exchange rate changes resulted in a reduction of sales totaling $8.2 million. Operating profit as a percentage of net sales was 13 percent for the three months ended June 30, 2009 as compared to 21 percent for the prior period reflecting the impact of significantly lower sales volumes in the second quarter of 2009.

Chinese CM&C sales decreased by $6.6 million due primarily to lower volumes of carbon pitch totaling $5.5 million and lower prices for carbon pitch of $1.6 million. Operating profit as a percentage of net sales was ten percent for the three months ended June 30, 2009 as compared to four percent for the three months ended June 30, 2008.

Railroad & Utility Products operating profit for the quarter ended June 30, 2009 increased by $4.1 million as compared to the prior period primarily as a result of higher prices for treated and untreated railroad crossties and TSO crossties. Operating profit as a percentage of net sales increased to 11 percent from eight percent between periods due to higher overall sales to Class 1 railroads.

Results of Operations – Comparison of Six Months Ended June 30, 2009 and June 30, 2008

Consolidated Results

Net sales for the six months ended June 30, 2009 and 2008 are summarized by segment in the following table:

	Six Months Ended June 30,		Net Change
	2009	2008
(Dollars in millions)
Carbon Materials & Chemicals	$306.4	$473.4	-35%
Railroad & Utility Products	257.9	233.1	+11%
	$564.3	$706.5	-20%

CM&C net sales decreased by $167.0 million or 35 percent due to the following changes in volume, pricing and foreign exchange:

	Price	Volume	Foreign Exchange	Net Change
Carbon Materials(a)	+5%	-13%	-3%	-11%
Distillates(b)	-2%	-4%	-1%	-7%
Coal Tar Chemicals(c)	-3%	-2%	—%	-5%
Other(d)	-2%	-6%	-4%	-12%

Total CM&C	-2%	-25%	-8%	-35%

(a)	Includes carbon pitch and refined tar.
(b)	Includes creosote and carbon black feedstock.
(c)	Includes naphthalene and phthalic anhydride.
(d)	Includes carbon black, petroleum pitch, benzole, freight and other products.

Carbon materials pricing for carbon pitch increased four percent in the U.S. and Australia as customer prices were increased in response to higher raw material costs. Offsetting this increase were lower sales volumes of carbon pitch in the U.S. of eight percent, Europe of three percent and Australia of two percent. The volume decreases are due to slowing worldwide demand for aluminum products and the related idling of a number of aluminum smelters to reduce supply.

Distillate pricing for carbon black feedstock decreased two percent in Europe due to lower average worldwide oil prices. The decrease in distillate sales volume is due primarily to lower carbon black feedstock sales in Europe totaling two percent and lower creosote sales in the U.S. totaling one percent.

For coal tar chemicals, decreases in phthalic anhydride prices in the U.S. of two percent and naphthalene prices in Europe of one percent were experienced. Lower volumes of phthalic anhydride of two percent resulted from weakness in the U.S. housing and auto industries. With respect to other products, carbon black volumes and miscellaneous other products decreased two percent each as compared to the prior year quarter.

R&UP net sales increased by $24.8 million or 11 percent due to the following changes in volume, pricing and foreign currency:

	Price	Volume	Foreign Exchange	Net Change
Railroad Crossties(a)	+6%	+1%	—%	+7%
TSO Crossties(b)	+2%	+1%	—%	+3%
Distribution Poles	+1%	-2%	-1%	-2%
Other(c)	+3%	—%	—%	+3%

Total R&UP	+12%	—%	-1%	+11%

(a)	Includes treated and untreated railroad crossties.
(b)	Includes sales from treatment services only (“TSO”).
(c)	Includes transmission poles, pilings, freight and other treated and untreated lumber products.

Sales price increases and volume increases for untreated railroad crossties totaled four percent and nine percent, respectively, in the six months ended June 30, 2009. Partially offsetting the volume increase in railroad crossties was a decrease of eight percent in treated railroad crosstie sales, as volume reductions for sales to commercial customers more than offset volume increases for the Class 1 railroads.

Cost of sales as a percentage of net sales was 84 percent for the six months ended June 30, 2009 as compared to 82 percent for the six months ended June 30, 2008. Overall, cost of sales decreased by $109.4 million when compared to the prior year period due primarily to lower CM&C production volumes and foreign exchange.

Depreciation and amortization for the six months ended June 30, 2009 was $1.0 million lower when compared to the prior year period due partially to foreign exchange.

Selling, general and administrative expenses for the six months ended June 30, 2009 were $5.1 million lower when compared to the prior year period primarily due to lower salary, incentive and benefit expenses and lower discretionary spending as a result of programs to decrease spending to react to global economic issues.

Interest expense for the six months ended June 30, 2009 was $2.2 million lower when compared to the prior year period primarily due to lower average borrowings as compared to the prior period. Lower average borrowings resulted from debt reductions in the fourth quarter of 2008 funded by the net proceeds from the sale of Monessen in October 2008.

Income taxes for the six months ended June 30, 2009 were $6.6 million lower when compared to the prior year period primarily due to the decrease in pretax income of $24.4 million, despite an increase in the effective income tax rate. The Company’s effective income tax rate for the six months ended June 30, 2009 was 42.0 percent as compared to the prior year period of 36.5 percent. The increase in the effective tax rate is primarily due to the recognition deferred tax expense on foreign dividends from current year estimated earnings.

Segment Results

Segment operating profit for the six months ended June 30, 2009 and 2008 are summarized by segment in the following table:

	Six Months Ended June 30,		% Change
	2009	2008
(Dollars in millions)
Operating profit:
Carbon Materials & Chemicals	$26.4	$62.3	-58%
Railroad & Utility Products	26.4	17.2	+53%
	$52.8	$79.5	-34%
Operating profit as a percentage of net sales:
Carbon Materials & Chemicals	8.6%	13.2%	-4.6%
Railroad & Utility Products	10.2%	7.4%	+2.8%
	9.4%	11.3%	-1.9%

Carbon Materials & Chemicals net sales and operating profit by geographic region for the six months ended June 30, 2009 and 2008 is summarized in the following table:

	Six months ended June 30,		% Change
	2009	2008
(Dollars in millions)
Net sales:
North America	$140.1	$199.3	-30%
Europe	78.5	141.8	-45%
Australia	62.1	91.1	-32%
China	36.5	42.5	-14%
Intrasegment	(10.8)	(1.3)	+731%
	$306.4	$473.4	-35%
Operating profit:
North America	$14.5	$30.8	-53%
Europe	5.3	13.9	-62%
Australia	4.7	15.0	-69%
China	3.0	2.6	+15%
Intrasegment	(1.1)	—	n/a %
	$26.4	$62.3	-58%

North American CM&C sales decreased by $59.2 million due primarily to lower volumes for carbon pitch, creosote and phthalic anhydride totaling $52.5 million and lower prices for phthalic anhydride totaling $11.4 million. These decreases were partially offset by higher prices for carbon pitch and creosote of $14.0 million. Operating profit as a percentage of net sales decreased to 10 percent from 15 percent between periods reflecting the impact of significantly lower sales volumes coupled with lower pricing for phthalic anhydride in the first half of 2009.

European CM&C sales decreased by $63.3 million due primarily to lower volumes of carbon pitch, carbon black feedstock and benzole of $29.1 million and lower prices for carbon black feedstock, naphthalene and benzole of $21.9 million. In addition, currency exchange rate changes resulted in a reduction of sales totaling $18.0 million. Operating profit as a percentage of net sales decreased to seven percent from ten percent between periods reflecting the impact of significantly lower sales volumes in the first half of 2009.

Australian CM&C sales decreased by $29.0 million due primarily to lower volumes for carbon pitch, carbon black and carbon black totaling $19.2 million. These decreases were partially offset by higher prices for carbon pitch totaling $11.4 million. Currency exchange rate changes resulted in a reduction of sales totaling $19.0 million. Operating profit as a percentage of net sales was eight percent for the six months ended June 30, 2009 as compared to 16 percent for the prior period reflecting the impact of significantly lower sales volumes in the first half of 2009.

Chinese CM&C sales decreased by $6.0 million due primarily to lower prices for carbon black feedstock and naphthalene totaling $4.8 million. Operating profit as a percentage of net sales was eight percent for the six months ended June 30, 2009 as compared to six percent for the six months ended June 30, 2008.

Railroad & Utility Products operating profit for the six months ended June 30, 2009 increased by $9.2 million as compared to the prior period primarily as a result of higher sales of treated and untreated railroad crossties and TSO crossties. Operating profit as a percentage of net sales increased to ten percent from seven percent between periods due to higher production and procurement levels for railroad crossties.

Cash Flow

Net cash provided by operating activities was $62.9 million for the six months ended June 30, 2009 as compared to net cash provided by operating activities of $18.8 million for the six months ended June 30, 2008. The increase of $44.1 million in net cash provided by operations is due primarily to a reduction in working capital requirements due to lower CM&C raw material purchasing demands as a result of the global reduction in demand for aluminum products and other manufacturing-related products.

Net cash used in investing activities was $7.9 million for the six months ended June 30, 2009 as compared to net cash used in investing activities of $14.1 million for the six months ended June 30, 2008. Net cash payments from divestitures asset sales of $1.1 million for the six months ended June 30, 2009 primarily relates to final settlement of the Monessen transaction. Capital expenditures in 2009 are expected to total approximately $23 million.

Net cash used in financing activities was $9.3 million for the six months ended June 30, 2009 as compared to net cash used in financing activities of $11.6 million for the six months ended June 30, 2008. There were no borrowings or repayments of the revolving credit facility for the six months ended June 30, 2009.

Dividends paid to Koppers Holdings were $9.2 million in the six months ended June 30, 2009 as compared to dividends paid of $8.1 million for the six months ended June 30, 2008. On August 5, 2009, the Company’s board of directors declared a quarterly dividend to Koppers Holdings in an amount equivalent to 22 cents per common share of Koppers Holdings’ common stock.

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

Under the indenture relating to the Senior Secured Notes, Koppers Inc. must have an EBITDA (as defined in the indenture) to consolidated interest expense ratio of at least 2.0 to 1.0. Additionally, the revolving credit facility requires compliance with all financial covenants and availability of at least $35.0 million and leverage ratio less than 2.0 times under the revolving credit facility after giving effect to any proposed dividend. Significant reductions in net income, or increases to indebtedness affecting compliance with financial covenants or availability under the revolving credit facility would restrict Koppers Inc.’s ability to pay dividends. As of June 30, 2009, dividends available to be declared based on covenant restrictions under the Senior Discount Notes and the Senior Secured Notes exceed $100.0 million each.

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

As of June 30, 2009, the Company has $219.8 million of unused revolving credit availability for working capital purposes after restrictions by various debt covenants, lien limitations and certain letter of credit commitments. As of June 30, 2009, $12.1 million of commitments were utilized by outstanding letters of credit.

The following table summarizes Koppers’ estimated liquidity as of June 30, 2009:

(Dollars in millions)
Cash and cash equivalents	$109.9
Amount available under revolving credit facility	219.8
Amount available under other credit facilities	7.0

Total estimated liquidity	$336.7

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

Cash Flows from Discontinued Operations

The cash flows related to Monessen for the six months ended June 30, 2008 have not been restated in the consolidated statement of cash flows. The net cash inflows of discontinued operations totaled $0.8 million for the six months ended June 30, 2008.

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

At June 30, 2009, Koppers Inc. had $185.8 million outstanding of Senior Secured Notes (excluding adjustment for a related interest rate swap). The Senior Secured Notes include customary covenants that restrict, among other things, the Company’s ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets or enter into various transactions with affiliates. The Company is currently in compliance with all covenants in the indentures governing the Senior Secured Notes.

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

We have based our determination of which subsidiary’s capital stock currently constitutes collateral upon the book value, par value and estimated market value of the capital stock of each of its subsidiaries as of June 30, 2009 and the operations of these subsidiaries since that date. The Applicable Value for the capital stock of each of our subsidiaries is the greater of the book value and estimated market value, as the value of each subsidiary’s capital stock is nominal and therefore has not impacted our calculation of Applicable Value. The Net Fair Value and Net Book Value calculations each include an allocation of corporate debt to the subsidiaries. Set forth in the table below is the Applicable Value of each subsidiary’s capital stock as of June 30, 2009:

Subsidiary	Applicable Value as of June 30, 2009	Net Fair Value as of June 30, 2009	Net Book Value as of June 30, 2009
(Dollars in millions)
World-Wide Ventures Corp.(1)	$186.5	$186.5	$92.7
Koppers Australia Holding Company Pty Ltd.(2)	110.4	110.4	69.7
Koppers Australia Pty Ltd.	110.4	110.4	69.7
Koppers Delaware, Inc.	89.7	43.5	89.7
Koppers Europe ApS	76.1	76.1	23.0
Concrete Partners, Inc.	6.7	(5.0)	6.7
Koppers Concrete Products, Inc.	0.1	(0.1)	0.1
Koppers Assurance, Inc.	(12.5)	(12.5)	(15.3)
Koppers Redemption, Inc.	—	—	—

(1)	The assets of World-Wide Ventures Corp. include the stock of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd. and, therefore, include the Applicable Value, net fair value and net book value of Koppers Europe ApS and Koppers Australia Holding Company Pty Ltd.
(2)	The assets of Koppers Australia Holding Company Pty Ltd. include the stock of Koppers Australia Pty Ltd. and, therefore, the Applicable Value, net fair value and net book value of Koppers Australia Holding Company Pty Ltd. include the Applicable Value, net fair value and net book value of Koppers Australia Pty Ltd.

Based upon the foregoing, the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc. and Koppers Europe ApS exceeded the Collateral Threshold of $37.2 million as of June 30, 2009. Further, we believe that, based upon the significant differences between the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., Koppers Europe ApS and the Collateral Threshold as of June 30, 2009 (there have been no significant changes in the operations of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc. and Koppers Europe ApS since that date), we have determined that the Applicable Value of the capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc. and Koppers Europe ApS currently exceed the Collateral Threshold. As a result, the pledges of capital stock of Worldwide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc. and Koppers Europe ApS are automatically reduced to the extent that the Applicable Value exceeds the Collateral Threshold.

In respect of Koppers Delaware, Inc., Koppers Assurance, Inc., Koppers Concrete Products, Inc. and Concrete Partners, Inc., the Applicable Value of their common stock was based upon book value. Book value of a subsidiary’s capital stock is calculated as of each preceding period end and represents the original purchase price of the subsidiary’s capital stock plus any income earned less any losses and any transfers of assets.

In respect of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd. and Koppers Europe ApS, the Applicable Value of their common stock was based upon estimated market value. We have calculated the estimated market value of our subsidiaries’ capital stock by determining the earnings before interest, taxes, depreciation and amortization, or EBITDA, of each subsidiary for the twelve months ended June 30, 2009, and multiplying this EBITDA by a multiple used by Koppers Holdings for the initial public offering price in February 2006, based on the fact that the value of Koppers Holdings’ shares were based upon the performance of its wholly owned subsidiary, Koppers Inc. The Company determined that using this multiple continues to be a reasonable and appropriate means for determining fair value of our subsidiaries’ capital stock.

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

A change in the Applicable Value of the capital stock of any of our subsidiaries could result in a subsidiary’s capital stock that was previously excluded from collateral becoming part of the collateral or a subsidiary’s capital stock that was previously included in collateral being excluded. The following table reflects the amount by which the Applicable Value of each subsidiary’s capital stock as of June 30, 2009 would have to change in order for a portion of that subsidiary’s capital stock to no longer constitute collateral or, in the case of World-Wide Ventures Corp., Koppers Australia Holding Company Pty. Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., and Koppers Europe ApS would have to decrease in order for the capital stock of each of World-Wide Ventures Corp., Koppers Australia Holding Company Pty Ltd., Koppers Australia Pty Ltd., Koppers Delaware, Inc., and Koppers Europe ApS that is currently not collateral to become collateral:

Subsidiary	Change in Applicable Value
(Dollars in millions)
World-Wide Ventures Corp.	$(149.4)
Koppers Australia Holding Company Pty Ltd.	(73.2)
Koppers Australia Pty Ltd.	(73.2)
Koppers Delaware, Inc.	(52.5)
Koppers Europe ApS	(39.0)
Concrete Partners, Inc.	30.4
Koppers Concrete Products, Inc.	37.0
Koppers Redemption, Inc.	37.2
Koppers Assurance, Inc.	49.6

Legal Matters, Environmental and Other Matters

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of this Part I is incorporated herein by reference.

Recently Issued Accounting Guidance

There is no recently issued accounting guidance is expected to have a material impact on the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 17 to the Condensed Consolidated Financial Statements of Koppers Inc. included in Item 1 of Part I of this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to, the updated risk factor below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Our largest customer has significantly reduced its purchases of carbon pitch starting in the fourth quarter of 2008 due to, we believe, global economic issues. In addition, this customer disclosed in July 2009 that it is actively evaluating competitive alternatives to increase the availability of coal tar pitch and to reduce the cost of coal tar pitch. The customer has disclosed that these alternatives include expanding the range of product specifications, expanding its global supply base for imported coal tar pitch and backward integration. The permanent loss of, or a significant decrease in the level of purchases by, one or more of our major customers could result in a significant reduction in our profitability if we are unable to sell these volumes to alternate customers at similar prices.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2009, the sole shareholder of the Company acted by written consent to elect Cynthia A. Baldwin, X. Sharon Feng, David M. Hillenbrand, James C. Stalder, Stephen R. Tritch, Walter W. Turner and T. Michael Young to the Board of Directors of the Company for the ensuing year and ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year 2009.

ITEM 5. OTHER INFORMATION

The committees in which Mr. Neupaver will serve has not been determined. On August 5, 2009, the company’s board of directors elected Albert J. Neupaver as a non-employee director of the company. Mr. Neupaver will receive compensation for his services as a non-employee director in accordance with the company’s standard compensatory arrangement described in Koppers Holdings Inc.’s definitive Proxy Statement for its 2009 Annual Meeting under the caption “Director Compensation” filed pursuant to Regulation 14A with the Securities and Exchange Commission on April 1, 2009. Pursuant to such compensatory arrangement, Mr. Neupaver received an equity award of 3,000 shares of Koppers Holdings Inc. common stock.

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

KOPPERS INC. (REGISTRANT)

Date: August 6, 2009	By:	/s/ BRIAN H. MCCURRIE

Brian H. McCurrie, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)